Form 10-Q
period 2022-03-31
PepGen Inc.
filed 2022-06-16
CIK 1835597

4

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number: 001-41374

PEPGEN INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-3819886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
245 Main Street Cambridge, Massachusetts	02142
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 797-0979

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	PEPG	Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 16, 2022, the registrant had 23,631,924 of common stock, $0.0001 par value per share, outstanding.

SUMMARY OF MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

•
We have incurred significant losses since our inception, have no products approved for sale and we expect to incur losses for the foreseeable future.
•
We will need to raise substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, scale back, or discontinue our product development programs or future commercialization efforts.
•
We are very early in our development efforts. We have only advanced one product candidate into clinical development, and as a result it will be years before we commercialize a product candidate, if ever. If we are unable to advance our product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed.
•
Our business is highly dependent on the clinical advancement of our programs and modalities and is especially dependent on the success of our lead product candidates, EDO51 and EDODM1. Delay or failure to advance programs or modalities, including EDO51 and EDODM1 could adversely impact our business.
•
Preclinical and clinical development involves a lengthy and expensive process with an uncertain outcome, and the results of preclinical studies are not necessarily predictive of the results of later preclinical studies and any clinical trials of our product candidates. We have only entered clinical trials for one of our product candidates and our product candidates may not have favorable results in clinical trials, if any, or receive regulatory approval on a timely basis, if at all.
•
Substantial delays in the commencement, enrollment or completion of our planned clinical trials or failure to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities could prevent us from commercializing any product candidates we determine to develop on a timely basis, if at all.
•
We rely, and expect to continue to rely, on third parties to conduct some or all aspects of our product manufacturing, research and preclinical and clinical testing, and these third parties may not perform satisfactorily or, dedicate adequate resources to meet our needs, or may be unable to acquire the necessary supplies to perform successfully.
•
We face significant competition, and if our competitors develop technologies or product candidates more rapidly than we do or their technologies or product candidates are more effective or have more favorable safety or tolerability profiles, our business and our ability to develop and successfully commercialize products may be adversely affected.
•
If we are unable to obtain and maintain patent protection for our EDO platform, therapeutic development candidates or programs and/or other proprietary technologies we develop, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our therapeutic product candidates or programs and other proprietary technologies we may develop may be adversely affected.
•
We expect to expand our development and regulatory capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
•
Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.
•
The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for holders of our common stock.

The summary risk factors described above should be read together with the text of the full risk factors below in the section titled “Risk Factors” in Part II, Item 1.A. and the other information set forth in this Quarterly Report on Form 10-Q, as well as in other documents that we file with the U.S. Securities and Exchange Commission (SEC). The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or 10-Q contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management and which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this 10-Q include, but are not limited to, statements about:

•

the initiation, timing, progress, results, and cost of our research and development programs and our current and future preclinical studies and clinical trials, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, and the period during which the results of our clinical trials will become available;

•	our ability to efficiently develop our existing product candidates and discover new product candidates;

•

our ability to successfully manufacture our investigational drug substances and drug product for preclinical use, for clinical trials and on a larger scale for commercial use, if our investigational drug candidates are approved;

•	our ability to obtain funding for our operations necessary to complete further development and commercialization of our product candidates;

•	our ability to obtain and maintain regulatory approval of our product candidates;

•	our ability to commercialize our products, if approved;

•	the pricing and reimbursement of our product candidates, if approved;

•	the implementation of our business model, and strategic plans for our business and product candidates;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and our technology platform;

•	estimates of our future expenses, revenues, capital requirements, and our needs for additional financing;

•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

•	our financial performance;

•	the rate and degree of market acceptance of our product candidates;

•	regulatory developments in the United States and foreign countries;

•	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;

•	our ability to produce our products or product candidates with advantages in turnaround times or manufacturing cost;

•	the success of competing therapies that are or may become available;

•	our ability to attract and retain key research and development or management personnel;

•	the impact of laws and regulations;

•	developments relating to our competitors and our industry;

•

the effect of the ongoing COVID-19 pandemic, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to our preclinical studies and clinical trials and any future studies or trials; and

•	other risks and uncertainties, including those listed under the caption “Risk Factors.”

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions, and are subject to change due to known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk Factors” and elsewhere in this 10-Q. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. You should read this 10-Q and the documents that we reference in this 10-Q and have filed with the Securities and Exchange Commission completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

The forward-looking statements in this 10-Q represent our views as of the date of this 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this 10-Q.

In addition, statements that ‘‘we believe’’ and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain.

This 10-Q also contains estimates, projections and other information concerning our industry, our business and the markets for our programs and product candidates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from our own internal estimates and research as well as from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. While we are not aware of any misstatements regarding any third-party information presented in this 10-Q, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties and are subject to change based on various factors, including those discussed under the section titled “Risk Factors” and elsewhere in this 10-Q.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PEPGEN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

(UNAUDITED)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$118,854	$132,895
Other receivables	4,574	4,744
Prepaid expenses and other current assets	2,240	2,347
Total current assets	$125,668	$139,986
Property and equipment, net	2,569	636
Other assets	3,642	3,019
Total assets	$131,879	$143,641
Liabilities, convertible preferred stock, and stockholders’ deficit
Current liabilities:
Accounts payable (including related party amounts of $14 and $33, respectively)	$1,888	$3,240
Accrued expenses	14,234	7,081
Total current liabilities	16,122	10,321
Preferred stock warrant liability	168	226
Total liabilities	16,290	10,547
Commitments and contingencies
Convertible preferred stock	165,176	165,176
Stockholders’ deficit:
Class A common stock, $0.0001 par value; 16,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 963,588 shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	2,468	1,653
Accumulated other comprehensive (loss) income	(57)	17
Accumulated deficit	(51,998)	(33,752)
Total stockholders’ deficit	(49,587)	(32,082)
Total liabilities, convertible preferred stock, and stockholders’ deficit	$131,879	$143,641

See accompanying notes to condensed consolidated financial statements.

PEPGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development (including related party amounts of $43 and $143, respectively)	$10,707	$5,530
General and administrative	3,186	1,098
Total operating expenses	$13,893	$6,628
Operating loss	$(13,893)	$(6,628)
Other income (expense)
Interest income	9	—
Other income (expense), net	58	(8)
Total other income (expense), net	67	(8)
Net loss before income tax	$(13,826)	$(6,636)
Income tax expense	(4,420)	—
Net loss	$(18,246)	$(6,636)
Net loss per share, basic and diluted	$(18.94)	$(7.42)
Weighted-average common shares outstanding, basic and diluted	963,588	894,060

See accompanying notes to condensed consolidated financial statements.

PEPGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Net loss	$(18,246)	$(6,636)
Cumulative translation adjustment arising during the period	(74)	26
Comprehensive loss	$(18,320)	$(6,610)

See accompanying notes to condensed consolidated financial statements.

PEPGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	Series A-1 Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Series B Convertible Preferred Stock		Class A Common Stock		Additional Paid-in	Accumulated Other Comprehensive (Loss)	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Balance as of December 31, 2021	1,372,970	$8,454	3,939,069	$44,639	7,234,766	$112,083	963,588	$—	$1,653	$17	$(33,752)	$(32,082)
Stock-based compensation expense	—	—	—	—	—	—	—	—	815	—	—	$815
Net loss	—	—	—	—	—	—	—	—	—	—	(18,246)	$(18,246)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(74)	—	$(74)
Balance as of March 31, 2022	1,372,970	$8,454	3,939,069	$44,639	7,234,766	$112,083	963,588	$—	$2,468	$(57)	$(51,998)	$(49,587)

Balance as of December 31, 2020	1,372,970	8,454	700,278	7,680	—	—	894,060	—	119	(8)	(6,471)	(6,360)
Stock-based compensation expense	—	—	—	—	—	—	—	—	188	—	—	188
Net loss	—	—	—	—	—	—	—	—	—	—	(6,636)	(6,636)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	26	—	26
Balance as of March 31, 2021	1,372,970	$8,454	700,278	$7,680	—	$—	894,060	$—	$307	$18	$(13,107)	$(12,782)

See accompanying notes to condensed consolidated financial statements.

PEPGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(18,246)	$(6,636)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	66	37
Stock-based compensation expense	815	188
Change in fair value of preferred stock warrant liability	(58)	—
Changes in operating assets and liabilities:
Other receivables	21	77
Prepaids and other current and non-current assets	282	(351)
Accounts payable	(1,572)	42
Accounts payable related party	(32)	38
Accrued expenses and other non-current liabilities	6,452	3,775
Net cash used in operating activities	$(12,272)	$(2,830)
Cash flows from investing activities:
Purchases of property and equipment	(1,614)	(305)
Net cash used in investing activities	(1,614)	(305)
Cash flows from financing activities:
Payment of deferred offering costs	(18)	—
Net cash used in financing activities	$(18)	$—
Effect of exchange rate changes on cash	(137)	24
Net decrease in cash, cash equivalents and restricted cash	$(14,041)	$(3,111)
Cash, cash equivalents and restricted cash at beginning of period	134,368	9,778
Cash, cash equivalents and restricted cash at end of period	$120,327	$6,667
Components of cash, cash equivalents and restricted cash
Cash and cash equivalents	$118,854	$6,667
Restricted cash	1,473	—
Total cash, cash equivalents and restricted cash at end of period	$120,327	$6,667
Supplemental noncash investing and financing activities
Property and equipment included in accounts payable and accrued expenses	399	—
Deferred offering costs in accounts payable and accrued expenses	766	—

See accompanying notes to condensed consolidated financial statements.

PEPGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Nature of Business and Basis of Presentation

PepGen Inc., or the Company or PepGen, headquartered in Boston, Massachusetts, is a biopharmaceutical company developing a transformative oligonucleotide delivery technology and pipeline of product candidates to treat neuromuscular and neurologic diseases with a high unmet medical need.

Initial Public Offering

On May 10, 2022, the Company closed its initial public offering (IPO) in which the Company sold an aggregate of 9,000,000 shares at a public offering price of $12.00 per share for gross proceeds of $108.0 million. In connection with the IPO, the Company granted the underwriters a 30-day option to purchase 1,350,000 additional shares of common stock. On May 16, 2022, the underwriters exercised the option in part and the Company issued 1,238,951 shares of common stock for gross proceeds of $14.9 million. From the IPO and option exercise by the underwriters, the Company received approximately $122.9 million in gross proceeds and $110.2 million in net proceeds, after deducting underwriting discounts and estimated offering expenses payable by the Company.

Immediately prior to consummation of the IPO, all 12,546,805 outstanding shares of the Company’s redeemable convertible preferred stock, and 35,529 preferred stock warrants that were exercised on May 4, 2022 (see Note 3), converted into 12,359,856 shares of the Company’s common stock. As a result of this conversion, the Company's net loss per share, basic and diluted, will be significantly different in future filings.

Liquidity and Capital Resources

Since inception, the Company has not generated any revenue from product sales or other sources and has incurred significant operating losses and negative cash flows from operations. The Company’s primary uses of cash and cash equivalents to date have been to fund research and development activities, business planning, establishing and maintaining the Company’s intellectual property portfolio, hiring personnel, leasing premises and associated capital expenditures, raising capital, and providing general and administrative support for these operations. As of March 31, 2022, the Company had an accumulated deficit of $52.0 million. To date, the Company has funded operations primarily through private placements of convertible preferred stock and its IPO. As of March 31, 2022, the Company had cash and cash equivalents of $118.9 million.

As the Company continues to pursue its business plan to successfully develop and obtain regulatory approval for the Company’s product candidates, it expects to finance its operations through the sale of equity, debt financings or other capital resources, which could include income from collaborations, strategic partnerships or marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. However, there can be no assurance that any additional financing or strategic transactions will be available to the Company on acceptable terms, if at all. If events or circumstances occur such that the Company does not obtain additional funding, it may need to delay, reduce or eliminate its product development or future commercialization efforts, which could have a material adverse effect on the Company’s business, results of operations or financial condition.

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with generally accepted accounting principles in the United States of America (GAAP). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB). The condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of March 31, 2022, and results of operations for the interim periods ended March 31, 2022 and March 31, 2021.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the years ended December 31, 2021 and 2020, and the notes thereto, included in the Company’s final prospectus related to the IPO, dated May 5, 2022 and filed with the Securities and Exchange Commission (the SEC) pursuant to Rule 424(b)(4) on May 9, 2022 (Final Prospectus).

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements for the years ended December 31, 2021 and 2020 included in the Final Prospectus. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies.

Deferred Offering Costs

The Company capitalized incremental legal, professional accounting and other third-party fees that are directly associated with the IPO as other non-current assets until the IPO was consummated. After consummation of the IPO, these costs were recorded in stockholders’ equity as a reduction of additional paid-in-capital generated as a result of the offering. As of March 31, 2022, the Company included $2.2 million in other non-current assets. The IPO was completed in May 2022 and all deferred offering costs were subsequently recorded within stockholders’ equity as a reduction of additional paid-in-capital generated from the offering.

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts or existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment. The Company records a valuation allowance to reduce deferred tax assets to an amount for which realization is more likely than not.

The Company recognizes the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained upon examination by the tax authorities, based on the merits of the position. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense or benefit. To date, there have been no interest or penalties charged in relation to the unrecognized tax benefits.

Restricted Cash

The Company classifies all cash whose use is limited by contractual provisions as restricted cash. Restricted cash arises from the requirement for the Company to maintain cash of $1.5 million as collateral under a lease agreement. As of March 31, 2022 and December 31, 2021, the Company had $1.5 million of restricted cash classified in other assets on the condensed consolidated balance sheets.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), The amendment relates to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use, or the ROU, assets obtained in exchange for lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of condensed consolidated financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The amendment is effective for the Company as of January 1, 2022. As of January 1, 2022, the Company does not have any leases with initial terms greater than twelve months that have commenced for accounting purposes. For any future leases with initial terms greater than twelve months, the Company will record a lease liability and corresponding ROU asset on is balance sheet and provide required disclosures under Topic 842.

3. Fair Value Measurements

The following tables (in thousands) present information about the Company’s financial assets that have been measured at fair value as of March 31, 2022 and December 31, 2021, and indicate the fair value of the hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	As of March 31, 2022
	Total	Level 1	Level 2	Level 3
US Treasury-backed money market funds	$116,280	$116,280	$—	$—
Total	$116,280	$116,280	$—	$—

	As of December 31, 2021
	Total	Level 1	Level 2	Level 3
US Treasury-backed money market funds	$30,719	$30,719	$—	$—
Total	$30,719	$30,719	$—	$—

Money market funds are highly liquid investments that are valued based on quoted market prices in active markets, which represent a Level 1 measurement within the fair value hierarchy.

Preferred stock warrant liability

In connection with the November 24, 2020 Stock Purchase Agreement (Note 8), the Company granted warrants to purchase up to 35,529 shares of Series A-2 convertible preferred stock at a price per share equal to $11.42 and with a term ending upon the earlier of an underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, the consummation of a Deemed Liquidation Event, as such term is defined in the Company’s Restated Certificate of Incorporation or 10 years. As the warrants are for preferred stock, which do not qualify for equity classification, the warrants have been recorded as a liability and are required to be remeasured to fair value at each reporting date.

As there are a number of inputs that are not observable in the market, the warrant valuation represents a Level 3 measurement within the fair value hierarchy. The Company’s valuation of the preferred stock warrant utilized the Black-Scholes option-pricing model, which incorporates assumptions and estimates to value the preferred stock warrant.

The quantitative elements associated with the Company’s Level 3 inputs impacting the fair value measurement of the preferred stock warrant liability include the fair value per share of the underlying Series A-2 convertible preferred stock, the remaining contractual term of the warrant, risk-free interest rate, expected dividend yield and expected volatility of the price of the underlying preferred stock. The most significant assumption in the Black-Scholes option-pricing model impacting the fair value of the preferred stock warrant is the fair value of the Company’s Series A-2 convertible preferred stock as of each remeasurement date. The Company determines the fair value per share of the underlying preferred stock by taking into consideration its most recent sales of its convertible preferred stock. The Company historically has been a private company and lacks company-specific historical and implied volatility information of its stock. Therefore, it estimates its expected stock volatility based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the warrant. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrant. The Company has estimated a 0% dividend yield based on the expected dividend yield and the fact that the Company has never paid or declared dividends.

The Company recognizes changes in the fair value of the warrant liability as a component of other income (expense) in its condensed consolidated statements of operations and comprehensive loss. The Company will continue to recognize changes in the fair value of the warrant liability until the warrant is exercised, expires, or qualifies for equity classification.

A reconciliation of the Level 3 warrant liability is as follows (in thousands):

Series A-2 Preferred Stock Warrant Liability
Balance as of December 31, 2020	$30
Change in fair value	196
Balance as of December 31, 2021	226
Change in fair value	(58)
Balance as of March 31, 2022	$168

4. Property and Equipment, Net

The cost and accumulated depreciation of property and equipment were as follows (in thousands):

	March 31, 2022	December 31, 2021
Lab equipment	$2,063	$975
Computer and office equipment	$42	$91
Construction in process	935	—
Total property and equipment	3,040	1,066
Less: accumulated depreciation	(471)	(430)
Total property and equipment, net	$2,569	$636

Depreciation expense was $0.1 million and $0.05 million for the three months ended March 31, 2022 and March 31, 2021, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Research and development expenses	$7,718	$5,343
Employee-related expenses	635	1,205
Taxes payable	4,326	—
Other	1,555	533
Total accrued expenses	$14,234	$7,081

6. Related Party Transactions

Technology license agreement

In March 2018, the Company, Oxford University Innovation Limited (OUI), and the Medical Research Council of United Kingdom Research and Innovation, or MRC (or collectively the Licensors), entered into a license of technology agreement, or the License Agreement, which was subsequently amended in December 2018 and further amended and restated in November 2020. The Licensors and affiliates hold shares of the Company's common stock. The License Agreement provides the Company with an exclusive world-wide license to licensed data and technology owned by OUI and MRC in respect of cell penetrating peptides for treatment of Duchenne muscular dystrophy, spinal muscular atrophy, and other conditions. The License Agreement provides the Company with the rights to grant and authorize sublicenses to make, use, sell, and import products and otherwise exploit the patent rights.

As consideration for the license, the Company made an initial upfront payment in 2018 of $0.1 million upon transfer of the license technology and data and in 2020 upon amending and restating the License Agreement made two additional payments of $19,000 for a Restatement Completion Fee and License Data Fee. The Company determined that the upfront payment and subsequent Restatement Completion Fee and License Data Fee as part of the license agreement would be expensed upon execution of the original contract and subsequent amendment as the license was acquired for research and development purposes which does not have alternative future uses, and the underlying technology has not reached technological feasibility.

The Company could be required to make milestone payments to the Licensors upon completion of certain patent and commercial milestones related to the patents and commercialization of certain of the Company’s product candidates. The aggregate potential milestone payments are $0.1 million. The Company also agreed to pay the Licensors low single digit royalties on net sales of any licensed products that are commercialized by the Company or sublicensees in excess of a threshold amount between £20 million and £30 million ($26.3 million and $39.5 million as of March 31, 2022), subject to certain adjustments. The term of the License Agreement continues until the later of (i) the date on which all the patents and patent applications covered thereunder have been abandoned or allowed to lapse or expired or been rejected or revoked or (ii) 20 years from the date of the original agreement.

Additionally, the Company could be required to pay OUI an exit fee between 0.5% to 2% of the value determined in an acquisition or IPO, not to exceed £5 million ($6.6 million as of March 31, 2022), if the Company enters into a transaction with a third-party whereby the party obtains direct or indirect control of the Company, or the Company sells shares on an exchange in an IPO. In lieu of paying the exit fee, the Company has the option to pay a buy out fee, which can be paid at any time to release the Company from its obligation to pay the exit fee. As of March 31, 2022 and December 31, 2021, the Company concluded the exit event was not probable and therefore no obligation was recorded (see Note 11 for final exit fee).

Additionally, the Company pays office space rent to OUI. For the three months ended March 31, 2022 and March 31, 2021, total rent payments were not material. As of December 31, 2021, $30,000 was due to OUI by the Company for rent payments.

Services agreement

In November 2020, the Company entered into an agreement, or the Services Agreement, with Carnot Pharma, LLC, or Carnot, under which Carnot provides research and other services to the Company. Carnot is an entity controlled by RA Capital Management, L.P. Entities affiliated with RA Capital Management, L.P. purchased shares of Series A-2 convertible preferred stock in the Company’s preferred stock financing in November of 2020 and May and July of 2021, which were converted to shares of the Company's common stock in connection with the IPO. In addition, entities affiliated with RA Capital Management, L.P. purchased shares of our Series B convertible preferred stock in the Company’s preferred stock financing in July 2021 which were also converted into shares of the Company's common stock in connection with the IPO. One member of the Company’s Board of Directors is also affiliated with RA Capital Management, L.P.

Under the terms of the Services Agreement, the Company compensates Carnot on a fully burdened cost basis for personal time devoted to Company projects. In addition, the Company reimburses Carnot on a costs basis for any subcontractor costs incurred. The Company pays Carnot on a quarterly basis, in arrears, for services performed and costs incurred. The Services Agreement is for a term of the later of (A) two (2) years and (B) the later of (a) completion of the Services or (b) latest-to-occur delivery of a final report or any other items required to be delivered to the Company under the last ongoing project as part of the services, if any. The Company may terminate the services agreement by giving 30 days’ prior notice and either party can terminate the services agreement for a material breach, if not cured within 30 days following notice by the nonbreaching party. The services agreement was terminated on April 15, 2022.

Expenses incurred by the Company under the Services Agreement with Carnot for the three months ended March 31, 2022 and March 31, 2021, totaled $43,000 and $143,000, respectively. As of March 31, 2022 and December 31, 2021, included in accounts payable was approximately $14,000 and $2,600 that was due to Carnot by the Company for services rendered under the Services Agreement, respectively.

7. Commitments and Contingencies

Legal proceedings

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated.

The Company is not party to any litigation and does not have contingency reserves established for any litigation liabilities.

Leases

In December 2021, the Company entered into a lease for lab and office space in Massachusetts of approximately 31,668 square feet. The lease term is for 110 months with one optional renewal period of five years. The initial monthly lease payment is $0.2 million which increases on an annual basis at three percent. The lease is expected to commence for accounting purposes in the fourth quarter of 2022 or early 2023.

Other

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, the Company agrees to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third-party with respect to the Company’s products. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of

March 31, 2022. The Company does not anticipate recognizing any significant losses relating to these arrangements. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements may be unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

8. Convertible Preferred Stock and Stockholders’ Equity

Series A-1 convertible preferred stock and Series A-2 convertible preferred stock

In connection with the November 24, 2020, Stock Purchase Agreement, the Company agreed to issue an aggregate of 3,939,069 shares of Series A-2 convertible preferred stock to new and existing investors at a price of $11.42 per share, in three closings, and elected to convert 1,348,693 shares of outstanding Class A and Class B common stock into 1,372,970 shares of Series A-1 convertible preferred stock. A total of 1,033,117 shares of Class A common stock held by certain founding investors and employees were not modified and continue to exist as Class A common stock. The Series A-1 and Series A-2 convertible preferred stock was converted to common stock immediately prior to the consummation of the Company’s IPO in May 2022 (see Note 1).

The Company concluded the terms of the Stock Purchase Agreement, whereby certain pre-existing Class A and Class B common stock was modified and exchanged for Series A-1 convertible preferred stock, represented a modification as these previous Class A and Class B common stockholders received incremental value through the enhanced rights and preferences associated with the Series A-1 convertible preferred stock. Consequently, in connection with this exchange, the Company recorded a deemed dividend of $2.2 million to reflect the difference between the fair value of the Series A-1 convertible preferred stock and the Class A and Class B common stock, on the date of the exchange, based upon a valuation performed by an independent valuation specialist.

In November 2020, the Company issued 700,278 shares of Series A-2 convertible preferred stock in the initial closing for gross proceeds of $8.0 million. The Stock Purchase Agreement contains provisions that potentially obligate the Company to sell, outside of its control, an additional 3,238,791 shares of Series A-2 convertible preferred stock at $11.42 per share for expected gross proceeds of $37.0 million, upon the occurrence of two subsequent milestone closings, or the Milestone Closings, or earlier, at the option of any holder of the Series A-2 convertible preferred stock. If the defined milestones are not achieved prior to the Company’s IPO, the holders may elect to purchase these shares prior to the completion of the IPO. If the shares are not purchased prior to the completion of the IPO, then this right to purchase these shares automatically expires. If any holder of the Series A-2 convertible preferred stock does not elect to participate in the two subsequent Milestone Closings, the holder’s shares of Series A-2 convertible preferred stock automatically convert into shares of common stock at a ratio of ten shares of Series A-2 convertible preferred stock to one share of common stock. In addition, to the extent any Series A-1 convertible preferred stock stockholder participated in the Series A-2 preferred stock financing and does not elect to participate in the two subsequent Milestone Closings, the holder’s shares of Series A-1 convertible preferred stock automatically convert into shares of common stock on a one-to-one basis.

In May 2021, upon the completion of the first of two defined Milestone Closings outlined in the Stock Purchase Agreement, the Company sold 1,400,558 shares of Series A-2 convertible preferred stock at $11.42 per share for aggregate gross proceeds of $16.0 million.

In July 2021, in advance of the Series B convertible preferred stock financing, the then existing Series A-2 convertible preferred stockholders exercised their right to purchase the remaining Milestone Closing shares and the Company sold 1,838,233 shares of Series A-2 convertible preferred stock at $11.42 per share for aggregate gross proceeds of $21.0 million.

Series B convertible preferred stock

In July 2021 the Company entered into the Series B Stock Purchase Agreement, whereby the Company agreed to issue and sold an aggregate of 7,234,766 shares of Series B convertible stock to new and existing investors at a per share price of $15.55 per share for aggregate gross proceeds of $112.5 million. The Series B convertible preferred stock was converted to common stock immediately prior to the consummation of the Company's IPO in May 2022 (see Note 1).

The Company’s convertible preferred stock has the following characteristics:

Dividends

Each holder of convertible preferred stock is entitled to receive dividends when and if declared by the board of directors at the rate of 6% of the original issue price per annum. The original issuance price, or Original Issuance Price, with respect to the Series A-1 convertible preferred stock is $4.64 per share, with respect to the Series A-2 convertible preferred stock is $11.42 per share and with respect to the Series B convertible preferred stock is $15.55 per share. Dividends are noncumulative, and no cash dividends have been declared to date. The Series B convertible preferred stock was converted to common stock upon the Company’s IPO in May 2022 (see Note 1).

Conversion

Each share of convertible preferred stock is convertible without payment of additional consideration at the option of the holder any time after the issuance date into shares of common stock determined by dividing the Original Issuance Price by the conversion price. The conversion price of the convertible preferred stock is initially equal to the Original Issuance Price and is subject to adjustment if the Company issues additional shares of common stock after the applicable original issue date of such series of convertible preferred stock without consideration or for consideration per share less than the conversion price for such series of convertible preferred stock, subject to customary exceptions. The convertible preferred stock is subject to a mandatory conversion in the event (i) that there is a closing of the sale of shares of common stock to the public at a price of at least $23.32 per share (subject to adjustment), resulting in at least $75 million of gross proceeds in an underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, and in connection with such offering the common stock is listed for trading on the Nasdaq Stock Market’s National Market, the New York Stock Exchange or another exchange or marketplace approved by the board of directors or (ii) upon the vote or written consent for such conversion from the Requisite Holders (defined as a majority of the outstanding shares of preferred stock voting as a single class and on an as-converted basis). As of March 31, 2022 and December 31, 2021, all series of convertible preferred stock were convertible into shares of common stock on a one-to-one basis. Upon the effective date of the Reverse Stock Split (see Note 11), the conversion rate was adjusted to 1.018 to 1.

Liquidation

Holders of the convertible preferred stock were entitled to receive liquidation preferences at the Series A-1, Series A-2 and Series B Original Issue Price, plus all accrued and declared but unpaid dividends. After full payment of the liquidation preference to the holders of the Series A-1, Series A-2 and Series B convertible preferred stock, the remaining assets, if any, were to be distributed ratably to the holders of the common stock provided, however, that each holder of convertible preferred stock was entitled to receive upon such liquidation the greater of (i) the amount distributed pursuant to above and (ii) the amount such holder would have received if all shares of convertible preferred stock had been converted into common stock immediately prior to such liquidation.

Redemption rights

The holders of Series A-1, Series A-2 and Series B convertible preferred stock did not have any redemption rights, except upon certain liquidation and dissolution events that are outside of the Company’s control.

Voting rights

The holder of each share of convertible preferred stock was entitled to one vote for each share of common stock into which it would convert and to vote as one class with the common stockholders on all matters.

Classification

Upon the occurrence of certain change in control events that are outside the Company’s control, including liquidation, sale or transfer of the Company, holders of the convertible preferred stock could effectively cause redemption for cash. As a result, the Company had classified the convertible preferred stock as mezzanine equity on the condensed consolidated balance sheets as the stock was contingently redeemable. The Company elected not to adjust the carrying values of the convertible preferred stock to the liquidation preferences of such shares because it was uncertain whether or when an event would occur that would obligate the Company to pay the liquidation preferences to holders of shares of convertible preferred stock. Subsequent adjustments to the carrying values to the liquidation preferences would have been made only when it had become probable that such a liquidation event would occur.

Common stock

Under the Amended and Restated Certificate of Incorporation, dated July 30, 2021, the Company has the authority to issue a total of 16,000,000 shares of Class A common stock (par value of $0.0001 per share) and 12,582,334 shares of preferred stock (par value of $0.0001 per share).

In 2018, the Company issued 982,315 shares of Class A common stock to certain founders of the Company with a stated value of $0.001 per share, under PepGen Limited. From March 2018 through December 2019, the Company issued 1,348,693 shares of Class A common stock and Class B common stock with a stated value of $4.73 per share under, PepGen Limited. In addition, in

November of 2020, the Company issued 50,803 shares of Class A common stock in connection with the exercise of stock options, under the PepGen Limited 2020 Share Scheme. In connection with the Reorganization, the Class A and Class B common stock of PepGen Limited were converted into shares of PepGen Inc. on a one-to-one basis into the same Class of common stock originally held.

Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No cash dividends have been declared by the board of directors during the three months ended March 31, 2022 and March 31, 2021.

The Company has reserved the following shares of common stock for issuance, on an as-converted basis, as follows:

	March 31, 2022	December 31, 2021
Convertible preferred stock	12,546,805	12,546,805
Stock options issued and outstanding	2,075,045	1,898,084
Preferred stock warrants issued and outstanding	35,529	35,529
Vesting conditions placed on previously issued common shares	69,529	69,529
Authorized for future stock awards or option grants	232,739	456,416
Total	14,959,647	15,006,363

Shares of Common Stock Subject to Repurchase

In November 2020, in connection with the Series A-2 convertible preferred stock financing, two founding stockholders entered into Stock Restriction Agreements, or Restriction Agreements, whereby 139,057 shares that were previously vested and not subject to repurchase became restricted and subject to repurchase. The repurchase rights lapse 50% on the one-year anniversary of the Restriction Agreements and 50% on the second anniversary of the Restriction Agreements. Shares subject to repurchase by the Company are not deemed, for accounting purposes, to be outstanding until those shares vest and therefore are not included in the shares outstanding on the condensed consolidated balance sheet.

In connection with the vesting restrictions placed on these previously vested shares, the Company was required to determine the measurement date fair value of the shares, which was $2.37 per share or $0.3 million in aggregate. The measurement date fair value of the restricted stock will be recognized as stock-based compensation expense over the vesting period. As of March 31, 2022, and December 31 2021, 69,529 shares were subject to repurchase by the Company.

9. Stock-Based Compensation

As of March 31, 2022, the Company maintains one equity compensation plan, the PepGen Inc. 2020 Stock Plan, or 2020 Plan. As of March 31, 2022, 232,739 shares remained available for issuance under the 2020 Plan. Subsequent to March 31, 2022, and immediately prior to the closing of the Company’s IPO, the Company adopted the 2022 Stock Option and Incentive Plan, or 2022 Plan, and the 2022 Employee Stock Purchase Plan, or the ESPP (see Note 11).

Stock Option Activity

Stock option activity under the Plan, is as follows:

	Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2021	1,898,084	$7.46
Granted	176,961	11.23
Exercised	—	—
Canceled/Forfeited	—	—
Outstanding as of March 31, 2022	2,075,045	$7.78
Vested and exercisable as of March 31, 2022	230,078	$2.71
Vested and expected to vest as of March 31, 2022	2,075,045	$7.78

The weighted-average grant date fair value of options granted during the three months ended March 31, 2022 was $7.50 per share.

Stock-Based Compensation Expense

Stock based compensation expense recognized for stock option grants included in the accompanying condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$256	$23
General and administrative	559	165
Total stock-based compensation expense	$815	$188

As of March 31, 2022, total unrecognized compensation cost related to unvested share options was approximately $9.0 million, which is expected to be recognized over a weighted-average period of approximately 3.4 years.

10. Income Taxes

The Company recorded income tax expense of $4.4 million and nil for the three months ended March 31, 2022 and 2021, respectively. The income tax expense for the three months ended March 31, 2022 was due to the intellectual property (IP) transfer noted in the paragraph below.

On January 1, 2022 (the “Transfer Date”), the Company’s wholly owned subsidiary, PepGen Limited, transferred all IP assets to the parent company, PepGen Inc., in an arm’s length transaction at fair value pursuant to an asset transfer agreement. The fair value of the IP assets is a non-recurring fair value measurement. The Company engaged valuation specialists to calculate the IP value, and the IP value was measured using the historical cost method. The historical cost method estimated the fair value of the IP assets using the historical cost base of the IP assets and the expected market return as of the Transfer Date. The significant assumption inherent in estimating the fair value using the historical cost method was the expected market return. The Company utilized a 40% expected market return, which a third-party investor may expect as a return on their investment, and which is based on studies of venture capital investment returns. The Company calculated the fair value of the IP assets by computing the present value of the historical cost base using the 40% expected market return. The assumptions used in the estimation of the IP assets represent level 3 inputs of the fair value hierarchy (see Note 3).

The Company recognizes the impact of an uncertain income tax position taken on its income tax returns at the amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will be recognized if it has less than a 50% likelihood of being sustained. The tax positions are analyzed at least quarterly, and adjustments are made as events occur that warrant adjustments for those positions. As of March 31, 2022, the Company has recognized a liability for the uncertain tax position relative to the IP transfer of $0.7 million.

The transfer of the intellectual property assets resulted in an estimated tax charge to Her Majesty’s Revenue & Customs, after considering net operating loss carryforwards, of $4.4 million, inclusive of the $0.7 million uncertain tax position. The liability is accounted for in accrued expenses on the condensed consolidated balance sheet.

11. Subsequent Events

Preferred stock warrant liability

In connection with the November 24, 2020 Stock Purchase Agreement (Note 8), the Company granted warrants to purchase up to 35,529 shares of Series A-2 convertible preferred stock at a price per share equal to $11.42 and with a term ending upon the earlier of an underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, the consummation of a Deemed Liquidation Event, as such term is defined in the Company’s Restated Certificate of Incorporation or 10 years. The warrants were exercised on May 4, 2022, just prior to the completion of the IPO, for proceeds of $0.4 million. Immediately prior to the consummation of the IPO, the warrants were converted into 34,901 shares of the Company's common stock.

Reverse Stock Split and Charter Amendment

On April 29, 2022, the Company filed a charter amendment to affect a 1.018 for 1 reverse stock split of its issued and outstanding shares of common stock, which resulted in a proportional adjustment to the existing conversion ratios for each series of the Company’s preferred stock. Accordingly, all share and per share amounts for all periods presented in the accompanying condensed consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the preferred stock conversion ratios.

Additionally, on April 29, 2022, as part of the charter amendment to effect the reverse stock split, the Company amended its charter to rename its Class A Common Stock to common stock, with all of the same rights and privileges as described in Note 8. As part of the charter amendment, the Company also increased the authorized number of shares of common stock from 16,000,000 shares to 36,000,000 shares.

In addition, the Company obtained a waiver from the requisite preferred stockholders to effect the mandatory conversion of its preferred stock into common stock, subject to and effective upon the consummation of its initial public offering.

2022 Stock Plan and ESPP

In April 2022, the Company’s board of directors and its stockholders adopted the 2022 Stock Option and Incentive Plan, which became effective on May 4, 2022. The 2022 Plan replaced the 2020 Plan, and the Company’s board of directors has determined not to make additional awards under the 2020 Plan following the closing of the IPO. The 2022 Plan provides for the granting of incentive stock options, non-statutory stock options, restricted stock awards, and other forms of stock awards to its employees, directors, and consultants. The Company has initially reserved 2,260,000 shares of common stock for the issuance of awards under the 2022 Plan.

Prior to the completion of the IPO, the Company granted 1,104,191 options to purchase common stock to its employees, including certain named executive officers, with an exercise price equal to the IPO price of $12.00 per share. The awards had an aggregate grant date fair value of $8.9 million.

In April 2022, the Company’s board of directors and stockholders adopted the 2022 ESPP, which became effective on May 4, 2022. The Company has initially reserved 226,000 shares of common stock for the issuance to participating employees.

OUI Exit Fee

Upon completion of the Company’s IPO in May 2022, the Company became obligated to pay OUI an exit fee between 0.5% to 2% of the value determined in an acquisition or IPO, not to exceed £5 million ($6.6 million as of March 31, 2022) (See Note 6). The exit fee due to OUI, based on the IPO raise, is £1.1 million ($1.4 million as of March 31, 2022), which will be charged to research and development expense during the second quarter of 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes included elsewhere in this 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this 10-Q, including information with respect to our plans, strategies, objectives, expectations and intentions for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this 10-Q, our actual results could differ materially from the results described in or implied by these forward-looking statements. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”

Overview

We are a clinical-stage biotechnology company advancing the next generation of oligonucleotide therapeutics with the goal of transforming the treatment of severe neuromuscular and neurologic diseases. Our Enhanced Delivery Oligonucleotide, or EDO, platform is founded on over a decade of research and development and leverages cell-penetrating peptides to improve the uptake and activity of conjugated oligonucleotide therapeutics. This technology was initially developed through a collaboration between researchers at the University of Oxford and the Medical Research Council of United Kingdom Research and Innovation. We have in-licensed an extensive patent portfolio from these institutions to support the further advancement and potential commercialization of our EDO platform. Our EDO peptides are engineered to optimize tissue penetration, cellular uptake and nuclear delivery, and in preclinical studies we have observed their ability to transport oligonucleotides into a broad range of target tissues, including smooth, skeletal, and cardiac muscle and the central nervous system, or CNS. Furthermore, the high levels of pharmacological activity observed in preclinical studies support our belief that our EDO platform technology has the potential to deliver therapeutic agents to the cell nucleus. Using these EDO peptides, we are generating a pipeline of oligonucleotide product candidates that target the root cause of serious diseases.

We are currently in clinical-stage development, with our product candidate, EDO51, having entered the clinic in the second quarter of 2022. We are developing EDO51, to treat individuals with Duchenne muscular dystrophy, or DMD, whose mutations are amenable to an exon 51-skipping therapeutic approach. An exon is a segment of a gene that – together with other exons – contains the code that is translated into a protein. Exon skipping is a therapeutic modality that enables mutations in the gene to be bypassed, thereby repairing this code and enabling production of a truncated, yet functional version of the target protein. In non-human primate, or NHP, studies, EDO51 at a dose of 30 mg/kg achieved over 70% exon 51 skipping in skeletal muscle, including diaphragm. In addition, in head-to-head NHP studies, we observed that EDO51 had greater activity than R6G-PMO, which we believe to be structurally equivalent to Sarepta Therapeutics’, or Sarepta’s, SRP-5051, the most clinically advanced peptide-ASO conjugate.

Following the review of our preclinical dataset by Health Canada and subsequent authorization of our Clinical Trial Application, or CTA, we have initiated a Phase 1 clinical trial of EDO51 in healthy normal volunteers, or HNV, and we anticipate receiving topline data from this trial by the end of 2022. We are also developing EDODM1 for the treatment of myotonic dystrophy type 1, or DM1, for which we anticipate submitting an investigational new drug, or IND, application in the first half of 2023, and EDO53 for the treatment of DMD patients whose mutations are amenable to an exon 53- skipping therapeutic approach, for which we anticipate reporting exon skipping data in NHPs in the second half of 2022. Alongside these product candidates, we have initiated research efforts on EDO therapeutics for further DMD exon skipping populations, including exon 45- and exon 44- skipping amenable patients, and for additional indications, including neuromuscular diseases and neurologic disorders. We anticipate nominating a candidate for one of these programs in the second half of 2022 and advancing additional programs into CTA- and IND-enabling studies in 2024.

Initial Public Offering and Liquidity

On May 10, 2022, we closed our initial public offering (IPO) in which we sold an aggregate of 9,000,000 shares at a public offering price of $12.00 per share for gross proceeds of $108.0 million. In connection with the IPO, we granted the underwriters a 30-day option to purchase 1,350,000 additional shares of common stock. On May 16, 2022, the underwriters exercised the option in part and we issued 1,238,951 shares of common stock for gross proceeds of $14.9 million. From the IPO and option exercise by the underwriters, we received approximately $122.9 million in gross proceeds and $110.2 million in net proceeds, after deducting underwriting discounts and estimated offering expenses payable by us.

Immediately prior to consummation of the IPO, all 12,546,805 outstanding shares of the Company’s redeemable convertible preferred stock, and 35,529 preferred stock warrants that were exercised on May 4, 2022, converted into 12,359,856 shares of the Company’s common stock.

Since our inception, we have not generated any revenue from product sales or other sources and have incurred significant operating losses and negative cash flows from our operations. Our primary uses of cash to date have been to fund our research and development activities, business planning, establishing and maintaining our intellectual property portfolio, acquiring and developing product and technology rights, hiring personnel, leasing premises and associated capital expenditures, raising capital, and providing general and administrative support for these operations. To date, we have funded our operations primarily through private placements of our convertible preferred stock and proceeds from our IPO.

We have incurred operating losses in each year since our inception. Our net losses were $18.2 million and $6.6 million for the three months ended March 31, 2022 and March 31, 2021, respectively. As of March 31, 2022, we had cash and cash equivalents of $118.9 million, excluding the proceeds from our IPO in May 2022. As of March 31, 2022, we had an accumulated deficit of $52.0 million. We expect our expenses and operating losses will increase substantially as we conduct our ongoing preclinical studies and current and planned clinical trials, continue our research and development activities, utilize third parties to manufacture our product candidates and related raw materials, hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with an exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs. In addition, we have several development, regulatory and commercial milestone payment obligations under our licensing arrangements. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies and current and planned clinical trials and our expenditures on other research and development activities.

Based upon our current operating plans, we believe that the estimated net proceeds our IPO, together with our existing cash and cash equivalents, will be sufficient to fund our currently planned operations into the first half of 2025. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which will not be for at least the next several years, if ever. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Impact of COVID-19 on our Business

The global coronavirus disease 2019, or COVID-19, pandemic continues to evolve, and we will continue to monitor the COVID-19 situation. The extent of the impact of the ongoing COVID-19 pandemic on our business, operations and clinical development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the pandemic and its impact on contract research organizations, or CROs, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. The ultimate impact of the ongoing COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. To the extent possible, we are conducting business as usual, with only advisable modifications to employee travel. We will continue to actively monitor the rapidly evolving situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the extent to which the ongoing COVID-19 pandemic may affect our business, operations and clinical development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain and is subject to change.

Corporate Reorganization

We were initially formed as PepGen Limited on January 25, 2018, in the United Kingdom. On November 9, 2020, PepGen Limited initiated a corporate reorganization, or the Reorganization. As part of the Reorganization, PepGen Limited formed PepGen Inc., a Delaware corporation with nominal assets and liabilities, for the purpose of consummating the Reorganization. In connection with the Reorganization, the existing shareholders of PepGen Limited exchanged each of their classes of shares of PepGen Limited for the same number and class of common stock of PepGen Inc. on a one-to-one basis. The newly issued stock of PepGen Inc. had substantially identical rights to the exchanged shares of PepGen Limited. As a result of the exchange, PepGen Inc. became the sole shareholder of PepGen Limited. Upon the completion of the Reorganization on November 23, 2020, the historical financial statements of PepGen Limited became the historical financial statements of PepGen Inc., as the Reorganization was deemed to be between entities under common control.

After the Reorganization was completed, PepGen Limited began the process of transferring certain operations, including financial management functions, to PepGen Inc. pursuant to an intercompany services agreement, effective as of April 2021, and certain assets, including a novation of all intellectual property assets, pursuant to an asset transfer agreement, effective as of January 1, 2022.

Components of Results of Operations

Revenue

We currently have no products approved for sale, and we have not generated any revenue to date. In the future, we may generate revenue from collaboration or license agreements we may enter into with respect to our research, platform technology, drug candidates, as well as product sales from any approved product, which approval we do not expect to occur for at least the next several years, if ever. Our ability to generate product revenue will depend on the successful development and eventual commercialization of the drug candidates we pursue. If we fail to complete preclinical and clinical development of product candidates or obtain regulatory approval for them, our ability to generate future revenues, and our results of operations and financial position would be adversely affected.

Operating Expenses

Research and Development

To date, our research and development expenses have primarily consisted of external and internal costs associated with our research and development activities, including our discovery and research efforts, including the development of our proprietary EDO platform, and the preclinical and clinical development of our product candidates. Our research and development expenses include:

•
external expenses, including expenses incurred under arrangements with third parties, such as contract research organizations, or CROs, contract manufacturers or CMOs, consultants and our scientific advisors;
•
personnel-related costs, including salaries, cash incentive compensation, payroll taxes, employee benefits, and stock-based compensation;
•
costs for laboratory supplies and materials and reagents for chemical synthesis of product candidates; and
•
facility costs, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other supplies.

Research and development expenses are recognized as incurred and payments made prior to the receipt of goods or services to be used in research and development activities are capitalized as prepaid expenses until the goods or services are received. Research and development expenses are presented net of reimbursement received related to a U.K. grant and refundable research and development tax credits from the U.K government. We do not expect our research and development tax credits from the U.K. government to be material in future years as the intellectual property has been transferred from our wholly-owned U.K. subsidiary, PepGen Limited, to the parent company, PepGen Inc. in January 2022.

The following table summarizes our research and development expenses for the three months ended March 31, 2022 and March 31, 2021, respectively. The direct external development program expenses reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Our internal resources, personnel and infrastructure are not directly tied to any one research or drug discovery program and are typically deployed across multiple programs. As such, we do not track internal expenses on a specific program basis.

	Three Months Ended March 31,
	2022	2021
External expenses:
PGN-EDO51	$5,410	$5,054
PGN-EDODM1	1,422	6
PGN-EDO53	823	$—
Other programs and unallocated expenses	146	245
Total external expense	7,801	5,305
Internal expenses:
Personnel-related (including stock-based compensation)	1,941	157
Other	965	68
Total research and development expenses	$10,707	$5,530

We plan to substantially increase our research and development expenses for the foreseeable future as we continue to conduct our ongoing research and development activities, advance our preclinical research programs toward clinical development, including conducting IND- and CTA-enabling studies, and conducting clinical trials. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving marketing approval for any of our product candidates.

The timelines and costs associated with research and development activities are uncertain and can vary significantly for each product candidate and development program due to the inherently unpredictable nature of preclinical and clinical development. We anticipate we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to preclinical and clinical results, regulatory developments, and ongoing assessments as to each program’s commercial potential. We will need to raise substantial additional capital in the future.

Our future development costs may vary significantly based on factors such as:

•
animal and other preclinical studies and IND- or CTA-enabling studies;
•
per patient trial costs;
•
the number of trials required for approval;
•
the number of sites included in the trials;
•
the countries in which the trials are conducted;
•
the length of time required to enroll eligible patients;
•
the number of patients that participate in the trials;
•
the number of doses that patients receive;
•
the drop-out or discontinuation rates of patients;
•
the duration of patient participation in the trials and follow-up;
•
the cost and timing of manufacturing our product candidates;
•
the efficacy and safety profile of our product candidates; and
•
maintaining a continued acceptable safety profile of our products if any receive regulatory approval.

General and Administrative

General and administrative expenses consist primarily of personnel-related costs, including salaries, cash incentive compensation, payroll taxes, employee benefits, and stock-based compensation charges for those individuals in executive, finance, facility operations, and other administrative functions. Other significant costs include legal fees relating to intellectual property and corporate matters, professional fees for accounting and consulting services, and insurance costs.

We anticipate that our general and administrative expenses will increase for the foreseeable future to support our continued research and development activities. We also anticipate increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with our exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs associated with operating as a public company.

Other Income (Expense), Net

Interest income

Interest income consists primarily of interest earned on our cash deposits.

Other income (expense)

We classify our outstanding warrants to purchase shares of our Series A-2 convertible preferred stock as liabilities on our condensed consolidated balance sheets at their estimated fair value as the underlying convertible preferred stock is classified as temporary equity. At the end of each reporting period, changes in the estimated fair value during the period are recorded as a component of other income (expense), net. We will continue to recognize changes in the fair value of our warrant liability until the warrants are exercised, expire, or qualify for equity classification. The warrants provide that, unless earlier exercised by the holders thereof, they will automatically be exercised on a net basis in connection with an initial public offering. The warrants were exercised on May 4, 2022 prior to the completion of our IPO.

Income Taxes

We have not recorded a U.S. provision for federal or state income taxes as we have no revenue and have incurred losses since inception. During the three months ended March 31, 2022, we recorded a $4.4 million tax charge associated with the transfer of our intellectual property assets from our wholly owned subsidiary, PepGen Limited, to the parent company, PepGen Inc (see Item 1. Financial Statements Note 10).

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and March 31, 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and March 31, 2021 (in thousands):

	Three Months Ended March 31,		Period-to-
	2022	2021	Period Change
Operating expenses:
Research and development (including related party amounts of $29 and $475, respectively)	$10,707	$5,530	$5,177
General and administrative	3,186	1,098	2,088
Total operating expenses	$13,893	$6,628	$7,265
Operating loss	$(13,893)	$(6,628)	$(7,265)
Other income (expense), net
Interest income	9	—	9
Other income (expense), net	58	(8)	66
Total other income (expense), net	67	(8)	$75
Net loss before income tax	$(13,826)	$(6,636)	$(7,190)
Income tax expense	(4,420)	—	$(4,420)
Net loss	$(18,246)	$(6,636)	$(11,610)

Research and Development Expenses

Research and development expenses increased by $5.2 million from $5.5 million for the three months ended March 31, 2021, to $10.7 million for the three months ended March 31, 2022. This increase was attributable to increased research and development activities related to the advancement of our pipeline programs, including a $2.7 million increase in preclinical and manufacturing costs, a $1.8 million increase in personnel-related costs due to increased headcount, including an increase of $0.2 million in stock-based compensation expense and a $0.6 million increase in facility and office related expenses.

General and Administrative Expenses

General and administrative expenses increased by $2.1 million from $1.1 million for the three months ended March 31, 2021, to $3.2 million for the three months ended March 31, 2022. The increase was primarily driven by an increase of $0.9 million in legal fees, accounting services and consulting, and an increase of $1.0 million in personnel-related costs due to increased headcount, including $0.4 million in stock-based compensation expense.

Other Income (Expense), Net

Other expense, net was $0.1 million for the three months ended March 31, 2022 compared to an immaterial amount of other expense, net for the three months ended March 31, 2021.

Income Tax Expense

Income tax expense increased by $4.4 million from nil for the three months ended March 31, 2021, to $4.4 million for the three months ended March 31, 2022 due to the transfer of all intellectual property assets from PepGen Limited to the parent company, PepGen Inc., pursuant to an asset transfer agreement, effective January 1, 2022. The transfer of the intellectual property assets resulted in a tax liability to Her Majesty’s Revenue & Customs of $4.4 million.

Liquidity and Capital Resources

Sources of Liquidity

From our inception in January 2018 through March 31, 2022, we have received aggregate gross proceeds of $163.9 million from the sale of our common stock and convertible preferred stock. On May 10, 2022, the Company closed its initial public offering (IPO) which resulted in gross proceeds of $108.0 million. In connection with the IPO, the Company granted the underwriters a 30-day option to purchase 1,350,000 additional shares of common stock. On May 16, 2022, the underwriters exercised the option in part which resulted in gross proceeds of $14.9 million.

Future Funding Requirements

As of March 31, 2022 we had cash and cash equivalents in the amount of $118.9 million. On May 10, 2022, the Company closed its IPO resulting in net proceeds of $110.2 million. Based on our current operating plans, we believe that our existing cash and cash equivalents, together with the net proceeds from our IPO, will be sufficient to fund our operations into the first half of 2025. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

Our future capital requirements will depend on many factors, including but not limited to:

•
the type, number, scope, progress, expansions, results, costs, and timing of, discovery, preclinical studies and clinical trials of our product candidates which we are pursuing or may choose to pursue in the future;
•
the costs and timing of manufacturing for our product candidates and commercial manufacturing if any product candidate is approved;
•
the costs, timing, and outcome of regulatory review of our product candidates;

•
the terms and timing of establishing and maintaining licenses and other similar arrangements;
•
the legal costs of obtaining, maintaining, and enforcing our patents and other intellectual property rights;
•
our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company;
•
the costs associated with hiring additional personnel and consultants as our preclinical and clinical activities increase;
•
the costs and timing of establishing or securing sales and marketing capabilities if any product candidate is approved;
•
our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products;
•
costs associated with any products or technologies that we may in-license or acquire; and
•
costs associated with short-term leases and the lease of lab in office space expected to commence in late 2022/early 2023.

Until such time, if ever, as we can generate substantial product revenue to support our cost structure, we expect to finance our cash needs through equity offerings, debt financings, or other capital sources, potentially including collaborations, licenses, and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. Our failure to raise capital or enter into such other arrangements when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our drug candidates even if we would otherwise prefer to develop and market such drug candidates ourselves.

Cash Flows

The following table sets forth a summary of the net cash flow activity for the three months ended March 31, 2022 and March 31, 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(12,272)	$(2,830)
Investing activities	(1,614)	(305)
Financing activities	(18)	—
Effect of exchange rate changes on cash	(137)	24
Net decrease in cash, cash equivalents and restricted cash	$(14,041)	$(3,111)

Operating Activities

For the three months ended March 31, 2022, net cash used in operating activities was $12.3 million resulting from our net loss of $18.2 million partially offset by cash provided by changes in our operating assets and liabilities of $4.4 million and non-cash charges of $0.8 million. The net changes in our operating assets and liabilities were primarily due to an increase in accrued expenses of $5.7 million, partially offset by a decrease in accounts payables of $1.6 million. The non-cash charges included $0.8 million of stock-based compensation, $0.1 million of depreciation expense and $0.1 million from the change in the fair value of preferred stock warrant liability.

For the three months ended March 31, 2021, net cash used in operating activities was $2.8 million resulting from our net loss of $6.6 million partially offset by cash provided by changes in our operating assets and liabilities of $3.6 million and non-cash charges of $0.2 million. The net changes in our operating assets and liabilities were primarily due to increases in accrued expenses and accounts payables of $3.8 million, partially offset by increases in prepaids and other current and non-current assets of $0.3 million. The non-cash charges included $0.2 million of stock-based compensation.

Investing Activities

Net cash used in investing activities was $1.6 million during the three months ended March 31, 2022 as compared to $0.3 million during the three months ended March 31, 2021. Cash used for investing activities was related to the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities was immaterial during the three months ended March 31, 2022 and March 31, 2021.

Critical Accounting Polices and Estimates

There have been no material changes to our critical accounting policies and estimates from those described in our financial statements and the related notes and other financial information included in our Final Prospectus.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of March 31, 2022, we had $118.9 million in cash and cash equivalents, consisting of cash in a readily available checking account and U.S. treasury-backed money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term maturities of our investments, we believe a hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would not have had a material impact on our financial results.

Foreign Currency Exchange Risk

We are exposed to foreign exchange rate risk. Our headquarters is located in the United States, where the majority of our general and administrative expenses and research and development costs are incurred in U.S. dollars. A portion of our research and development and personnel costs are incurred by our subsidiary in the United Kingdom, where we engage in transactions and whose functional currency is the British Pound. While we are subject to fluctuations in foreign currency rates in connection with these arrangements, to date, these fluctuations have not been significant. Based on our expected volumes with these vendors and employees in fiscal year 2022, a movement of 10% in the exchange rates would not have a material effect on our results of operations or financial condition.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) that are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business in accordance with the Exchange Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be a party to litigation or subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. As of March 31, 2022, we were not a party to any material legal proceedings.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully read and consider all of the risks described below, as well as the other information in this 10-Q, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other documents we file with the SEC when evaluating our business. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. Unless otherwise indicated, references to our business being harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations and future prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. The risks described below are not intended to be exhaustive and are not the only risks that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our common stock.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception, have no products approved for sale and we expect to incur losses for the foreseeable future.

Since inception, we have incurred significant operating losses. Our net losses were $18.2 million and $6.6 million for the quarters ended March 31, 2022 and March 31, 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $51.2 million. To date, we have financed our operations primarily with the proceeds raised from the sale of our convertible preferred stock. We have devoted substantially all of our financial resources and efforts to research and development activities, business planning, establishing and maintaining our intellectual property portfolio, acquiring and developing product and technology rights, hiring personnel, leasing premises and associated capital expenditures, raising capital, and providing general and administrative support for these operations. We are still in the early stages of development of our programs and have only advanced one product candidate into clinical development. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

•
complete preclinical activities for our programs in DMD and DM1 and advance them into and through clinical development;
•
advance any additional product candidates we identify through our research programs into IND- or CTA-enabling studies and clinical trials following regulatory clearance to commence clinical research;
•
continue to develop and expand the capabilities of our proprietary EDO platform;
•
seek marketing approvals for any product candidates that successfully complete clinical trials;
•
obtain, expand, maintain, defend and enforce our intellectual property portfolio;
•
hire additional clinical, regulatory and scientific personnel;
•
establish manufacturing sources for our product candidates and secure supply chain capacity to provide sufficient quantities for preclinical and clinical development and commercial supply;
•
ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval; and
•
add operational, legal, compliance, financial and management information systems and personnel to support our research, product development and future commercialization efforts, as well as to support our operations as a public company.

Even if we obtain regulatory approval of, and are successful in commercializing, one or more of our product candidates, we will continue to incur substantial research and development and other costs to develop and market additional product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.

We have never generated revenue from product sales and may never achieve or maintain profitability.

While we have recently obtained authorization for our first CTA and initiated our first clinical trial, we have not completed any clinical trials for our product candidates. We expect that it will be many years, if ever, before we have a product candidate ready for commercialization. To become and remain profitable, we must succeed in developing, obtaining the necessary regulatory approvals for and eventually commercializing a product or products that generate significant revenue. The ability to achieve this success will require us to be effective in a range of challenging activities, including:

•
identifying product candidates and completing preclinical development of our product candidates;
•
obtaining regulatory authorization to commence clinical trials and initiating and successfully completing such trials;
•
obtaining marketing approval for our product candidates;
•
manufacturing (or securing third-party manufacturers to manufacture), marketing and selling any products for which we may obtain regulatory approval;
•
achieving market acceptance of any products for which we obtain regulatory approval as a viable treatment option; and
•
satisfying any post-marketing requirements.

We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. We are currently only in Phase 1 of clinical development for our first product candidate. Because of the numerous risks and uncertainties associated with product development, we are unable to accurately estimate or know the nature, timing or costs of the efforts that will be necessary to complete the preclinical and clinical development and commercialization of our product candidates or when, or if, we will be able to generate revenues or achieve profitability.

If we are successful in obtaining regulatory approval to market one or more of our product candidates, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the ability to obtain coverage and reimbursement, and whether we own the commercial rights for that territory. If the number of our addressable patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, or the treatment population is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved.

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable could impair our ability to raise capital, maintain our research and development efforts, expand our business or even continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

We will need to raise substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, scale back or discontinue our product development programs or future commercialization efforts.

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we identify, continue the research and development of, continue preclinical testing and initiate clinical trials of, arrange for the manufacturing of, and potentially seek marketing approval for any product candidates that successfully completes clinical testing. In addition, if we obtain marketing approval for any product candidate, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed, on attractive terms or at all, we may be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of March 31, 2022, we had cash and cash equivalents of $118.9 million. In July 2021, we raised aggregate gross proceeds of $21.0 million from the final milestone closing of our Series A-2 convertible preferred stock and, additionally, in July 2021, we raised aggregate gross proceeds of $112.5 million from the private placement of our Series B convertible preferred stock.

In addition, in May 2022, the Company raised aggregate gross proceeds of $122.9 million from its IPO.

We believe that the net proceeds from the IPO, together with our cash and cash equivalents that existed at the time of the IPO, will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2025. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect and could be forced to seek additional funding sooner than planned.

Our future capital requirements will depend on many factors, including:

•
the scope, progress, costs and results of preclinical and clinical development for our product candidates;
•
the scope, costs, timing and outcome of regulatory review of our product candidates;
•
the cost and timing of manufacturing activities;
•
the identification of additional research programs and product candidates;
•
the costs and scope of the continued development of our EDO platform;
•
the costs and timing of preparing, filing and prosecuting applications for patents, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims, including claims of infringement, misappropriation or other violations of third-party intellectual property;
•
the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any product candidate that receives marketing approval;
•
the costs of satisfying any post-marketing requirements;
•
the revenue, if any, received from commercial sales of our product candidates if marketing approval is received;
•
the costs of operational, financial and management information systems and associated personnel;
•
the associated costs in connection with any acquisition of in-licensed products, intellectual property and technologies; and
•
the costs of operating as a public company.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, even if we successfully develop product candidates and those are approved, we may not achieve commercial success. Our commercial revenues, if any, may not be sufficient to sustain our operations. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our operations. We cannot be certain that additional funding will be available on acceptable terms, when needed or at all. We have no committed source of additional capital and, if we are unable to raise additional capital in sufficient amounts, when needed or on terms acceptable to us, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any product candidate, or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations. We could be required to seek collaborators for product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We commenced operations in 2018, have no products approved for commercial sale and have not generated any revenue from product sales. To date, our operations have been limited to organizing and staffing our company, business planning, executing collaborations, raising capital, licensing, conducting research activities, conducting preclinical studies of our programs and initiating our first clinical trial, filing and prosecuting patent applications and providing general and administrative support for these operations. All of our research programs are in Phase 1 clinical development or still in the research or preclinical stage of development, and their risk of failure is high. We have not yet demonstrated our ability to successfully complete any clinical trials, obtain marketing approvals, manufacture product on a commercial scale or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

Our limited operating history may make it difficult to evaluate our technology and industry and predict our future performance. Our limited history as an operating company makes any assessment of our future success or viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage companies in rapidly evolving fields. If we do not address these risks successfully, our business will suffer.

In addition, as our business grows, we may encounter unforeseen expenses, restrictions, difficulties, complications, delays and other known and unknown factors. We will need to transition at some point from a company with a research focus to a company capable of conducting development activities and then to a company supporting commercial activities. We may not be successful in such transitions. If we do not adequately address these risks and difficulties or successfully make such a transition, it could have a material adverse impact on our business.

Risks Related to Discovery, Development, Preclinical and Clinical Testing

We are very early in our development efforts. We have only advanced one product candidate into clinical development, and as a result it will be years before we commercialize a product candidate, if ever. If we are unable to advance our product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed.

We are very early in our development efforts and have invested our research efforts to date in developing our EDO platform. We have a portfolio of research programs and are in the early stages of developing five product candidates—PGN-EDO51, PGN-EDODM1, PGN-EDO53, PGN-EDO45 and PGN-EDO44. We have completed CTA-enabling activities for our first product candidate, PGN-EDO51, and advanced this product candidate into a Phase 1 clinical trial beginning in normal healthy volunteers; however, we have not completed IND- or CTA-enabling activities for any of our other product candidates or advanced any of our other product candidates into clinical trials. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

Commencing clinical trials in the United States is subject to authorization by the U.S. Food and Drug Administration, or FDA, of an IND and finalizing the trial design based on discussions with the FDA and other regulatory authorities. In the event that the FDA requires us to complete additional preclinical studies or we are required to satisfy other FDA requests prior to commencing clinical trials, the start of our first clinical trials may be delayed. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence any clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect. There are equivalent processes and risks applicable to CTAs in other countries, including Canada and countries in the Europe.

Commercialization of our product candidates will require preclinical and clinical development; regulatory approval; manufacturing supply, capacity and expertise; a commercial organization; and significant marketing efforts. The success of our product candidates will depend on many factors, including the following:

•
timely and successful completion of preclinical studies, including toxicology studies, biodistribution studies and minimally efficacious dose studies in animals, where applicable;
•
regulatory authorization to initiate clinical trials under INDs, CTAs or comparable foreign applications that allow commencement of our planned clinical trials or future clinical trials for our product candidates;
•
successful initiation, enrollment and completion of clinical trials, including under the FDA’s Good Clinical Practices, or GCPs, Good Laboratory Practices, or GLPs, and any additional regulatory requirements from foreign regulatory authorities;
•
positive results from our clinical trials that support a finding of safety and effectiveness and an acceptable risk-benefit profile in the intended populations to the satisfaction of the applicable regulatory authorities;
•
receipt of marketing approvals from applicable regulatory authorities, including the completion of any required post-marketing studies or trials;

•
establishment of arrangements through our own facilities or with third-party manufacturers for clinical supply and, where applicable, commercial manufacturing capabilities;
•
establishment, maintenance, defense and enforcement of patent, trademark, trade secret and other intellectual property protection or regulatory exclusivity for our product candidates;
•
commercial launch of our product candidates, if approved, whether alone or in collaboration with others;
•
acceptance of the benefits and use of our product candidates, including method of administration, if and when approved, by patients, the medical community and third-party payors;
•
effective competition with other therapies;
•
maintenance of a continued acceptable safety, tolerability and efficacy profile of our product candidates following marketing approval, including acceptable results from any post-approval studies or clinical trials agreed to by us or required by FDA or other regulatory authorities; and
•
establishment and maintenance of healthcare coverage and adequate reimbursement by payors.

Many of these factors are beyond our control and if we do not succeed in one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize any product candidates, which would materially harm our business. If we are unable to advance our product candidates to clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

Our approach to the discovery and development of product candidates based on our EDO platform is unproven, and we may not be successful in our efforts to identify, discover or develop potential product candidates.

The success of our business depends upon our ability to identify, develop and commercialize products based on our proprietary EDO platform. Our current product candidates that have been developed through our EDO platform are peptide-conjugated oligonucleotides designed to treat a variety of degenerative neuromuscular diseases and to be disease-modifying.

Our lead product candidate is currently in clinical-stage development, while our other product candidates are still in the research or preclinical stage of development and our approach to treating muscle disease is unproven. Our research programs may fail to identify potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates and our potential product candidates may be shown to have harmful side effects in preclinical in vitro experiments or in vivo animal model studies. In addition, our potential product candidates may not show promising signals of therapeutic effect in such experiments, studies or they may have other characteristics that may make the product candidates impractical to manufacture, unmarketable or unlikely to receive marketing approval. Further, because all of our development programs are based on our EDO platform, adverse developments with respect to one of our programs may have a significant adverse impact on the actual or perceived likelihood of success and value of our other programs.

We have advanced our lead product candidate, PGN-EDO51, into the clinic, but have not yet advanced any other product candidates into clinical development. Although we are advancing our initial programs in DMD and DM1, our EDO platform may fail to yield additional product candidates for clinical development for a number of reasons, including those discussed in these risk factors. In addition:

•
we may not be able to assemble sufficient resources to acquire or discover product candidates;
•
competitors may develop alternatives that render our potential product candidates obsolete or less attractive;
•
potential product candidates we develop may be covered by third parties’ patents or other intellectual property rights;
•
potential product candidates may, on further study, be shown to have harmful side effects, toxicities or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance;
•
potential product candidates may not be effective in treating their targeted diseases or disorders;
•
the market for a potential product candidate may change so that the continued development of that product candidate is no longer reasonable;

•
a potential product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; or
•
the regulatory pathway for a potential product candidate may be too complex and difficult to navigate successfully or economically.

If we are unable to identify and discover suitable product candidates for clinical development, this would adversely impact our business strategy and our financial position and share price and could potentially cause us to cease operations.

Drug development is a lengthy and expensive process, and preclinical and clinical testing is uncertain as to the outcome. We may encounter substantial delays in the commencement, enrollment or completion of our clinical trials and may never advance to clinical trials, or we may fail to demonstrate safety and effectiveness to the satisfaction of applicable regulatory authorities, which could prevent us from advancing or commercializing our product candidates on a timely basis, if at all.

The risk of failure in developing product candidates is high. It is impossible to predict when or if any product candidate would prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development, obtain regulatory authorization to commence clinical trials, and then conduct extensive clinical trials to demonstrate the safety and efficacy of product candidates in humans. To date, we have not yet completed a clinical trial of any product candidate.

Clinical trials may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. Even if the clinical trials are successful, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.

Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support clearance of our INDs, CTAs and other similar regulatory filings. We have submitted a CTA, which has been authorized in Canada, for our first product candidate only and cannot be certain whether regulatory authorities will authorize our proposed clinical program or if the outcome of our preclinical studies will ultimately support further development of our other product candidates or other future programs. Although our lead product candidate is currently in clinical development, we cannot be certain of the completion or outcome of our preclinical testing and studies for our other product candidates and cannot predict whether the FDA, EMA or comparable foreign regulatory authorities will accept our proposed clinical programs or whether the outcome of our preclinical testing and studies will ultimately support the further development of our other product candidates. Conducting preclinical testing is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity and novelty of the program, and often can be several years or more per program. In addition, the progress and timing of our preclinical studies, including pharmacology and toxicology studies, may be impacted by the limited supply of NHPs needed for such studies. As a result, we cannot be sure that we will be able to submit INDs, CTAs and other similar regulatory filings for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of such regulatory filings will result in the FDA, European Medicines Agency, or EMA, or comparable foreign regulatory authorities allowing clinical trials to begin.

Furthermore, product candidates are subject to continued preclinical safety studies, which may be conducted concurrently with our clinical testing. The outcomes of these safety studies may delay the launch of or enrollment in clinical trials and could impact our ability to continue to conduct our clinical trials.

Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, or at all. A failure of one or more clinical trials can occur at any stage of testing, which may result from a multitude of factors, including, but not limited to, flaws in trial design, dose selection issues, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits.

Other events that may prevent successful or timely completion of clinical development include:

•
delays in reaching a consensus with regulatory authorities on trial design;
•
delays in reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, and clinical trial sites;
•
delays in opening clinical trial sites or obtaining required institutional review board, or IRB, or independent ethics committee approval, or the equivalent review groups for sites outside the United States, at each clinical trial site;
•
imposition of a clinical hold by regulatory authorities as a result of a serious adverse event or manufacturing concerns or after an inspection of our clinical trial operations or trial sites;

•
negative or inconclusive results observed in clinical trials, including failure to demonstrate statistical significance, which could lead us, or cause regulators to require us, to conduct additional clinical trials or abandon product development programs;
•
failure by us, any CROs we engage or any other third parties to adhere to clinical trial requirements;
•
failure to perform in accordance with the FDA’s GCPs;
•
failure by physicians to adhere to delivery protocols leading to variable results;
•
delays in the testing, validation, manufacturing and delivery of our product candidates to the clinical sites, including delays by third parties with whom we have contracted to perform certain of those functions;
•
failure of our third-party contractors to comply with regulatory requirements or to meet their contractual obligations to us in a timely manner, or at all;
•
inability to recruit patients to participate in a clinical trial, including as a result of competition with other pharmaceutical and biotechnology companies and the patient population size for our product candidates;
•
delays in having patients complete participation in a clinical trial or return for post-treatment follow-up;
•
clinical trial sites or patients dropping out of a trial;
•
selection of clinical endpoints that require prolonged periods of clinical observation or analysis of the resulting data;
•
occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
•
occurrence of serious adverse events associated with a product candidate in development by another company, which are viewed to outweigh its potential benefits, and which may negatively impact the perception of our product due to a similarity in technology or approach;
•
changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
•
changes in the legal or regulatory regimes domestically or internationally related to patient rights and privacy; or
•
lack of adequate funding to continue the clinical trial.

Clinical trials must be conducted in accordance with the FDA and other applicable regulatory authorities’ legal requirements, regulations or guidelines, and are subject to oversight by these governmental agencies and IRBs or ethics committees at the medical institutions where the clinical trials are conducted. We could encounter delays if a clinical trial is suspended or terminated by us, by the data safety monitoring board for such trial or by the FDA or any other regulatory authority, or if the IRBs of the institutions in which such trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

In addition, disruptions caused by the ongoing COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials.

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the trial. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of our product candidates.

Any inability to successfully complete preclinical studies and clinical trials could result in additional costs to us or impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. In addition, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business, financial condition, results of operations and prospects.

Further, conducting clinical trials in foreign countries, as we plan to do for our product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

Additionally, if the results of clinical trials are inconclusive or if there are safety concerns or serious adverse events associated with our product candidates, we may:

•
be delayed in obtaining marketing approval for product candidates, if at all;
•
obtain approval for indications or patient populations that are not as broad as intended or desired;
•
obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
•
be subject to changes in the way the product is administered;
•
be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;
•
have regulatory authorities withdraw, or suspend, their approval of the product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy, or REMS;
•
be subject to the addition of labeling statements, such as warnings or contraindications;
•
be sued; or
•
experience damage to our reputation.

In particular, each of the conditions for which we plan to develop product candidates are rare genetic diseases with limited patient pools from which to draw for clinical trials. Further, because it can be difficult to diagnose these diseases in the absence of a genetic screen, we may have difficulty finding patients who are eligible to participate in our studies. The eligibility criteria of our clinical trials will further limit the pool of available study participants. Additionally, the process of finding and diagnosing patients may prove costly. The treating physicians in our clinical trials may also use their medical discretion in advising patients enrolled in our clinical trials to withdraw from our studies to try alternative therapies.

The outcome of preclinical studies and earlier-stage clinical trials may not be predictive of future results or the success of later preclinical studies and clinical trials.

We are in the early stages of our programs and have successfully completed CTA-enabling activities and initiated a clinical trial in Canada for our lead product candidate, but have not completed IND- or CTA-enabling activities for our other product candidates or advanced any other product candidates into clinical development. As a result, our belief in the capabilities of our platform is based on early research and preclinical studies, as our first clinical topline readout is anticipated by the end of 2022. However, the results of preclinical studies may not be predictive of the results of later preclinical studies or clinical trials, and the results of any early-stage clinical trials may not be predictive of the results of later clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Our clinical trials may not ultimately be successful or support further clinical development of our product candidates. There is a high failure rate for product candidates proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any such setbacks in our clinical development could materially harm our business and results of operations.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our ability to complete clinical trials may be adversely impacted.

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics, to complete our clinical trials in a timely manner. Patient enrollment and trial completion is affected by factors including:

•
perceived risks and benefits of novel unproven approaches;
•
size of the patient population, in particular for rare diseases such as the diseases on which we are initially focused, and process for identifying patients;
•
design of the trial protocol;
•
eligibility and exclusion criteria;
•
perceived risks and benefits of the product candidate under study;
•
availability of competing therapies and clinical trials;
•
severity of the disease or disorder under investigation;
•
proximity and availability of clinical trial sites for prospective patients;
•
ability to obtain and maintain patient consent;
•
risk that enrolled patients will drop out before completion of the trial;
•
ability to recruit clinical trial investigators of appropriate competencies and experience;
•
patient referral practices of physicians;
•
ability to monitor patients adequately during and after treatment; and
•
other factors outside of our control, such as the ongoing COVID-19 pandemic.

Our inability to enroll a sufficient number of patients for clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in these clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing. Furthermore, we rely on and expect to continue to rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and we will have limited influence over their performance.

Even if we are able to enroll a sufficient number of patients for our clinical trials, we may have difficulty maintaining patients in our clinical trials. Many of the patients who end up receiving placebo may perceive that they are not receiving the product candidate being tested, and they may decide to withdraw from our clinical trials to pursue other alternative therapies rather than continue the trial with the perception that they are receiving placebo. If we have difficulty enrolling or maintaining a sufficient number of patients to conduct our clinical trials, we may need to delay, limit or terminate clinical trials, any of which would harm our business, financial condition, results of operations and prospects.

Interim, initial, “topline”, and preliminary data from our preclinical studies or clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available.

From time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data could result in volatility in the price of our common stock.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

We may attempt to secure approval from the FDA or comparable foreign regulatory authorities through the use of accelerated approval pathways. If we are unable to obtain such approval, we may be required to conduct additional clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA or comparable foreign regulatory authorities, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA or comparable foreign regulatory authorities may seek to withdraw accelerated approval.

We may in the future seek an accelerated approval for our one or more of our product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. If such post-approval studies fail to confirm the product’s clinical benefit, the FDA may withdraw its approval. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product.

In the European Union, or EU, under the centralized procedure, the European Medicines Agency’s Committee for Medicinal Products for Human Use may perform an accelerated assessment of a marketing authorization application. Applicants requesting an accelerated assessment procedure must justify that the product candidate is expected to be of major public health interest, particularly from the point of view of therapeutic innovation. Prior to seeking accelerated approval for any of our product candidates, we intend to seek feedback from the FDA or similar foreign regulatory authorities and will otherwise evaluate our ability to seek and receive accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA or similar application for accelerated approval or any other form of expedited development or review. Similarly, there can be no assurance that after subsequent FDA or similar foreign regulatory authorities feedback we will continue to pursue or apply for accelerated approval or any other form of expedited development or review, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or other expedited development or review for our product candidates, there can be no assurance that such submission or application will be accepted or that any expedited development or review will be granted on a timely basis, or at all. The FDA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development or review for our product candidate would result in a longer time period to commercialization of such product candidate, if any, could increase the cost of development of such product candidate, and could harm our competitive position in the marketplace.

If any of our product candidates cause undesirable side effects or have other unexpected adverse properties, such side effects or properties could delay or prevent the initiation or completion of clinical trials regulatory approval, limit the commercial potential or result in significant negative consequences following any potential marketing approval.

We have not completed the evaluation of any product candidates in human clinical trials. It is impossible to predict when or if any of our product candidates will prove safe in humans. There can be no assurance that our technologies will not cause undesirable side effects. For example, in preclinical toxicology studies in normal NHPs, we observed transient, clinical signs of hypotension in some animals treated at a dose level higher than that which we intend to evaluate in the clinic. Based on published data and other publicly-available information, such adverse events are consistent with the types of events reported with oligonucleotides in general.

Although other oligonucleotide therapeutics have received regulatory approval, ours is a novel approach to oligonucleotide therapy. As a result, there is uncertainty as to the safety profile of our product candidates compared to more well-established classes of therapies, or oligonucleotide therapeutics on their own. Moreover, there have been only a limited number of clinical trials involving the use of conjugated oligonucleotide therapeutics and only one ongoing trial involving the proprietary technology used in our EDO platform.

Results of our current and planned clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. If any product candidates we develop are associated with serious adverse events, undesirable side effects or unexpected characteristics, we may need to abandon their development or limit development to certain uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, any of which would have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, regulatory authorities may draw different conclusions, require additional testing to confirm these determinations, require more restrictive labeling or deny regulatory approval of the product candidate. Many product candidates that initially showed promise in early-stage testing have later been found to cause side effects that prevented further clinical development of the product candidates.

It is possible that, as we test our product candidates in larger, longer and more extensive clinical trials, including with different dosing regimens, or as the use of our product candidates becomes more widespread following any regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by patients. If such side effects become known later in development or upon approval, if any, such findings may harm our business, financial condition, results of operations and prospects significantly.

In addition, if our product candidates receive marketing approval, and we or others later identify undesirable side effects caused by treatment with such drug, a number of potentially significant negative consequences could result, including:

•
regulatory authorities may suspend, limit or withdraw approvals of such product, or seek an injunction against its manufacture or distribution;
•
we may be required to recall a product or change the way the drug is administered to patients;
•
regulatory authorities may require additional warnings in the labeling, such as a contraindication or a boxed warning, or issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;
•
we may be required to change the way the product is administered or conduct additional clinical trials or post-approval studies;
•
we may be required to implement a REMS, or create a medication guide outlining the risks of such side effects for distribution to patients;
•
additional restrictions may be imposed on the marketing or promotion of the particular product or the manufacturing processes for the product or any component thereof;
•
we may be subject to fines, injunctions or the imposition of criminal penalties;
•
we could be sued and held liable for harm caused to patients;
•
the drug could become less competitive; and
•
our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of our lead product candidate or our other product candidates, if approved, and could significantly harm our business, financial condition, results of operations and prospects.

We may expend our limited resources to pursue a particular program, product candidate or indication and fail to capitalize on programs, product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and expect to focus on product candidates that we identify for specific indications among many potential options. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential, or we may choose to focus our efforts and resources on a potential product candidate that ultimately proves to be unsuccessful. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable medicines. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Any such event could have a material adverse effect on our business, financial condition, results of operations and prospects.

The increasing use of social media platforms presents new risks and challenges.

Social media is increasingly being used to communicate about pharmaceutical companies’ clinical development activities, and we intend to utilize appropriate social media in connection with our development efforts. Additionally, patients may use social media channels to comment on their experience in an ongoing blinded clinical trial or to report an alleged adverse event. If such disclosures occur in the future in connection with any of our sponsored clinical trials, there is a risk that trial enrollment may be adversely impacted, that we may fail to monitor and comply with applicable adverse event reporting obligations or that we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our product candidates. There is also a risk of inappropriate disclosure of sensitive or confidential information or negative or inaccurate posts or comments about us on any social networking website. In addition, we may encounter attacks on social media regarding our company, management or our product candidates. If any of these events were to occur or we fail to comply with applicable regulations, we could incur liability, face regulatory actions or incur other harm to our business.

Clinical trial and product liability lawsuits against us could divert our resources, could cause us to incur substantial liabilities and could limit commercialization of our product candidates.

We will face an inherent risk of clinical trial and product liability exposure related to the testing of product candidates that proceed to clinical trials, and we will face an even greater risk if we commercially sell any products that receive marketing approval. While we currently have only one product candidate in clinical development and none that have been approved for commercial sale, the future use of product candidates by us in clinical trials, and the sale of any approved products in the future, may expose us to liability claims. These claims might be made by patients that use the product, healthcare providers, pharmaceutical companies or others selling such products. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we may incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•
decreased demand for our product candidates;
•
injury to our reputation and significant negative media attention;
•
withdrawal of clinical trial participants;
•
significant costs to defend any related litigation;
•
substantial monetary awards to trial participants or patients;
•
loss of revenue;
•
reduced resources of our management to pursue our business strategy; and
•
the inability to commercialize our product candidates.

We have insurance coverage in place that we believe to be appropriate for our current phase of clinical development, but we may need to further increase this coverage for subsequent clinical trials, or if we commence commercialization of any product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. If a successful clinical trial or product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business operations could be impaired.

We intend to conduct certain of our clinical trials for our product candidates outside of the United States. However, the FDA and comparable foreign regulatory authorities may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

We are conducting our first clinical trial in Canada, and we intend to conduct one or more of our subsequent clinical trials for our product candidates outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. Where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. For studies that are conducted only at sites outside of the United States and not subject to an IND, the FDA generally does not provide advance comment on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical trial was inadequate, which could require us to conduct additional clinical trials. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. There can be no assurance the FDA will accept data from clinical trials conducted outside of the United States. If the FDA does not accept data from our clinical trials of our product candidates, it would likely result in the need for additional clinical trials, which would be costly and time consuming and delay or permanently halt our development of our product candidates.

Conducting clinical trials outside the United States also exposes us to additional risks, including risks associated with:

•
additional foreign regulatory requirements;
•
foreign exchange fluctuations;
•
compliance with foreign manufacturing, customs, shipment and storage requirements;
•
cultural differences in medical practice and clinical research; and
•
diminished protection of intellectual property in some countries.

Risks Related to Our Dependence on Third Parties

We rely, and expect to continue to rely, on third parties to conduct some or all aspects of our product manufacturing, research and preclinical and clinical testing, and these third parties may not perform satisfactorily.

We do not expect to independently conduct all aspects of our product manufacturing, research and preclinical and clinical testing. We currently rely, and expect to continue to rely, on third parties with respect to many of these items, including contract manufacturing organizations, or CMOs, for the manufacturing of any product candidates we test in preclinical or clinical development, as well as CROs for the conduct of our animal testing and research for the conduct of our current and planned clinical trials. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it could delay our product development activities.

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations and study protocols. For example, we will remain responsible for ensuring that each of our IND- and CTA-enabling studies and clinical trials are conducted in accordance with the study plan and protocols. Moreover, the FDA requires us to comply with GCPs for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions. If we or any of our CROs or other third parties, including trial sites, fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under conditions that comply with the FDA’s current Good Manufacturing Practices, or cGMPs. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

Although we intend to design the preclinical studies and clinical trials for our product candidates, CROs will conduct some or all of the preclinical studies and clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, will be outside of our direct control. Our reliance on third parties to conduct future preclinical studies and clinical trials will also result in less direct control over the management of data developed through preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

•
have staffing difficulties;
•
fail to comply with contractual obligations;
•
experience regulatory compliance issues;
•
undergo changes in priorities or become financially distressed; or
•
form relationships with other entities, some of which may be our competitors.

These factors may materially adversely affect the willingness or ability of third parties to conduct our preclinical studies and clinical trials and may subject us to unexpected cost increases that are beyond our control. In addition, any third parties conducting our clinical trials will not be our employees, and except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our clinical programs. If the CROs and other third parties do not perform preclinical studies and clinical trials in a satisfactory manner, if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, or if they breach their obligations to us or fail to comply with regulatory requirements, the development, regulatory approval and commercialization of our product candidates may be delayed, we may not be able to obtain regulatory approval and commercialize our product candidates or our development programs may be materially and irreversibly harmed. If we are unable to rely on preclinical and clinical data collected by our CROs and other third parties, we could be required to repeat, extend the duration of or increase the size of any preclinical studies or clinical trials we conduct and this could significantly delay commercialization and require greater expenditures.

If third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our studies in accordance with regulatory requirements or our stated study plans and protocols, we will not be able to complete, or may be delayed in completing, the preclinical studies and clinical trials required to support future IND, CTA and other similar regulatory filings and potential approval of our product candidates.

In addition, there are few CMOs who have the capability to both, on the one hand, manufacture oligonucleotides and peptides, and, on the other hand, conjugate them, both of which processes are critical to the development and production of our product candidates. We are aware that one or more competitors have engaged many of these CMOs, which may hinder our ability to also contract with those CMOs. As a result, we may have difficulty finding and engaging sufficient third-party manufacturers to develop and manufacture our product candidates, which may affect our ability to conduct preclinical studies and clinical trials.

We currently depend on a small number of third-party suppliers to supply the product candidates that we are evaluating in our research programs. The loss of these or future third-party suppliers, or their inability provide us with sufficient supply, could harm our business.

We do not own or operate manufacturing facilities and have no current plans to develop our own clinical or commercial-scale manufacturing capabilities. We rely on a small number of third-party suppliers for the manufacture of the product candidates that we are evaluating in our research programs. We expect to continue to depend on third-party suppliers for the manufacture of any product candidates we advance into preclinical and clinical development, as well as for commercial manufacture if those product candidates receive marketing approval. The facilities used by third-party manufacturers to manufacture our product candidates must be approved by the FDA, the EMA and any comparable foreign regulatory authority pursuant to inspections that will be conducted after we submit a new drug application, or NDA, to the FDA or any comparable filing to the EMA or other foreign regulatory authority. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP requirements for manufacture of products. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, the EMA or any comparable foreign regulatory authority, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities.

In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA, the EMA or any comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates.

We may also seek to eventually establish our own manufacturing facility for the long-term commercial supply of our product candidates for which receive regulatory approval, if any. If we determine to establish our own manufacturing facility and manufacture our products on our own, we will need to obtain the resources and expertise in order to build such manufacturing capabilities and to conduct such manufacturing operations. In addition, our conduct of such manufacturing operations will be subject to the extensive regulations and operational risks to which our third-party suppliers are subject. If we are not successful in building these capabilities or complying with the regulations or otherwise operating our manufacturing function, our commercial supply could be disrupted and our business could be materially harmed.

Our or a third party’s failure to execute on our manufacturing requirements on commercially reasonable terms and in compliance with cGMP could adversely affect our business in a number of ways, including:

•
an inability to initiate preclinical studies or clinical trials of product candidates;
•
delays in submitting regulatory applications, or receiving marketing approvals, for product candidates;
•
subjecting third-party manufacturing facilities or our manufacturing facilities to additional inspections by regulatory authorities;
•
requirements to cease development or to recall batches of product candidates; and
•
in the event of approval to market and commercialize any product, an inability to meet commercial demands for the product.

We are party to manufacturing agreements with a number of third-party manufacturers. We may be unable to maintain these agreements or establish any additional agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to maintain or establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•
failure of third-party manufacturers to comply with regulatory requirements and maintain quality assurance;
•
breach of the manufacturing agreement by the third party;
•
failure to manufacture according to our specifications;
•
failure to manufacture according to our schedule or at all;
•
misappropriation of our proprietary information, including our trade secrets and know-how; and
•
termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

We may compete with third parties for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

We do not currently have arrangements in place for redundant supply or a second source for all required raw materials. If our existing or future third-party manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all.

Additionally, if supply from one approved manufacturer is interrupted, there could be a significant disruption in supply. An alternative manufacturer would need to be qualified and authorized pursuant to a submission to our approved NDA or NDA supplement which could result in further delay. Further, we will also need to verify, such as through comparability or bridging studies, that any new or modified manufacturing processes will produce our product candidate according to the specifications previously submitted to the FDA, the EMA or comparable foreign regulatory authorities. The delays associated with the verification of a new third-party manufacturer could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a third-party manufacturer may possess technology related to the manufacture of our product candidate that such third-party manufacturer owns independently. This would increase our reliance on such third-party manufacturer or require us to obtain a license from such third-party manufacturer in order to have another third-party manufacturer manufacture our product candidates. We may be unsuccessful in demonstrating the comparability of clinical supplies to those previously allowed into clinical development by the FDA, the EMA or comparable foreign regulatory authorities which could require the conduct of additional studies or clinical trials.

Switching manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines. These factors could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of our product candidates, cause us to incur higher costs and prevent us from commercializing our products successfully. Furthermore, if our suppliers fail to meet contractual requirements, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical trials may be delayed or we could lose potential revenue.

Our current and anticipated future dependence upon third parties for the manufacture of any product candidates we develop may adversely affect our development programs and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

We may from time to time be dependent on single-source suppliers for some of the components and materials used in our product candidates.

Although we currently do not use any single-source supplier, we may from time to time depend on such suppliers for some of the components and materials used in our product candidates. We cannot ensure that these suppliers or service providers will remain in business, have sufficient capacity or supply to meet our needs or that they will not be purchased by one of our competitors or another company that is not interested in continuing to work with us. Our use of single-source suppliers of raw materials, components, key processes and finished goods could expose us to several risks, including disruptions in supply, price increases or late deliveries. There are, in general, relatively few alternative sources of supply for substitute components. These vendors may be unable or unwilling to meet our future demands for our clinical trials or commercial sale. Establishing additional or replacement suppliers for these components, materials and processes could take a substantial amount of time and it may be difficult to establish replacement suppliers who meet regulatory requirements. Any disruption in supply from any single-source supplier or service provider could lead to supply delays or interruptions which would damage our business, financial condition, results of operations and prospects.

If we are required to switch to a replacement supplier, the manufacture and delivery of our product candidates could be interrupted for an extended period, which could adversely affect our business. Establishing additional or replacement suppliers, if required, may not be accomplished quickly. If we are able to find a replacement supplier, the replacement supplier would need to be qualified and may require additional regulatory authority approval, which could result in further delay. In the event that we should depend on single-source suppliers, we would seek to maintain adequate inventory of the single source components and materials used in our products; however, any interruption or delay in the supply of components or materials, or our inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand for our investigational medicines.

We may enter into collaborations with third parties for the research, development and commercialization of certain of our product candidates. If any such collaborations are not successful, we may not be able to capitalize on the market potential of those product candidates.

We may seek third-party collaborators for the research, development and commercialization of certain of our product candidates. If we enter into any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of any product candidates we may seek to develop with them. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into.

Collaborations involving our research programs or our product candidates pose numerous risks to us, including the following:

•
collaborators would have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•
collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;

•
collaborators may delay programs, preclinical studies or clinical trials, provide insufficient funding for programs, preclinical studies or clinical trials, stop a preclinical study or clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•
collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
•
collaborators may be acquired by a third party having competitive products or different priorities, causing the emphasis on our product development or commercialization program under such collaboration to be delayed, diminished or terminated;
•
collaborators with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;
•
collaborators may not properly obtain, maintain, enforce or defend our intellectual property or proprietary rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;
•
disputes may arise between the collaborators and us that result in the delay or termination of the research, development, or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management attention and resources;
•
we may lose certain valuable rights under certain circumstances, including if we undergo a change of control;
•
collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the affected product candidates; and
•
collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all.

If our collaborations do not result in the successful development and commercialization of product candidates, or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of product candidates could be delayed, and we may need additional resources to develop product candidates. In addition, if one of our collaborators terminates its agreement with us, we may find it more difficult to find a suitable replacement collaborator or attract new collaborators, and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. All of the risks relating to product development, regulatory approval and commercialization described in this 10-Q apply to the activities of our collaborators.

These relationships, or those like them, may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business. In addition, we could face significant competition in seeking appropriate collaborators, and the negotiation process is time-consuming and complex. Our ability to reach a definitive collaboration agreement will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of several factors. If we license rights to any product candidates we or our collaborators may develop, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture.

If conflicts arise between us and our potential collaborators, these parties may act in a manner adverse to us and could limit our ability to implement our strategies.

If conflicts arise between us and our potential collaborators, the other party may act in a manner adverse to us and could limit our ability to implement our strategies. Our collaborators may develop, either alone or with others, products in related fields that are competitive with our product candidates that are the subject of these collaborations with us. Competing products, either developed by the collaborators or to which the collaborators have rights, may result in the withdrawal of support for our product candidates.

Some of our future collaborators could also become our competitors. Our collaborators could develop competing products, preclude us from entering into collaborations with their competitors, fail to obtain timely regulatory approvals, terminate their agreements with us prematurely, fail to devote sufficient resources to the development and commercialization of products, or merge with or be acquired by a third party who may do any of these things. Any of these developments could harm our product development efforts.

If we are not able to establish collaborations on commercially reasonable terms, we may have to alter our development and commercialization plans.

Our product development and research programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. For some of our product candidates, we may decide to collaborate with other pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA, the EMA or comparable foreign regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us.

Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization, reduce the scope of any sales or marketing activities, or increase our own expenditures on the development of the product candidate.

We are dependent on third-party vendors to provide certain licenses, products and services and our business and operations, including clinical trials, could be disrupted by any problems with our significant third-party vendors.

We engage a number of third-party suppliers and service providers to supply critical goods and services, such as contract research services, contract manufacturing services and IT services. Disruptions to the business, financial stability or operations of these suppliers and service providers, including due to strikes, labor disputes or other disruptions to the workforce, for instance, if, as a result of the ongoing COVID-19 pandemic, employees are not able to come to work, or to their willingness and ability to produce or deliver such products or provide such services in a manner that satisfies the requirements put forth by the authorities, or in a manner that satisfies our own requirements, could affect our ability to develop and market our future product candidates on a timely basis. If these suppliers and service providers were unable or unwilling to continue to provide their products or services in the manner expected, or at all, we could encounter difficulty finding alternative suppliers. Even if we are able to secure appropriate alternative suppliers in a timely manner, costs for such products or services could increase significantly. Any of these events could adversely affect our results of operations and our business.

Risks Related to Regulatory Approval and Other Regulatory and Legal Compliance Matters

Our lead product candidate is in clinical development, while all of our other product candidates are still in preclinical development. As an organization, we have never completed any clinical trials and may be unable to do so for any of our product candidates.

Although we are currently in clinical development for our first product candidate, we have no experience as a company in conducting, completing and managing the full suite of clinical trials necessary to obtain regulatory approvals, including approval by the FDA, the EMA or comparable foreign regulatory authorities, or in obtaining approval of any of our product candidate. We are early in our development efforts for our product candidates, and we have successfully completed CTA-enabling activities and commenced a clinical trial for our lead product candidate, PGN-EDO51, only. We will need to successfully complete IND- or CTA-enabling activities, Phase 1 clinical trials and later-stage and pivotal clinical trials, in order to obtain FDA, EMA or comparable foreign regulatory approval to market PGN-EDO51, PGN-EDODM1, PGN-EDO53, PGN-EDO45, PGN-EDO44 and any future product candidates.

Carrying out clinical trials and the submission of a successful NDA is a complicated process. We commenced our first Phase 1 clinical trial for PGN-EDO51 in the second quarter of 2022, and plan to commence our Phase 1/2 clinical trial and submit and IND for PGN-EDODM1 in DM1 patients in the first half of 2023, subject to receiving authorization to proceed under a CTA or IND. Based on our preclinical observations of levels of exon-skipping following administration of PGN-EDO51, as compared to an R6G-PMO compound that we believe is equivalent to a molecule currently under development by Sarepta, we expect to observe higher levels of exon skipping and dystrophin production by PGN-EDO51 in clinical testing. However, our belief in the equivalency of the R6G-PMO compound that we tested in the preclinical setting may be erroneous. In addition, there can be no assurance that our expectations of higher exon skipping and dystrophin production will be reflected in clinical evaluation of PGN-EDO51.

Although we are currently engaged in a clinical trial for our lead product candidate, we have not previously conducted any clinical trials, have limited experience as a company in preparing, submitting and prosecuting regulatory filings, and have submitted a CTA, which was subsequently authorized in Canada, for our lead product candidate only. We have not previously submitted an IND or an NDA for any product candidate. In addition, we have had limited interactions with the FDA, the EMA and comparable foreign regulatory authorities and cannot be certain how many clinical trials of PGN-EDO51, PGN-EDODM1, PGN-EDO53 or any other product candidates will be required or how such trials should be designed. For example, the FDA has approved at least four drugs based on their minimal dystrophin production, and it is our belief that we may be able to pursue for accelerated approval of PGN-EDO51 on that same basis; however, we have not yet had any interactions with the FDA, the EMA or comparable foreign regulatory authorities regarding the potential for an accelerated approval program for PGN-EDO51 nor have we received feedback from the FDA, the EMA or comparable foreign regulatory authorities on the viability of this clinical strategy.

Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our current or planned clinical trials, could prevent us from or delay us in submitting NDAs for and commercializing our product candidates.

Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of our product candidates. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize, or will be delayed in commercializing, our product candidates, and our ability to generate revenue will be materially impaired.

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory authorities in the United States, the EMA and comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate in a given jurisdiction. We have not received approval to market any product candidates from regulatory authorities in any jurisdiction.

We have no experience as a company in submitting and supporting the applications necessary to gain marketing approvals and may need to rely on third parties to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and effectiveness. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities, or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Of the large number of products in development, only a small percentage successfully complete the FDA, EMA or foreign regulatory approval processes and are commercialized. Even if our product candidates demonstrate safety and efficacy in clinical trials, the regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA, the EMA and comparable foreign regulatory authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. If we experience delays in obtaining approval or if we fail to obtain approval of our product candidates, the commercial prospects for those product candidates may be harmed, and our ability to generate revenues will be materially impaired.

The FDA also has substantial discretion in the approval process. The number and types of preclinical studies and clinical trials that will be required for NDA approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to treat and the regulations applicable to any particular product candidate. Despite the time and expense associated with preclinical studies and clinical trials, failure can occur at any stage.

Clinical trial failure may result from a multitude of factors including flaws in trial design, dose selection, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits, and failure in clinical trials can occur at any stage. Companies in the drug development industry frequently suffer setbacks in the advancement of clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. In addition, data obtained from clinical trials is susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may further delay, limit or prevent marketing approval.

The FDA or any foreign regulatory authority could delay, limit or deny approval of a product candidate for many reasons, including because the FDA or such other regulatory authority:

•
may disagree with the design or implementation of our trials;
•
may not deem a product candidate to be safe or effective for its intended uses;
•
determines that the product candidate does not have an acceptable benefit-risk profile;
•
may not agree that the data collected from preclinical studies and clinical trials are acceptable or sufficient to support the submission of an NDA or other submission or to obtain regulatory approval, and may impose requirements for additional preclinical studies or clinical trials;
•
may determine that adverse events experienced by participants in our clinical trials represent an unacceptable level of risk;
•
may determine that the population studied in the clinical trial may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;
•
may not accept clinical data from trials that are conducted at clinical facilities or in countries where the standard of care is potentially different from that of the United States;
•
may disagree regarding the formulation, labeling and/or specifications;
•
may not approve the manufacturing processes associated with a product candidate or may determine that a manufacturing facility does not have an acceptable compliance status;
•
may change approval policies or adopt new regulations; or
•
may not file a submission due to, among other reasons, the content or formatting of the submission.

Even if we eventually complete clinical testing and receive approval of an NDA or foreign marketing application for any product candidates, the FDA, EMA or applicable foreign regulatory authority may grant approval or other marketing authorization contingent on the performance of costly additional clinical trials, including post-market clinical trials. For example, we expect that the FDA will require a post-marketing confirmatory trial of PGN-EDO51, if it is approved under the accelerated approval regulations requiring applicants to demonstrate clinical benefit in post-approval studies. The FDA, EMA or the applicable foreign regulatory authority also may approve or authorize for marketing a product candidate for a more limited indication or patient population that we originally request, and the FDA, EMA or applicable foreign regulatory authority may not approve or authorize the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any of these restrictions or commitments could render an approved product not commercially viable, which would materially adversely impact our business and prospects.

Obtaining and maintaining marketing approval or commercialization of our product candidates in the United States does not mean that we will be successful in obtaining marketing approval of our product candidates in other jurisdictions. Failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed in such jurisdictions, which, in turn, would materially impair our ability to generate revenue.

In order to market and sell our product candidates in the European Union and many other foreign jurisdictions, we or our collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or these third parties may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by the EMA or regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our medicines in any jurisdiction, which would materially impair our ability to generate revenue.

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the recent withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom withdrew from the European Union, effective December 31, 2020. On December 24, 2020, the United Kingdom and the European Union entered into a Trade and Cooperation Agreement. The agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction.

Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of the Trade and Cooperation Agreement or otherwise, would prevent us from commercializing any product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or the European Union for our product candidates, which could significantly and materially harm our business.

We may seek one or more designations or expedited programs for one or more of our product candidates, but we might not receive such designations or be allowed to proceed on expedited program pathways, and even if we do and proceed on such expedited program pathways in the future, such designations or expedited programs may not lead to a faster development or regulatory review or approval process, and each designation does not increase the likelihood that any of our product candidates will receive marketing approval in the United States.

We may seek fast track designation for some of our product candidates. If a drug is intended for the treatment of a serious or life-threatening condition and nonclinical or clinical data for the drug demonstrates the potential to address an unmet medical need for such a condition, the drug sponsor may apply for fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

We may seek a breakthrough therapy designation for some of our product candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for priority review and accelerated approval. Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to therapies considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

In the future, we may also seek approval of product candidates under the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it is designed to treat a serious or life-threatening disease or condition and generally provides a meaningful advantage over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verity and describe the drug’s clinical benefit. If the sponsor fails to conduct such studies in a timely manner, or if such post-approval studies fail to verify the drug’s predicted clinical benefit, the FDA may withdraw its approval of the drug on an expedited basis. In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by the agency, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for review during the pre-approval review period. There can be no assurance that FDA would allow any of the product candidates we may develop to proceed on an accelerated approval pathway, and even if FDA did allow such pathway, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. Moreover, even if we received accelerated approval, any post-approval studies required to confirm and verify clinical benefit may not show such benefit, which could lead to withdrawal of any approvals we have obtained.

If the FDA determines that a product candidate offers a treatment for a serious condition and, if approved, the product would provide a significant improvement in safety or effectiveness, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months. We may request priority review for our product candidates. The FDA has broad discretion with respect to whether or not to grant priority review status to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily result in an expedited regulatory review or approval process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or at all.

We may pursue orphan drug designation for certain of our product candidates, and we may not be able to obtain such designation, or obtain or maintain the benefits of such designation including orphan drug exclusivity, and even if we do, that exclusivity may not prevent regulatory authorities from approving other competing products.

We may seek orphan drug designation for some of our product candidates; however, we may never receive such designations. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Orphan drug designation must be requested before submitting an NDA. A similar regulatory scheme governs orphan products in the European Union.

Orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and application fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. In addition, if a product candidate with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same product for the same therapeutic indication for that seven years.

Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. In addition, even after an orphan drug is approved, the FDA can subsequently approve the same product for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity may also be lost if the FDA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of the patients with the rare disease or condition. Further, even if we obtain orphan drug designation, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products.

The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

Even if we receive regulatory approval for any of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to post-market study requirements, marketing and labeling restrictions, and even recall or market withdrawal if unanticipated safety issues are discovered following approval. In addition, we may be subject to penalties or other enforcement action if we fail to comply with regulatory requirements.

The FDA, the EMA or a comparable foreign regulatory authority may not approve any of our product candidates derived from our platform. However, if the FDA, EMA or comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, conformance with applicable product tracking and tracing requirements, establishment registration and listing, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing studies, and surveillance to monitor the safety and efficacy of the product. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•
restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;
•
restrictions on our ability to conduct clinical trials, including full or partial clinical holds on ongoing or planned trials;
•
restrictions on product distribution or use, or requirements to conduct post-marketing studies or clinical trials;
•
fines, warning letters or other regulatory enforcement action;
•
refusal by the FDA, the EMA or comparable foreign regulatory authorities to approve pending applications or supplements to approved applications filed by us;
•
product seizure or detention, or refusal to permit the import or export of products; and
•
injunctions or the imposition of civil or criminal penalties.

The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and generate revenue and could require us to expend significant time and resources in response and could generate negative publicity.

In addition, the FDA’s, EMA’s and other foreign regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

Any product candidate for which we obtain marketing approval will be subject to restrictions, such as the laws and regulations prohibiting the promotion of off-label uses, or may need to be withdrawn from the market, and we may be subject to substantial penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our medicines, when and if any of them are approved.

The FDA, EMA and other foreign regulatory authorities closely regulate the post-approval marketing and promotion of medicines to ensure that they are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA, EMA and other foreign regulatory authorities impose stringent restrictions on manufacturers’ communications regarding off-label use. In particular, a product may not be promoted for uses that are not approved by the FDA, EMA and other foreign regulatory authorities as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may be subject to enforcement action for off-label marketing by the FDA and other federal and state enforcement agencies, including the Department of Justice. Violation of the Federal Food, Drug, and Cosmetic Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription products may also lead to investigations or allegations of violations of federal and state healthcare fraud and abuse laws and state consumer protection laws. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The government has also required companies to enter into consent decrees and/or imposed permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

In addition, later discovery of previously unknown problems with our medicines, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•
restrictions on such medicines, manufacturers or manufacturing processes;
•
restrictions on the labeling or marketing of a medicine;
•
restrictions on the distribution or use of a medicine;
•
requirements to conduct post-marketing clinical trials;
•
receipt of warning or untitled letters;
•
withdrawal of the medicines from the market;
•
refusal to approve pending applications or supplements to approved applications that we submit;
•
recall of medicines;
•
fines, restitution or disgorgement of profits or revenue;
•
suspension or withdrawal of marketing approvals;
•
suspension of any ongoing clinical trials;
•
refusal to permit the import or export of our medicines;
•
product seizure; and
•
injunctions or the imposition of civil or criminal penalties.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize any product candidates we develop and adversely affect our business, financial condition, results of operations and prospects.

Additionally, if any of our product candidates receive marketing approval, the FDA could require us to adopt a REMS to ensure that the benefits outweigh its risks, which may include, among other things, a medication guide outlining the risks of the product for distribution to patients and a communication plan to healthcare practitioners. Furthermore, if we or others later identify undesirable side effects caused by our product candidate, several potentially significant negative consequences could result, including:

•
regulatory authorities may suspend or withdraw approvals of such product candidate;
•
regulatory authorities may require additional warnings on the label;
•
we may be required to change the way a product candidate is administered or conduct additional clinical trials;
•
we could be sued and held liable for harm caused to patients; and
•
our reputation may suffer.

We and our contract manufacturers are subject to significant regulation. The manufacturing facilities on which we rely may not continue to meet regulatory requirements, which could materially harm our business.

All entities involved in the preparation of product candidates for clinical trials or commercial sale, including any contract manufacturers, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP regulations. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturer must supply all necessary documentation in support of an NDA on a timely basis and must adhere to the FDA’s cGMP regulations enforced through its facilities inspection program. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, FDA approval of the products will not be granted.

The regulatory authorities also may, at any time following approval of a product for sale, audit any of our future manufacturing facilities or those of our third-party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time-consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business.

If we or any of our third-party manufacturers fail to maintain regulatory compliance, the FDA can impose regulatory sanctions including, among other things, refusal to approve a pending application for a new product, or revocation of a pre-existing approval. Any such consequence would severely harm our business, financial condition and results of operations.

If we or any contract manufacturers and suppliers we engage fail to comply with environmental, health, and safety laws and regulations, we could become subject to fines or penalties or incur significant costs.

We and any contract manufacturers and suppliers we engage are subject to numerous federal, state and local environmental, health, and safety laws, regulations and permitting requirements, including those governing laboratory procedures; the generation, handling, use, storage, treatment and disposal of hazardous and regulated materials and wastes; the emission and discharge of hazardous materials into the ground, air and water; and employee health and safety. Our operations involve the use of hazardous and flammable materials, including chemicals. Our operations also produce hazardous waste. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. Under certain environmental laws, we could be held responsible for costs relating to any contamination at third-party facilities. We also could incur significant costs associated with civil or criminal fines and penalties.

Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our research and product development efforts. In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes. Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not carry specific hazardous waste insurance coverage, and our property, casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws, regulations and permitting requirements. These current or future laws, regulations and permitting requirements may impair our research, development or production efforts. Failure to comply with these laws, regulations and permitting requirements also may result in substantial fines, penalties or other sanctions or business disruption. Any third-party contract manufacturers and suppliers we engage will also be subject to these and other environmental, health and safety laws and regulations. Liabilities they incur pursuant to these laws and regulations could result in significant costs or an interruption in operations, which could in turn have a material adverse effect on our business, financial condition, results of operations and prospects.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new biologics or modifications to licensed biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the ongoing COVID-19 pandemic, since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Our relationships with healthcare providers, physicians and third-party payors will be subject to applicable anti-kickback, fraud and abuse, and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates that we develop for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute our medicines for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•
the federal healthcare anti-kickback statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration (including any kickback, bribe or rebate), directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order, arrangement or recommendation of, any good, facility, item or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs;
•
the federal civil and criminal false claims laws, including the federal False Claims Act, and civil monetary penalty laws which can be enforced through civil whistleblower or qui tam actions, impose civil and criminal penalties against individuals or entities for knowingly presenting or causing to be presented, to the federal government, claims for payment or approval from Medicare, Medicaid or other government payors that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties. Manufacturers can be held liable under the federal False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act or federal civil money penalties. The federal False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the federal False Claims Act and to share in any monetary recovery;
•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme or artifice to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious or fraudulent statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•
the U.S. Physician Payments Sunshine Act and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to certain payments and other transfers of value to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (nurse practitioners, certified nurse anesthetists, physician assistants, clinical nurse specialists, anesthesiology assistants and certified nurse midwives) as well as teaching hospitals. Manufacturers are also required to disclose ownership and investment interests held by physicians and their immediate family members;
•
federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs; and
•
federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm customers.

Additionally, we are subject to state and foreign equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the federal Anti-Kickback Statute and False Claims Act, and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales representatives.

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the European Union. The provision of benefits or advantages to induce or reward improper performance generally is typically governed by the national anti-bribery laws of European Union Member States, and the Bribery Act 2010 in the UK. Infringement of these laws could result in substantial fines and imprisonment. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the UK despite its departure from the EU.

Payments made to physicians in certain European Union Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual European Union Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct applicable in the European Union Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

The scope and enforcement of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. We have entered into consulting and scientific advisory board arrangements with physicians and other healthcare providers, including some who could influence the use of our product candidates, if approved. Compensation under some of these arrangements includes the provision of stock or stock options in addition to cash consideration. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, the exclusion from participation in federal and state healthcare programs, reputational harm, and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Further, defending against any such actions can be costly and time consuming, and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the physicians or other providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and individual imprisonment. If any of the above occur, our ability to operate our business and our results of operations could be adversely affected.

Healthcare legislative reform discourse and potential or enacted measures may increase the difficulty and cost for us and any future collaborators to obtain marketing approval of and commercialize our product candidates and affect the prices we, or they, may obtain.

Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies such as gene therapy and therapies addressing rare diseases such as those we are developing. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars; addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research.

Since enactment of the ACA, there have been numerous executive and legal challenges and Congressional actions to repeal and replace provisions of the law. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an Executive Order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administrations or other efforts, if any, to challenge repeal or replace the ACA, will impact our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted:

•
On August 2, 2011, the U.S. Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the temporary suspension, a 1% payment reduction went into effect beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022.
•
In January 2013, the American Taxpayer Relief Act of 2012 became law, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
•
On January 2, 2013, the U.S. American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.
•
On April 13, 2017, CMS published a final rule that gave states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.
•
On May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

•
On May 23, 2019, CMS published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020.
•
On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement, and new payment methodologies. This could lower the price that we receive for our products. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability or commercialize our products. It is not clear how other future potential changes to the ACA will change the reimbursement model and market outlook for our current and future product candidates.

Our employees, principal investigators, consultants and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of fraud or other misconduct by our employees, consultants and partners, and, if we commence clinical trials, our principal investigators. Misconduct by these parties could include intentional failures to comply with FDA regulations or the regulations applicable in the European Union and other jurisdictions, provide accurate information to the FDA, the European Commission and other regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately, or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct also could involve the improper use of information obtained in the course of clinical trials or interactions with the FDA, the European Commission and other regulatory authorities, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition, results of operations and prospects, including the imposition of significant fines or other sanctions.

Laws and regulations governing any international operations we may have in the future may preclude us from developing, manufacturing and selling certain product candidates outside of the United States and require us to develop and implement costly compliance programs.

We are subject to numerous laws and regulations in each jurisdiction outside the United States in which we operate. The creation, implementation and maintenance of international business practices compliance programs is costly and such programs are difficult to enforce, particularly where reliance on third parties is required.

The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, or authorizing the provision of money or anything of value, directly or indirectly through parties, to any foreign official, official of a public international organization, or political party official or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the Department of Justice. The Securities and Exchange Commission, or SEC, is involved with enforcement of the books and records provisions of the FCPA.

Compliance with the FCPA and other anti-corruption laws potentially applicable to our business is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, compliance with the FCPA and other anti-corruption laws presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials.

Various U.S. export and sanctions laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of certain products and technical data relating to those products. Furthermore, such export and sanctions laws include restrictions or prohibitions on the sale or supply of certain products and services to United States embargoed countries or sanctioned countries, governments, persons and entities. Our expansion outside of the United States has required, and will continue to require, us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing or selling certain drugs and drug candidates outside of the United States, which could limit our growth potential and increase our development costs. The failure to comply with laws governing international business practices may result in substantial penalties, including suspension or debarment from government contracting. Violation of the FCPA and export and sanctions laws can result in significant civil and criminal penalties, imprisonment, the loss of export or import privileges, debarment, breach of contract and fraud litigation, reputational harm, and other consequences. Indictment alone under the FCPA can lead to suspension of the right to do business with the U.S. government until the pending claims are resolved. Conviction of a violation of the FCPA can result in long-term disqualification as a government contractor. The termination of a government contract or relationship as a result of our failure to satisfy any of our obligations under laws governing international business practices would have a negative impact on our operations and harm our reputation and ability to procure government contracts. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

We are subject to stringent data protection, privacy, and security laws, regulations, standards and contractual obligations and actual or perceived failure to comply with such requirements could have a material adverse effect on our business, financial condition, results of operations or prospects.

We are subject to data privacy and protection laws, regulations, policies, standards and contractual obligations that impose certain requirements relating to the collection, transmission, storage and use of personal information. The legislative and regulatory landscape for data privacy and protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues. Actual or perceived failure to comply with laws and regulations governing personal information could result in government investigations and enforcement actions against us, fines, claims for damages by affected third parties, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of personal information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer or other processing of personal data, including personal health data, of individuals in the European Economic Area, or EEA, is subject to the European Union General Data Protection Regulation (EU) 2016/679, or the GDPR, as well as national data protection laws in effect in the member states of the EEA. The GDPR went into effect in May 2018, and imposes stringent requirements on companies that process personal data, including requirements relating to processing health-related and other sensitive data, obtaining consent of the individuals to whom the personal data relates, establishing a legal basis for processing, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data that requires the adoption of administrative, physical and technical safeguards to protect such information, providing notification of data breaches to appropriate data protection authorities or data subjects, establishing means for data subjects to exercise rights in relation to their personal data and taking certain measures when engaging third-party processors. The GDPR increases our obligations with respect to clinical trials conducted in the EEA by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators. In addition, the GDPR confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. It also provides that EEA member states may make their own laws and regulations limiting the processing of personal data, including genetic, biometric or health data. Noncompliant companies face significant fines, which can be up to 4% of global revenues or €20 million, whichever is greater. Further, from January 1, 2021, companies have had to comply with the GDPR and also the United Kingdom GDPR, or the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e. fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term.

Among other requirements, the GDPR and UK GDPR regulate transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. Switzerland has also adopted similar restrictions on transfer of personal data outside of its borders. In July 2020, the Court of Justice of the EU, or the CJEU, limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses or SCCs. The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the UK. The UK’s Information Commissioner’s Office has published new data transfer standard contracts for transfers from the UK under the UK GDPR. This new documentation will be mandatory for relevant data transfers from September 21, 2022; existing standard contractual clauses arrangements must be migrated to the new documentation by March 21, 2024. For the United Kingdom, the European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision and remains under review by the Commission during this period. In September 2021, the UK government launched a consultation on its proposals for wide-ranging reform of UK data protection laws following Brexit. There is a risk that any material changes which are made to the UK data protection regime could result in the European Commission reviewing the UK adequacy decision, and the UK losing its adequacy decision if the European Commission deems the UK to no longer provide adequate protection for personal data. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

If we are unable to implement a valid solution for personal data transfers from the EEA, United Kingdom or Switzerland, including, for example, obtaining individuals’ explicit consent to transfer their personal data from the EEA, United Kingdom, and Switzerland to the United States or other countries, we will face increased exposure to regulatory actions, substantial fines and injunctions against processing personal data in those jurisdictions. Inability to import personal data from the EEA, United Kingdom or Switzerland may also restrict our clinical trials activities in those jurisdictions; limit our ability to collaborate with contract research organizations as well as other service providers, contractors and other companies subject to data protection laws in those jurisdictions; and require us to increase our data processing capabilities in those jurisdictions at significant expense. Additionally, other countries outside of the EEA, United Kingdom, and Switzerland have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business.

Given the breadth and depth of changes in data protection obligations, preparing for and complying with the GDPR and similar laws’ requirements are rigorous and time intensive and require significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition or results of operations.

Similar privacy and data security requirements are either in place or underway in the United States. There are numerous data protection laws that may be applicable to our activities, and a range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered or have been implemented at both the state and federal levels. For example, the California Consumer

Privacy Act of 2018, or the CCPA, which became effective on January 1, 2020, requires companies that process information of California consumers (as defined under the CCPA) to provide disclosures to such consumers about their data collection, use and sharing practices, provides Californian consumers with new individual data privacy rights, imposes new operational requirements for covered businesses, provides a private right of action for data breaches and creates a statutory damages framework. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities depending on how such laws are interpreted. Additionally, effective starting on January 1, 2023, the California Privacy Rights Act, or the CPRA, will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. Many other states are considering similar legislation, and a broad range of legislative measures also have been introduced at the federal level.

Further, regulations promulgated pursuant to HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or collectively HIPAA, imposes privacy, security and breach notification obligations on health plans, healthcare clearinghouses and certain healthcare providers, known as covered entities, as well as their business associates that perform certain services that involve creating, receiving, maintaining or transmitting individually identifiable health information for or on behalf of such covered entities, and their covered subcontractors. HIPAA establishes privacy and security standards that limit the use and disclosure of protected health information, or PHI, and requires the implementation of administrative, physical and technological safeguards to protect the privacy of PHI and ensure the confidentiality, integrity and availability of electronic PHI. Most healthcare providers, including research institutions from which we obtain patient health information, are subject to HIPAA. We do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly subject to its requirements. However, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information.

In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems. Further, any failure by our third-party collaborators, service providers, contractors or consultants to comply with applicable law, regulations or contractual obligations related to data privacy or security could result in proceedings against us by governmental entities or others.

We may also publish privacy policies and other documentation regarding our collection, processing, use and disclosure of personal information and/or other confidential information. Although we endeavor to comply with our published policies and other documentation, we may at times fail to do so or may be perceived to have failed to do so. Despite our efforts, we may not be successful in achieving compliance if our employees or vendors fail to comply with our published policies and documentation. Such failures can subject us to potential international, local, state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Claims that we have violated individuals’ privacy rights or failed to comply with data protection laws or applicable privacy notices, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business. We also face a threat of consumer class actions related to these laws and the overall protection of personal information. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business, financial condition, results of operations or prospects.

If any of our product candidates obtains regulatory approval and does not receive appropriate periods of non-patent exclusivity, competitors could enter the market with generic versions of such products more quickly than we expect, which may result in a material decline in sales of our products.

Under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments to the Federal Food, Drug, and Cosmetic Act, or the FDCA, a company may file an abbreviated new drug application, or ANDA, seeking approval of a generic version of an approved innovator product. Under the Hatch-Waxman Amendments, a company may also submit an NDA under section 505(b)(2) of the FDCA that references the FDA’s prior approval of the innovator product. A 505(b)(2) NDA product may be for a new or improved version of the original innovator product. The Hatch-Waxman Amendments also provide for certain periods of regulatory exclusivity, which preclude FDA approval (or in some circumstances, FDA filing and review) of an ANDA or 505(b)(2) NDA.

In the United States, once an NDA is approved, the product covered thereby becomes a “reference listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” or the Orange Book. Manufacturers may seek approval of generic versions of reference listed drugs through submission of abbreviated new drug applications, or ANDAs, in the United States. In support of an ANDA, a generic manufacturer generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration, and adequate labeling as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning, in part, that it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference listed drug and companies that produce generic products are generally able to offer them at lower prices. Moreover, many states allow or require substitution of therapeutically equivalent generic drugs at the pharmacy level even if the branded drug is prescribed. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference listed drug may be lost to the generic product.

The FDA may not finally approve an ANDA for a generic product until any applicable period of non-patent exclusivity for the reference listed drug has expired. The FDCA provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity, or NCE. For the purposes of this provision, an NCE is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. Specifically, in cases where such exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a patent certification that a patent covering the listed drug is invalid unenforceable or will not be infringed by the generic product. In that case, the applicant may submit its application four years following approval of the listed drug and seek to launch its generic product even if we still have patent protection for our product unless an infringement suit is timely filed by the NDA or patent holder in which case the FDA cannot approve the ANDA for 30 months unless a court decision in favor of the generic manufacturer is issued earlier.

Three-year exclusivity is given to a drug if it contains an active moiety that has previously been approved, and the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the NDA. This form of marketing exclusivity is known as New Clinical Investigation, or NCI, exclusivity. If our product candidates are approved with only NCI exclusivity, generic manufacturers may file their ANDAs any time following approval of our product candidates and seek to launch their generic products following the expiration of the three year market exclusivity period, even if we still have patent protection for our product unless an infringement suit is timely filed triggering a 30 month stay on approval of the generic product (subject to the disposition of the patent litigation).

While we believe that our product candidates may be new chemical entities in the U.S., the FDA may determine, however, that they are not eligible for NCE exclusivity but receive three years of NCI exclusivity instead, if and when FDA approves an NDA for the product. If any product we develop does not receive five years of NCE exclusivity, the FDA may approve generic versions of such product three years after its date of approval, subject to any patents exclusivity we may have. If an ANDA applicant certifies to the invalidity or non-infringement of listed patents and an infringement suit is timely filed by the NDA or patent holder, the FDA cannot finally approve the ANDA for 30 months unless a court decision in favor of the generic manufacturer is issued earlier.

Accordingly, if any of our product candidates is approved, competitors could file ANDAs for generic versions of these products or 505(b)(2) NDAs that reference our product candidates. If there are patents listed for our product candidates in the Orange Book, any ANDA and 505(b)(2) NDA applicants would be required to include a certification as to each listed patent indicating whether the ANDA applicant does or does not intend to challenge the patent. Because we remain early in the research and preclinical development of our product candidates, we cannot predict which, if any, patents in our current portfolio or patents we may obtain in the future will be eligible for listing in the Orange Book, how any generic competitor would address such patents, whether we would sue on any such patents or the outcome of any such suit.

We may not be successful in securing or maintaining proprietary patent protection for products and technologies we develop or license, despite expending a significant amount of resources that could have been focused on other areas of our business. Moreover, if any of our owned or in-licensed patents that are listed in the Orange Book are successfully challenged by way of a patent certification and subsequent litigation, the affected product could immediately face generic competition and its sales would likely decline rapidly and materially.

Risks Related to Commercialization

We face substantial competition, which may result in others discovering, developing or commercializing products before us or more successfully than we do.

The development and commercialization of new drug products is highly competitive. We face competition with respect to our product candidates from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of many of the disorders for which we are conducting research programs. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than our product candidates or that would render our product candidates obsolete or non-competitive. Our competitors also may obtain FDA, EMA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors.

We expect to face competition from existing products and product candidates in development for each of our programs. Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc., or PTC. People with DMD also use prednisone or prednisolone off-label. In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (Eteplirsen), VYONDYS 53 (Golodirsen) and AMONDYS 45 (Casimersen), which are naked phosphorodiamidate morpholino oligonucleotides, or PMOs, approved for the treatment of DMD patients amenable to exon 51, exon 53 and exon 45 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc., or Sarepta, VILTEPSO (Viltolarsen), a naked PMO approved for the treatment of DMD patients amenable to exon 53 skipping, which is marketed in the United States by NS Pharma. Companies focused on developing treatments for DMD that target dystrophin, as our DMD program does, include Sarepta with SRP-5051, a peptide-linked PMO currently being evaluated in a Phase 2 clinical trial for patients amenable to exon 51 skipping, Dyne Therapeutics with DYNE-251, an antibody-conjugated PMO that targets exon 51 skipping, BioMarin Pharmaceutical Inc. with BMN-351, a phosphorothioate oligonucleotide that targets exon 51 skipping, Wave Life Sciences Ltd. with WVE-N531, a stereopure oligonucleotide in Phase 1/2 clinical development for patients amenable to exon 53 skipping, Daiichi Sankyo with DS-5141b, an exon skipping approach for exon 45 in clinical development, PTC with ataluren, a small molecule targeting nonsense mutations in a Phase 3 clinical trial, Nippon Shinyaku with NS-089/NCNP-02, an oligonucleotide that targets exon 44 skipping that is currently in clinical development, Avidity Biosciences, Inc., which is in preclinical development with AOC 1044, an antibody oligonucleotide conjugate that targets exon 44 skipping, and Entrada Therapeutics, Inc., which is in preclinical development with ENTR-601-44, a peptide oligonucleotide conjugate that targets exon 44 skipping. In addition, several companies are developing gene therapies to treat DMD, including Pfizer Inc. (PF-06939926), which is currently being assessed in a Phase 3 clinical trial, Sarepta (SRP-9001 and Galgt2 gene therapy program), the former of which is currently being assessed in a Phase 3 clinical trial, Solid Biosciences Inc. (SGT-001), currently in Phase 2 clinical development and REGENXBIO Inc (RGX-202), currently in Phase 1 clinical development. Gene editing treatments that are in preclinical development are also being pursued by Vertex, Sarepta and Eli Lilly. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD, including Edgewise Therapeutics with EDG-5506, a muscle stabilizer that is currently in clinical development.

There are currently no approved therapies to treat the underlying cause of DM1. Product candidates currently in development to treat DM1 include: tideglusib, a GSK3-ß inhibitor in late-stage clinical development by AMO Pharma Ltd. for the congenital phenotype of DM1; AT466, which is an AAV-antisense candidate in preclinical development by Astellas Gene Therapies; AOC 1001, an antibody linked siRNA in Phase 1/2 clinical development by Avidity Biosciences, Inc.; DYNE-101, an antibody conjugated antisense oligonucleotide in preclinical development by Dyne Therapeutics; a microRNA small molecule approach by Arthex Biotech; an antisense peptide nucleic acid approach by NeuBase Therapeutics currently in preclinical development; gene editing treatments in preclinical development by Vertex Pharmaceuticals, Inc., or Vertex; an artificial site-specific RNA endonuclease gene therapy being developed by Enzerna Biosciences; an RNA-targeting gene therapy in preclinical development by Locana, Inc.; an approach by Design Therapeutics to prevent formation of CUG hairpins; an approach utilizing the interaction of small molecules with RNA in preclinical development by Expansion Therapeutics, Inc.; a peptide-conjugated PMO in preclinical development by Entrada Therapeutics; and therapeutics based on biomolecular condensate biology in preclinical development by Dewpoint Therapeutics, Inc.

We will also compete more generally with other companies developing alternative scientific and technological approaches, including other companies working to develop conjugates with oligonucleotides for extra-hepatic delivery, including Alnylam Pharmaceuticals, Aro Biotherapeutics, Arrowhead Therapeutics, Avidity Biosciences, Dicerna Pharmaceuticals, Inc., Dyne Therapeutics, Entrada Therapeutics, Ionis Pharmaceuticals, NeuBase Therapeutics, Inc., PYC Therapeutics and Sarepta, as well as gene therapy and gene editing approaches.

Many of the companies against which we compete or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Accordingly, our competitors may be more successful than us in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining approval for treatments and achieving widespread market acceptance, rendering our treatments obsolete or non-competitive.

Additionally, mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

If we successfully obtain approval for any product candidate, we will face competition based on many different factors, including the safety and effectiveness of our products, the ease with which our products can be administered and the extent to which patients accept relatively new routes of administration, the timing and scope of regulatory approvals for these products, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position. Competing products could present superior treatment alternatives, including by being more effective, safer, more convenient, less expensive or marketed and sold more effectively than any of our products, if approved. Competitive products or technological approaches may make any products we develop, or our EDO platform, obsolete or noncompetitive before we recover the expense of developing and commercializing our product candidates. If we are unable to compete effectively, our opportunity to generate revenue from the sale of our products, if approved, could be adversely affected.

Even if one or more of our product candidates receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

If any of our product candidates progresses successfully through clinical development and receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Sales of medical products depend in part on the willingness of physicians to prescribe the treatment, which is likely to be based on a determination by these physicians that the products are safe, therapeutically effective and cost-effective. In addition, the inclusion or exclusion of products from treatment guidelines established by various physician groups and the viewpoints of influential physicians can affect the willingness of other physicians to prescribe the treatment. We cannot predict whether physicians, physicians’ organizations, hospitals, other healthcare providers, government agencies or private insurers will determine that our product is safe, therapeutically effective and cost-effective as compared with competing treatments. Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•
the efficacy and safety of such product candidates as demonstrated in clinical trials;
•
the potential advantages and limitations compared to alternative treatments;
•
the effectiveness of sales and marketing efforts;
•
the cost of treatment in relation to alternative treatments;
•
the clinical indications for which the product is approved;
•
the convenience and ease of administration compared to alternative treatments;
•
the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•
the strength of marketing and distribution support;
•
the timing of market introduction of competitive products;
•
the availability of third-party coverage and adequate reimbursement;
•
the prevalence and severity of any side effects; and
•
any restrictions on the use of our products, if approved, together with other medications.

If the market opportunities for any product candidates we develop are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer. Because the target patient populations of our programs are small, and the addressable patient population even smaller, we must be able to successfully identify patients and capture a significant market share to achieve profitability and growth.

We focus our research and product development on treatments for rare diseases. Given the small number of patients who have the diseases that we are targeting, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these rare diseases. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations or market research that we conducted, and may prove to be incorrect or contain errors. New studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for our product candidates, because the potential target populations are very small, we may never achieve profitability despite obtaining such significant market share.

Our target patient populations are relatively small, and as a result, the pricing and reimbursement of our product candidates, if approved, is uncertain, but must be adequate to support commercial infrastructure. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell product candidates will be adversely affected.

The estimates of market opportunity and forecasts of market growth included in this 10-Q may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business may not grow at similar rates, or at all.

Market opportunity estimates and growth forecasts included in this 10-Q are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. The estimates and forecasts included in this 10-Q relating to size and expected growth of our target market may prove to be inaccurate. Even if the markets in which we compete meet the size estimates and growth forecasts included in this 10-Q, our business may not grow at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.

The pricing and third-party payor coverage and reimbursement status of newly approved products are uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our future product candidates, if approved, could limit our ability to market those products and decrease our ability to generate product revenue.

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the decisions about coverage and reimbursement for new products under the Medicare program are made by the Centers for Medicare & Medicaid Services, or CMS. Private payors tend to follow CMS to a substantial degree. However, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the drug product. Further, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Reimbursement agencies in the European Union may be more conservative than CMS. Factors payors consider in determining coverage are based on whether the product is:

•
a covered benefit under its health plan;
•
safe, effective and medically necessary;
•
appropriate for the specific patient;
•
cost-effective; and
•
neither experimental nor investigational.

Additionally, net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price, or ASP, and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs.

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as our product candidates. In many countries, particularly the countries of the European Union, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay or might even prevent our commercial launch of the product, possibly for lengthy periods of time. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In general, the prices of products under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for product candidates. Accordingly, in markets outside the United States, the reimbursement for our product candidates may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits.

If we are unable to establish sales, marketing and distribution capabilities or enter into sales, marketing and distribution agreements with third parties, we may not be successful in commercializing our product candidates if any are approved.

We do not have a sales or marketing infrastructure and have no experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any product for which we have obtained marketing approval, we will need to establish a sales, marketing and distribution organization, either ourselves or through collaborations or other arrangements with third parties.

In the future, we may build a sales and marketing infrastructure to market certain of our product candidates if they receive marketing approval. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. These efforts may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize our products on our own include:

•
our inability to recruit, train and retain adequate numbers of effective sales, marketing, coverage or reimbursement, customer service, medical affairs and other support personnel;
•
the inability of sales personnel to educate adequate numbers of physicians on the benefits of any future products;
•
the inability of reimbursement professionals to negotiate arrangements for formulary access, reimbursement and other acceptance by payors;
•
the inability to price our products at a sufficient price point to ensure an adequate and attractive level of profitability;
•
restricted or closed distribution channels that make it difficult to distribute our products to segments of the patient population;
•
the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•
unforeseen costs and expenses associated with creating an independent sales and marketing organization.

If we are unable to establish our own sales, marketing and distribution capabilities and we enter into arrangements with third parties to perform these services, our product revenues and our profitability, if any, are likely to be lower than if we were to market, sell and distribute any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute our product candidates or may be unable to do so on terms that are acceptable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

Risks Related to Our Intellectual Property

If we or our licensors are unable to obtain, maintain and defend patent and other intellectual property protection for any product candidates or technology, or if the scope of the patent or other intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully develop and commercialize our product candidates or our technology may be adversely affected due to such competition.

Our success depends in large part on our and our licensors’ ability to obtain and maintain patent and other intellectual property protection in the United States and other jurisdictions. We and our licensors have sought, and will seek, to protect our proprietary position by filing additional patent applications in the United States and abroad related to certain technologies and our platform that are important to our business. However, our patent portfolio is at an early stage; except for one issued patent and four applications currently under examination, which we in-licensed from Oxford University and the Medical Research Council of United Kingdom Research and Innovation, substantive examination of the currently pending patent applications we own or license has yet to begin. In addition, there can be no assurance as to whether or when our patent applications will issue as granted patents. Our ability to stop third parties from making, using, selling, marketing, offering to sell, importing and commercializing our product candidates and our technology is dependent upon the extent to which we have rights under valid and enforceable patents and other intellectual property that cover our platform and technology. If we are unable to secure, maintain, defend and enforce patents and other intellectual property with respect to our product candidates and our technology, it would have a material adverse effect on our business, financial condition, results of operations and prospects.

Our pending Patent Cooperation Treaty, or PCT, patent applications are not eligible to become issued patents until, among other things, we file a national stage patent application within 30 to 32 months, depending on the jurisdiction, from such application’s priority date in the jurisdictions in which we are seeking patent protection. Similarly, our pending provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of such provisional patent application’s filing date. If we do not timely file such national stage patent applications or non-provisional patent applications, we may lose our priority date with respect to such PCT or provisional patent applications, respectively, and any patent protection on the inventions disclosed in such PCT or provisional patent applications, respectively. While we and our licensors intend to timely file national stage and non-provisional patent applications relating to our PCT and provisional patent applications, respectively, we cannot predict whether any such patent applications will result in the issuance of patents. If we or our licensors do not successfully obtain issued patents, or, if the scope of any patent protection we or our licensors obtain is not sufficiently broad, we will be unable to prevent others from using our product candidates or our technology or from developing or commercializing technology and products similar or identical to ours or other competing products and technologies. Any failure to obtain or maintain patent protection with respect to our product candidates or our EDO platform would have a material adverse effect on our business, financial condition, results of operations and prospects.

The patent prosecution process is expensive, time-consuming and complex, and we and our licensors may not be able to file, prosecute, maintain, defend, enforce or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. We and our licensors may not be able to obtain, maintain or defend patents and patent applications due to the subject matter claimed in such patents and patent applications being in the public domain. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach these agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. Consequently, we would not be able to prevent any third party from using any of our technology that is in the public domain to compete with our product candidates.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has, in recent years, been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of patent rights are highly uncertain. Our pending and future owned and licensed patent applications may not result in patents being issued which protect our technology or product candidates, effectively prevent others from commercializing competitive technologies and product or otherwise provide any competitive advantage. In fact, patent applications may not issue as patents at all, and even if such patent applications do issue as patents, they may not issue in a form, or with a scope of claims, that will provide us with any meaningful protection, prevent others from competing with us or otherwise provide us with any competitive advantage. In addition, the scope of claims of an issued patent can be reinterpreted after issuance, and changes in either the patent laws or interpretation of the patent laws in the United States and other jurisdictions may diminish the value of our patent rights or narrow the scope of our patent protection. Furthermore, our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner.

Third parties have developed technologies that may be related or competitive to our own technologies and product candidates and may have filed or may file patent applications, or may have obtained issued patents, claiming inventions that may overlap or conflict with those claimed in our owned or licensed patent applications or issued patents. We may not be aware of all third-party intellectual property rights potentially relating to our current and future product candidates and technology. Publications of discoveries in the scientific literature often lag the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or, in some cases, not at all. Therefore, we cannot know for certain whether the inventors of our owned or licensed patents and patent applications were the first to make the inventions claimed in any owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions. If a third party can establish that we or our licensors were not the first to make or the first to file for patent protection of such inventions, our owned or licensed patent applications may not issue as patents and even if issued, may be challenged and invalidated or ruled unenforceable.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and other jurisdictions. For example, we may be subject to a third-party submission of prior art to the United States Patent and Trademark Office, or USPTO, challenging the validity of one or more claims of our owned or licensed patents. Such submissions may also be made prior to a patent’s issuance, precluding the granting of a patent based on one of our owned or licensed pending patent applications. We may become involved in opposition, derivation, re-examination, inter partes review, post-grant review or interference proceedings and similar proceedings in foreign jurisdictions (for example, opposition proceedings) challenging our owned or licensed patent rights. In addition, a third party may claim that our owned or licensed patent rights are invalid or unenforceable in a litigation. An adverse result in any litigation or patent office proceeding could put one or more of our owned or licensed patents at risk of being invalidated, ruled unenforceable or interpreted narrowly and could allow third parties to commercialize products identical or similar to our product candidates and compete directly with us, without payment to us. Moreover, we, or one of our licensors, may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge priority of invention or other features of patentability. Such challenges and proceedings may result in loss of patent rights, exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and our product candidates. Such challenges and proceedings may also result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. Moreover, there could be public announcements of the results of hearings, motions or other interim proceedings or developments related to such challenges and proceedings. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

Furthermore, patents have a limited lifespan. In the United States, the expiration of a patent is generally 20 years from the earliest date of filing of the first non-provisional patent application to which the patent claims priority. Patent term adjustments and extensions may be available; however, the overall term of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our owned and licensed patent and other intellectual property rights may not provide us with sufficient rights to exclude others from commercializing products similar or identical to our technology and our product candidates. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

Our rights to develop and commercialize any product candidates are subject and may in the future be subject, in part, to the terms and conditions of licenses granted to us by third parties. If we fail to comply with our obligations under our current or future intellectual property license agreements or otherwise experience disruptions to our business relationships with our current or any future licensors, we could lose intellectual property rights that are important to our business.

We are and expect to continue to be reliant upon third-party licensors for certain patent and other intellectual property rights that are important or necessary to the development of our technology and product candidates. For example, we rely on a license from Oxford University Innovation Limited, or OUI, and the Medical Research Council of United Kingdom Research and Innovation, or MRC, to certain patent rights and know-how of OUI and MRC, or the OUI/MRC License. The OUI/MRC License imposes, and we expect that any future license agreement will impose, specified diligence, milestone payment, fee payment, royalty, commercialization, development and other obligations on us and require us to meet development timelines, or to exercise diligent or commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses.

Furthermore, our licensors have, or may in the future have, the right to terminate a license if we materially breach the agreement and fail to cure such breach within a specified period or in the event we undergo certain bankruptcy events. In spite of our best efforts, our current or any future licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements. If our license agreements are terminated, we may lose our rights to develop and commercialize product candidates and technology, lose patent protection, experience significant delays in the development and commercialization of our product candidates and technology, and incur liability for damages. If these in-licenses are terminated, or if the underlying intellectual property fails to provide the intended exclusivity, our competitors or other third parties could have the freedom to seek regulatory approval of, and to market, products and technologies identical or competitive to ours and we may be required to cease our development and commercialization of certain of our product candidates and technology. In addition, we may seek to obtain additional licenses from our licensors and, in connection with obtaining such licenses, we may agree to amend our existing licenses in a manner that may be more favorable to the licensors, including by agreeing to terms that could enable third parties, including our competitors, to receive licenses to a portion of the intellectual property that is subject to our existing licenses and to compete with our product candidates and our technology. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

Disputes may arise regarding intellectual property subject to a licensing agreement, including:

•
the scope of rights granted under the license agreement and other interpretation-related issues;
•
our or our licensors’ ability to obtain, maintain and defend intellectual property and to enforce intellectual property rights against third parties;
•
the extent to which our technology, product candidates and processes infringe, misappropriate or otherwise violate the intellectual property of the licensor that is not subject to the license agreement;
•
the sublicensing of patent and other intellectual property rights under our license agreements;
•
our diligence, development, regulatory, commercialization, financial or other obligations under the license agreement and what activities satisfy those diligence obligations;
•
the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our current or future licensors and us and our partners; and
•
the priority of invention of patented technology.

In addition, the OUI/MRC License is, and future license agreements are likely to be, complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our diligence, development, regulatory, commercialization, financial or other obligations under the relevant agreement. In addition, if disputes over intellectual property that we have licensed or any other dispute related to our license agreements prevent or impair our ability to maintain our license agreements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates and technology. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

While the OUI/MRC License grants certain exclusive patent and technology rights to us, license agreements we may enter into in the future may be non-exclusive. Accordingly, third parties may also obtain non-exclusive licenses from such licensors with respect to the intellectual property licensed to us under such license agreements. Accordingly, these license agreements may not provide us with exclusive rights to use such licensed patent and other intellectual property rights, or may not provide us with exclusive rights to use such patent and other intellectual property rights in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and our product candidates.

Moreover, some of our in-licensed patent and other intellectual property rights are, and may in the future be, subject to third party interests such as co-ownership. If we are unable to obtain an exclusive license to such third-party co-owners’ interest, in such patent and other intellectual property rights, such third-party co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. We or our licensors may need the cooperation of any such co-owners of our licensed patent and other intellectual property rights in order to enforce them against third parties, and such cooperation may not be provided to us or our licensors.

Additionally, we may not have complete control over the preparation, filing, prosecution, maintenance, enforcement and defense of patents and patent applications that we license from third parties. It is possible that our licensors’ filing, prosecution and maintenance of the licensed patents and patent applications, enforcement of patents against infringers or defense of such patents against challenges of validity or claims of enforceability may be less vigorous than if we had conducted them ourselves, and accordingly, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced and defended in a manner consistent with the best interests of our business. If our licensors fail to file, prosecute, maintain, enforce and defend such patents and patent applications, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, our right to develop and commercialize any of our technology and any product candidates we may develop that are the subject of such licensed rights could be adversely affected and we may not be able to prevent competitors or other third parties from making, using and selling competing products.

Furthermore, our owned and in-licensed patent rights may be subject to a reservation of rights by one or more third parties. When new technologies are developed with government funding, in order to secure ownership of patent rights related to the technologies, the recipient of such funding is required to comply with certain government regulations, including timely disclosing the inventions claimed in such patent rights to the U.S. or foreign government and timely electing title to such inventions. A failure to meet these obligations may lead to a loss of rights or the unenforceability of relevant patents or patent applications.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting, maintaining, enforcing and defending patents and other intellectual property rights on our technology and our product candidates in all jurisdictions throughout the world would be prohibitively expensive, and accordingly, our intellectual property rights in some jurisdictions outside the United States could be less extensive than those in the United States. In some cases, we or our licensors may not be able to obtain patent or other intellectual property protection for certain technology and product candidates outside the United States. In addition, the laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we and our licensors may not be able to obtain issued patents or other intellectual property rights covering our product candidates and our technology in all jurisdictions outside the United States and, as a result, may not be able to prevent third parties from practicing our and our licensors’ inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Third parties may use our technologies in jurisdictions where we and our licensors have not pursued and obtained patent or other intellectual property protection to develop their own products and, further, may export otherwise infringing, misappropriating or violating products to territories where we have patent or other intellectual property protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates and our technology and our or our licensors’ patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Additionally, many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain jurisdictions, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement, misappropriation or other violation of our patent and other intellectual property rights or marketing of competing products in violation of our intellectual property rights generally. For example, an April 2019 report from the Office of the United States Trade Representative identified a number of countries, including China, Russia, Argentina, Chile and India, where challenges to the procurement and enforcement of patent rights have been reported. Proceedings to enforce our or our licensors’ patent and other intellectual property rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patent and other intellectual property rights at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We or our licensors may not prevail in any lawsuits that we or our licensors initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Many jurisdictions have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many jurisdictions limit the enforceability of patents against government agencies or government contractors. In these jurisdictions, the patent owner may have limited remedies, which could materially diminish the value of such patents. If we or any of our licensors is forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

We may be involved in lawsuits to protect or enforce our patents or other intellectual property or the intellectual property of our licensors, which could be expensive, time-consuming, and unsuccessful.

Competitors may infringe our patents or other intellectual property or the intellectual property of our licensors. To cease such infringement or unauthorized use, we may be required to file patent infringement claims, which can be expensive and time-consuming and divert the time and attention of our management and scientific personnel. Our pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. In addition, in an infringement proceeding or a declaratory judgment action, a court may decide that one or more of our patents is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceeding could put one or more of our patents at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our patent applications at risk of not issuing. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business.

Even if we establish infringement, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

Changes in patent law in the United States or worldwide could diminish the value of patents in general, thereby impairing our ability to protect our product candidates and our technology.

Changes in either the patent laws or interpretation of patent laws in the United States and worldwide, including patent reform legislation such as the Leahy-Smith America Invents Act, or the Leahy-Smith Act, could increase the uncertainties and costs surrounding the prosecution of any owned or in-licensed patent applications and the maintenance, enforcement or defense of any current in-licensed issued patents and issued patents we may own or in-license in the future. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These changes include provisions that affect the way patent applications are prosecuted, redefine prior art, provide more efficient and cost-effective avenues for competitors to challenge the validity of patents, and enable third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent at USPTO-administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith Act, the United States transitioned to a first-to-file system in which, assuming that the other statutory requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. As such, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our in-licensed issued patents and issued patents we may own or in-license in the future, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications.

The America Invents Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim unpatentable even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to review patentability of our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our owned or in-licensed patent applications and the enforcement or defense of our owned or in-licensed issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

In addition, the patent positions of companies in the development and commercialization of pharmaceuticals are particularly uncertain. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. As one example, in the case Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that certain claims to DNA molecules are not patentable simply because they have been isolated from surrounding material. Moreover, in 2012, the USPTO issued a guidance memo to patent examiners indicating that process claims directed to a law of nature, a natural phenomenon or a naturally occurring relation or correlation that do not include additional elements or steps that integrate the natural principle into the claimed invention such that the natural principle is practically applied and the claim amounts to significantly more than the natural principle itself should be rejected as directed to patent-ineligible subject matter. Accordingly, in view of the guidance memo, there can be no assurance that claims in our patent rights covering our product candidates or our technology will be held by the USPTO or equivalent foreign patent offices or by courts in the United States or in foreign jurisdictions to cover patentable subject matter. This combination of events has created uncertainty with respect to the validity and enforceability of patents once obtained. Depending on future actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our patent rights and our ability to protect, defend and enforce our patent rights in the future.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or patent applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our owned or licensed patent rights. We rely on our outside counsel and other professionals or our licensing partners to pay these fees due to the USPTO and non-U.S. government patent agencies. The USPTO and various non-U.S. government patent agencies also require compliance with several procedural, documentary and other similar provisions during the patent application process. We rely on our outside counsel and other professionals to help us comply and we are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment, loss of priority or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market and this circumstance could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

We may not be successful in obtaining necessary rights to our product candidates through acquisitions and in-licenses.

We currently have rights to certain intellectual property through the OUI/MRC License. Because our programs may require the use of additional intellectual property rights held by third parties, the growth of our business likely will depend, in part, on our ability to acquire, in-license or use these intellectual property rights. In addition, with respect to any patent or other intellectual property rights that we co-own with third parties, we may require exclusive licenses to such co-owners’ interest in such patent or other intellectual property rights. However, we may be unable to secure such licenses or otherwise acquire or in-license any intellectual property rights related to compositions, methods of use, processes or other components from third parties that we identify as necessary for our product candidates and our technology on commercially reasonable terms, or at all. Even if we are able to in-license any such necessary intellectual property, it could be on non-exclusive terms, thereby giving our competitors and other third parties access to the same intellectual property licensed to us, and the applicable licensors could require us to make substantial licensing and royalty payments. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

We sometimes collaborate with non-profit and academic institutions to accelerate our preclinical research or development under written agreements with these institutions. Typically, these institutions provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to third parties, potentially blocking our ability to pursue our research program and develop and commercialize our product candidates.

If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have licensed, we may be required to expend significant time and resources to redesign our product candidates or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Issued patents covering our product candidates could be found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad.

Our owned and licensed patent rights may be subject to priority, validity, inventorship and enforceability disputes. If we or our licensors are unsuccessful in any of these proceedings, such patent rights may be narrowed, invalidated or held unenforceable, we may be required to obtain licenses from third parties, which may not be available on commercially reasonable terms or at all, or we may be required to cease the development, manufacture and commercialization of one or more of our product candidates. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

If we or one of our licensors initiate legal proceedings against a third party to enforce a patent covering our product candidates or our technology, the defendant could counterclaim that the patent covering the product candidate or technology is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, lack of written description or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld information material to patentability from the USPTO, or made a misleading statement, during prosecution. Third parties also may raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, interference proceedings, derivation proceedings, post grant review, inter partes review and equivalent proceedings such as opposition, invalidation and revocation proceedings in foreign jurisdictions. Such proceedings could result in the revocation or cancellation of or amendment to our patents in such a way that they no longer cover our product candidates or our technology or prevent third parties from competing with our product candidates or our technology. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which the patent examiner and we or our licensing partners were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we could lose at least part, and perhaps all, of the patent protection on one or more of our product candidates or technology. Such a loss of patent protection could have a material adverse effect on our business, financial condition, results of operations and prospects.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of our product candidate discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. However, trade secrets can be difficult to protect and some courts inside and outside the United States are less willing or unwilling to protect trade secrets. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors, contractors and other parties who have access to such technology and processes. However, we may not be able to prevent the unauthorized disclosure or use of our technical know-how or other trade secrets by the parties to these agreements. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. If any of the collaborators, scientific advisors, employees and consultants who are parties to these agreements breach or violate the terms of any of these agreements, we may not have adequate remedies for any such breach or violation. As a result, we could lose our trade secrets and third parties could use our trade secrets to compete with our product candidates and our technology. Additionally, we cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary technology and processes.

We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems; however, such systems and security measures may be breached, and we may not have adequate remedies for any breach.

In addition, our trade secrets may otherwise become known or be independently discovered by competitors or other third parties. Competitors or third parties could purchase our product candidates or our technology and attempt to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design around our intellectual property rights or develop their own competitive technologies that fall outside the scope of our intellectual property rights. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them, or those to whom they communicate such trade secrets, from using that technology or information to compete with us. If our trade secrets are not adequately protected so as to protect our market against competitors’ products, our business, financial condition, results of operations and prospects could be materially and adversely affected.

Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could harm our business.

Our commercial success depends upon our ability and the ability of our collaborators, if any, to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may become party to, or be threatened with, adversarial proceedings or litigation in which third parties may assert infringement, misappropriation or other violation claims against us, alleging that our product candidates, manufacturing methods, formulations or administration methods are covered by their patents. Given the vast number of patents and other intellectual property in our field of technology, we cannot be certain or guarantee that we do not infringe, misappropriate or otherwise violate patents or other intellectual property. Other companies and institutions have filed, and continue to file, patent applications that may be related to our technology and, more broadly, to gene therapy and related manufacturing methods. Some of these patent applications have already been allowed or issued and others may issue in the future.

Since this area is competitive and of strong interest to pharmaceutical and biotechnology companies, there will likely be additional patent applications filed and additional patents granted in the future, as well as additional research and development programs expected in the future. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that we may be subject to claims of infringement of the patent rights of third parties. If a patent holder believes the manufacture, use, sale or importation of our product candidates or our technology infringes its patent, the patent holder may sue us even if we have licensed other patent rights for our technology.

We are aware of certain patents in the United States and other jurisdictions owned by third parties that claim subject matter that relates to our product candidates and the EDO platform. Such third parties may assert these patents against us in litigation in the United States or other jurisdictions. The outcome of any such litigation is uncertain and, even if we prevail, the costs of such litigation could have a material adverse effect on our financial position, result in disclosure of our trade secrets, distract key personnel from the continued development of our business, and adversely affect our ability to enter or maintain commercial relationships with collaborators, clients or customers. If we are unsuccessful in such litigation, we could be prevented from commercializing products or could be required to take licenses from such third parties which may not be available on commercially reasonable terms, if at all.

It is also possible that we have failed to identify relevant third-party patents or applications. Because patent applications can take many years to issue, may be confidential for 18 months or more after filing and can be revised before issuance, there may be applications now pending which may later result in issued patents that may be infringed by the manufacture, use, sale or importation of our product candidates or our technology and we may not be aware of such patents. Furthermore, applications filed before November 29, 2000 and certain applications filed after that date that will not be filed outside the United States may remain confidential until a patent issues. Moreover, it is difficult for industry participants, including us, to identify all third-party patent rights that may be relevant to our product candidates and our technologies because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. We may fail to identify relevant patents or patent applications or may identify pending patent applications of potential interest but incorrectly predict the likelihood that such patent applications may issue with claims of relevance to our technology. In addition, we may incorrectly conclude that a third-party patent is invalid, unenforceable or not infringed by our activities. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our product candidates or the use of our product candidates.

Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could adversely affect our ability to commercialize our product candidates or technologies covered by the asserted third-party patents. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. If we are found to infringe a third party’s valid and enforceable intellectual property rights, we could be required to obtain a license from such third party to continue developing, manufacturing and marketing our product candidates and our technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing technology or product candidates. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us from manufacturing and commercializing our product candidates or force us to cease some of our business operations, which could harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business, financial condition, results of operations and prospects.

Intellectual property litigation or other proceedings could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Competitors may challenge the validity and enforceability of our patent rights or those of our licensing partners, infringe, misappropriate or otherwise violate our or our licensors’ patent and other intellectual property rights, or we may be required to defend against claims of infringement, misappropriation or other violation. Litigation and other proceedings in connection with any of the foregoing claims can be unpredictable, expensive and time consuming. Even if resolved in our favor, litigation or other proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our scientific, technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities.

We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors or other third parties may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could adversely affect our ability to compete in the marketplace and could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may be subject to claims asserting that our employees, consultants or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.

Many of our employees, consultants or advisors are currently, or were previously, employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these individuals or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or be required to obtain licenses to such intellectual property rights, which may not be available on commercially reasonable terms or at all. An inability to incorporate such intellectual property rights would harm our business and may prevent us from successfully commercializing our product candidates. In addition, we may lose personnel as a result of such claims and any such litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent contractors. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our product candidates and our technology, which would have a material adverse effect on our business, results of operations, financial condition and prospects. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to our scientific and management personnel.

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. Moreover, even when we obtain agreements assigning intellectual property to us, the assignment of intellectual property rights may not be self-executing or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Furthermore, individuals executing agreements with us may have pre-existing or competing obligations to a third party, such as an academic institution, and thus an agreement with us may be ineffective in perfecting ownership of inventions developed by that individual. Disputes about the ownership of intellectual property that we own may have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition, we or our licensors may in the future be subject to claims by former employees, consultants or other third parties asserting an ownership right in our owned or licensed patent rights. An adverse determination in any such submission or proceeding may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar technology and therapeutics, without payment to us, or could limit the duration of the patent protection covering our technology and our product candidates. Such challenges may also result in our inability to develop, manufacture or commercialize our technology and product candidates without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our owned or licensed patent rights are threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future technology and product candidates. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

If we do not obtain patent term extension for our product candidates, our business may be harmed.

Under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments to the Federal Food, Drug, and Cosmetic Act, or the FDCA, a company may file an abbreviated new drug application, or ANDA, seeking approval of a generic version of an approved innovator product. Depending upon the timing, duration and specifics of any FDA marketing approval of our product candidates and our technology, one or more of our U.S. patents that we license or may own in the future may be eligible for limited patent term extension under Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved product, a method for using it or a method for manufacturing it may be extended. The application for the extension must be submitted prior to the expiration of the patent for which extension is sought. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. In addition, to the extent we wish to pursue patent term extension based on a patent that we in-license from a third party, we would need the cooperation of that third party. If we are unable to obtain patent term extension or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may be subject to claims challenging the inventorship or ownership of our patent and other intellectual property rights.

We or our licensors may be subject to claims that former employees, collaborators or other third parties have an interest in our owned or in-licensed patent rights, trade secrets or other intellectual property as an inventor or co-inventor. For example, we or our licensors may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our product candidates or technology. Litigation may be necessary to defend against these and other claims challenging inventorship or our or our licensors’ ownership of our owned or in-licensed patent rights, trade secrets or other intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of or right to use intellectual property that is important to our product candidates or our technology. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our current and future trademark applications in the United States and other foreign jurisdictions may not be allowed or may be subsequently opposed. Once filed and registered, our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. As a means to enforce our trademark rights and prevent infringement, we may be required to file trademark claims against third parties or initiate trademark opposition proceedings. This can be expensive and time-consuming, particularly for a company of our size. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations or prospects.

Intellectual property rights do not necessarily address all potential threats.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•
others may be able to make products that are similar to our product candidates but that are not covered by the intellectual property, including the claims of the patents, that we own or license currently or in the future;
•
we, or our license partners or current or future collaborators, might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or license currently or in the future; ri
•
we, or our license partners or current or future collaborators, might not have been the first to file patent applications covering certain of our or their inventions;
•
others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing, misappropriating or otherwise violating our owned or licensed intellectual property rights;
•
it is possible that our or our licensors’ current or future pending patent applications will not lead to issued patents;
•
issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by third parties;
•
third parties might conduct research and development activities in jurisdictions where we do not have patent or other intellectual property rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•
we may not develop additional proprietary technologies that are patentable;
•
the patents or other intellectual property rights of others may have an adverse effect on our business; and
•
we may choose not to file a patent for certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

Should any of these events occur, they could significantly harm our business, financial condition, results of operations and prospects.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor or other third party will discover our trade secrets or that our trade secrets will be misappropriated or disclosed.

Because we currently rely on certain third parties to manufacture all or part of our product candidates and to perform quality testing, and because we may need to collaborate with various third parties for the advancement of our product candidates and technology, we may be required to, at times, share our proprietary technology and confidential information, including trade secrets, with them. We seek to protect our proprietary technology, in part, by entering into confidentiality agreements and, if applicable, material transfer agreements, collaboration agreements, services agreements, consulting agreements and other similar agreements prior to beginning research or disclosing any proprietary information to such third parties. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors or other third parties, are inadvertently incorporated into the technology of others or are disclosed or used in violation of these agreements. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. We may need to share our proprietary information, including trade secrets, with future business partners, collaborators, contractors and others located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or foreign actors, and those affiliated with or controlled by state actors. Further, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third-party, we would have no right to prevent them from using that technology or information to compete with us. Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of these agreements, independent development or publication of information including our trade secrets by third parties. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s or other third party’s discovery of our proprietary technology and confidential information or other unauthorized use or disclosure would impair our competitive position and may harm our business, financial condition, results of operations and prospects.

Risks Related to Employee Matters, Managing Growth and Other Operational Matters

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the research and development, clinical, financial, operational and other business expertise of our executive officers, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment offer letters with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. Recruiting and retaining qualified scientific, clinical, manufacturing, accounting, legal and sales and marketing personnel will also be critical to our success.

The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. Our success as a public company also depends on implementing and maintaining internal controls and the accuracy and timeliness of our financial reporting. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

We expect to expand our headcount to support our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of March 31, 2022, we had 31 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs and, if any product candidate receives marketing approval, sales, marketing, distribution and coverage and reimbursement capabilities. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

As a growing biotechnology company, we are actively pursuing new platforms and product candidates in many therapeutic areas and across a wide range of diseases. Successfully developing product candidates for, and fully understanding the regulatory and manufacturing pathways to, all of these therapeutic areas and disease states requires a significant depth of talent, resources and corporate processes in order to allow simultaneous execution across multiple areas. Due to our limited resources, we may not be able to effectively manage this simultaneous execution and the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, legal or regulatory compliance failures, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to compete effectively and commercialize our product candidates, if approved, will depend in part on our ability to effectively manage the future development and expansion of our company.

Our international operations subject us to various risks, and our failure to manage these risks could adversely affect our results of operations.

We face significant operational risks as a result of doing business internationally, such as:

•
fluctuations in foreign currency exchange rates;
•
differing payor reimbursement regimes, governmental payors or patient self-pay systems and price controls

•
potentially adverse and/or unexpected tax consequences, including penalties due to the challenge by tax authorities on our tax position;
•
potential changes to the accounting standards, which may influence our financial situation and results;
•
compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•
becoming subject to the different, complex and changing laws, regulations and court systems of multiple jurisdictions and compliance with a wide variety of foreign laws, treaties;
•
reduced protection of, or significant difficulties in enforcing, intellectual property rights in certain countries;
•
difficulties in attracting and retaining qualified personnel;
•
restrictions imposed by local labor practices and laws on our business and operations, including unilateral cancellation or modification of contracts;
•
rapid changes in global government, economic and political policies and conditions, political or civil unrest or instability, terrorism or epidemics and other similar outbreaks or events, and potential failure in confidence of our suppliers or customers due to such changes or events; and
•
tariffs, trade protection measures, import or export licensing requirements, trade embargoes and other trade barriers.

Future acquisitions or strategic alliances could disrupt our business and harm our financial condition and results of operations.

We may acquire additional businesses, technologies or assets, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new products or product candidates resulting from a strategic alliance or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. We cannot assure you that, following any such acquisition, we will achieve the expected synergies to justify the transaction. The risks we face in connection with acquisitions, include:

•
diversion of management time and focus from operating our business to addressing acquisition integration challenges;
•
coordination of research and development efforts;
•
retention of key employees from the acquired company;
•
changes in relationships with collaborators as a result of product acquisitions or strategic positioning resulting from the acquisition;
•
cultural challenges associated with integrating employees from the acquired company into our organization;
•
the need to implement or improve controls, procedures and policies at a business that prior to the acquisition may have lacked sufficiently effective controls, procedures and policies;
•
liability for activities of the acquired company before the acquisition, including intellectual property infringement claims, violation of laws, commercial disputes, tax liabilities and other known liabilities;
•
unanticipated write-offs or charges; and
•
litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders or other third parties.

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions or strategic alliances could cause us to fail to realize the anticipated benefits of these transactions, cause us to incur unanticipated liabilities and harm the business generally. There is also a risk that future acquisitions will result in the incurrence of debt, contingent liabilities, amortization expenses or incremental operating expenses, any of which could harm our financial condition or results of operations.

Our internal information technology systems, or those of our vendors, collaborators or other contractors or consultants, may fail or suffer security breaches, loss or leakage of data and other disruptions or compromise, which could result in a material disruption of our product development programs, compromise sensitive information related to our business or prevent us from accessing critical information, or trigger contractual and legal obligations, potentially exposing us to liability, reputational harm or otherwise adversely affecting our business and financial results.

We are increasingly dependent upon information technology systems and infrastructure to operate our business. In the ordinary course of business, we collect, store and transmit confidential information (including but not limited to intellectual property, proprietary business information and personal information). It is critical that we, our vendors, collaborators and other contractors or consultants, do so in a secure manner to maintain the availability, security, confidentiality, privacy and integrity of such confidential information.

Despite the implementation of security measures, given the size and complexity of our internal information technology systems and those of our current and future vendors, collaborators and other contractors or consultants, and the increasing amounts of confidential information that we and our affiliated third parties maintain, such information technology systems are still vulnerable to damage or interruption from computer viruses, computer hackers, malicious code, employee error, theft or misuse, denial-of-service attacks, sophisticated nation-state and nation-state-supported actors, unauthorized access, natural disasters, terrorism, war, telecommunication and electrical failures or other compromise. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. As a result of the ongoing COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. As such, we may experience security breaches that may remain undetected for an extended period. We may be unable to anticipate all types of security threats, or implement preventive measures effective against all such security threats. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection and to remove or obfuscate forensic evidence.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary or confidential information or other disruptions. For example, the loss of clinical trial data from clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. If we were to experience a significant cybersecurity breach of our information systems or data, the costs associated with the investigation, remediation and potential notification of the breach to counterparties, data subjects, regulators or others could be material. In addition, our remediation efforts may not be successful. Moreover, if the information technology systems of our vendors, collaborators and other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss or the loss of or damage to intellectual property or other proprietary information.

To the extent that any disruption or security breach were to result in a loss of, or damage to, our or our vendors’, collaborators’ or other contractors’ or consultants’ data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, including litigation exposure and penalties and fines. Any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our customers or employees, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. We could become the subject of regulatory action or investigation, and our competitive position and reputation could be harmed and the further development and commercialization of our product candidates could be delayed. As a result of such an event, we may also be in breach of our contractual obligations. Any of the above could have a material adverse effect on our business, financial condition, results of operations or prospects.

The financial exposure from the events referenced above could either not be insured against or not be fully covered through any insurance that we maintain. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages as a result of the events referenced above.

Our operations or those of the third parties upon whom we depend might be affected by the occurrence of a natural disaster, pandemic or other catastrophic event.

We depend on our employees, consultants, CMOs and CROs, as well as regulatory agencies and other parties, for the continued operation of our business. While we maintain disaster recovery plans, they might not adequately protect us. Despite any precautions we take for natural disasters or other catastrophic events, these events, including terrorist attack, pandemics, hurricanes, fire, floods and ice and snowstorms, could result in significant disruptions to our research and development, preclinical studies, clinical trials, and, ultimately, commercialization of our products. Long-term disruptions in the infrastructure caused by events, such as natural disasters, the outbreak of war, the escalation of hostilities and acts of terrorism or other ‘‘acts of God,’’ particularly involving cities in which we have offices, manufacturing or clinical trial sites, could adversely affect our businesses. Although we carry business interruption insurance policies and typically have provisions in our contracts that protect us in certain events, our coverage might not respond or be adequate to compensate us for all losses that may occur. Any natural disaster or catastrophic event affecting us, our CMOs, CROs, regulatory agencies or other parties with which we are engaged could have a significant negative impact on our operations and financial performance.

The ongoing COVID-19 pandemic may affect our ability to initiate and complete preclinical studies and current or future clinical trials, disrupt regulatory activities, or have other adverse effects on our business and operations. In addition, this pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, which could negatively impact our operations and our ability to raise additional capital.

The ongoing COVID-19 pandemic and identification of new variants of the virus has broadly affected the global economy, resulted in significant travel and work restrictions in many regions and has put a significant strain on healthcare resources. The ultimate extent of the impact of the ongoing COVID-19 pandemic on our business, financial condition and results of operations is highly uncertain and will depend on continued developments, including any new variants, and actions taken by government authorities and businesses to contain or prevent the further spread of COVID-19. The continuation of the worldwide COVID-19 pandemic may affect our ability to initiate and complete preclinical studies and current or planned clinical trials, disrupt regulatory activities or have other adverse effects on our business, results of operations, financial condition and prospects. In addition, the ongoing COVID-19 pandemic has adversely impacted economies worldwide and may cause substantial disruption in the financial markets, both of which could adversely affect our business, operations and ability to raise funds to support our operations.

The future progression of the pandemic and its effects on our business and operations are uncertain. We and our CMOs and CROs have experienced a reduction in the capacity to undertake research-scale production and to execute some preclinical studies, and we may face disruptions that affect our ability to initiate and complete preclinical studies, and disruptions in procuring items that are essential for our research and development activities, such as raw materials used in the manufacture of any product candidates, laboratory supplies used in our preclinical studies, or animals that are used for preclinical testing for which there are shortages because of ongoing efforts to address the pandemic. Further, since the beginning of the COVID-19 pandemic, three vaccines received Emergency Use Authorizations and two of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. We and our CROs and CMOs may face disruptions related to our future IND- or CTA-enabling studies and clinical trials arising from delays in preclinical studies, manufacturing disruptions, and the ability to obtain necessary IRB, IBC or other necessary site approvals, as well as other delays at clinical trial sites.

The response to the ongoing COVID-19 pandemic may also redirect resources with respect to regulatory and intellectual property matters in a way that would adversely impact our ability to progress regulatory approvals and protect our intellectual property. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions. The pandemic has already caused significant disruptions in worldwide financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds through public offerings and may also impact the volatility of our stock price and trading in our stock. We cannot be certain what the overall impact of the ongoing COVID-19 pandemic will be on our business, although for the reasons described above it has the potential to adversely affect our financial condition, results of operations and prospects.

Risks Related to Ownership of Our Common Stock

Prior to the completion of our IPO, there was no public market for our common stock. The stock price of our common stock may be volatile or may decline regardless of our operating performance.

Prior to the completion of our IPO, there was no public market for shares of our common stock. You may not be able to sell your shares quickly or at the market price if trading in shares of our common stock is not active. An active or liquid market in our common stock may not develop or, if it does develop, it may not be sustainable, and the prices at which shares of our common stock trade in the market may fluctuate considerably and be quite volatile regardless of our operating performance and prospects. As a result of these and other factors, you may be unable to resell your shares of our common stock at or above the initial public offering price.

Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic collaborations or acquire companies or products by using our shares of common stock as consideration.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and/or licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Any debt financing or preferred equity financing, if available, may involve, agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making capital expenditures, declaring dividends or encumbering our assets to secure future indebtedness.

If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed or on terms acceptable to us, we may be required to delay, limit, reduce or eliminate some or all of our research and development programs, pipeline expansion or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

If securities or industry analysts do not continue to publish research or reports or publish inaccurate or unfavorable research or reports suabout our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. In the event one or more analysts downgrade our stock price or change their opinion of our stock price, our stock price would likely decline. In addition, if one or more analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for holders of our common stock.

The stock market in general, and the market for smaller biopharmaceutical companies in particular, have experienced extreme price volatility and volume fluctuations that have often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid for it. The market price for our common stock may be influenced by many factors, including:

•
timing and results of, or developments in, preclinical studies and clinical trials of our product candidates or those of our competitors or potential collaborators;
•
adverse regulatory decisions, including failure to receive marketing approvals for our product candidates;
•
our success in commercializing any product candidates that may be approved;
•
the success of competitive products or technologies;
•
regulatory or legal developments in the United States and other countries;

•
developments or disputes concerning patent applications, issued patents or other intellectual property or proprietary rights;
•
the recruitment or departure of key personnel;
•
the level of expenses related to our product candidates;
•
the results of our efforts to discover, develop, acquire or in-license products, product candidates, technologies or data referencing rights, the costs of commercializing any such products and the costs of development of any such product candidates or technologies;
•
actual or anticipated changes in estimates as to our financial results, development timelines or recommendations by securities analysts;
•
variations in our financial results or the financial results of companies that are perceived to be similar to us;
•
sales of our common stock by us, our executive officers, directors or principal stockholders or others;
•
changes in the structure of healthcare payment systems;
•
market conditions in the pharmaceutical and biotechnology sectors;
•
general economic, industry, political and market conditions, including conditions resulting from the effects of the ongoing COVID-19 pandemic; and
•
the other factors described in this “Risk factors” section.

Any of the factors listed above could materially adversely affect your investment in our common stock, and our common stock may trade at prices significantly below the price you paid for our stock, which could contribute to a loss of all or part of your investment. In such circumstances the trading price of our common stock may not recover and may experience a further decline.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our offerings or business practices. Such litigation may also cause us to incur other substantial costs to defend such claims and divert management’s attention and resources.

Unfavorable global economic conditions could adversely affect our business, financial condition, stock price and results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the 2008 global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn resulting from the ongoing COVID-19 pandemic could result in a variety of risks to our business, including weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. In addition, the current military conflict between Russia and Ukraine could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls or other actions that have been or may be initiated by nations, including the United States or the European Union, or actions taken by Russia (e.g., potential cyberattacks, disruption of energy flows, etc.) could adversely affect our business and/or our supply chain, our CROs, CMOs and other third parties with which we conduct business. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could impair our ability to achieve our growth strategy, could harm our financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that our current or future service providers, manufacturers or other collaborators may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. We cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Our executive officers, directors and principal shareholders, if they choose to act together, will continue to have the ability to significantly influence all matters submitted to stockholders for approval.

Based upon our common stock outstanding as of June 1, 2022, our executive officers, directors, greater than five percent shareholders and their affiliates beneficially own approximately 53.6% of our outstanding common stock. . As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, even though some of these persons or entities may have interests that are different than those of yours. For example, these stockholders, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of substantially all of our assets.

This concentration of ownership may:

•
delay, defer or prevent a merger, consolidation or sale of all or substantially all of our assets that may be desired by other stockholders;
•
delay, defer or prevent a change in control transaction involving us that other stockholders may desire; or
•
entrench our management and board of directors.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

A significant portion of our total outstanding shares is restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock, impair our ability to raise capital through the sale of additional equity securities, and make it more difficult for you to sell your common stock at a time and price that you deem appropriate. As of, June 1, 2022, we have 23,361,924 shares of common stock outstanding and 13,363,980 of those shares of common stock are restricted as a result of securities laws or lock-up agreements entered into in connection with our IPO but will become eligible to be sold at various times after the IPO.

Following the expiration of the lock-up agreements described above, an aggregate of 13,363,980 shares of common stock will become eligible for sale in the public market, subject to applicable securities laws. The representatives of the underwriters for the IPO, in their sole discretion, may release some or all of the securities subject to these lock-up agreements at any time, which would allow for earlier sales of shares in the public market. All other outstanding shares of our common stock may be freely sold in the public market at any time, subject to applicable securities laws.

Moreover, holders of an aggregate of 13,363,980 shares of our common stock will have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also intend to file a registration statement on Form S-8 to register all of the shares of common stock that we are able to issue under our equity compensation plans. Shares registered under these registration statements on Form S-8 can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates, vesting arrangements, exercise of options and the lock-up agreements.

We are an “emerging growth company” and a “smaller reporting company,” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an “emerging growth company,” or EGC, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We may remain an EGC until the end of the year that is the fifth anniversary of the closing of our IPO, although if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of any June 30 before that time or if we have annual gross revenues of $1.07 billion or more in any fiscal year, we would cease to be an EGC as of December 31 of the applicable year. We also would cease to be an EGC if we issue more than $1.0 billion of non-convertible debt over a three-year period. For so long as we remain an EGC, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not EGCs. These exemptions include:

•
not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;
•
not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•
reduced disclosure obligations regarding executive compensation; and
•
exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Even after we no longer qualify as an EGC, we may continue to qualify as a smaller reporting company, which would allow us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation. In addition, if we are a smaller reporting company with less than $100 million in annual revenue, we would not be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404. In reliance on these exemptions, we have taken advantage of reduced reporting obligations in this 10-Q.

We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, the JOBS Act permits an EGC to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected to take advantage of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that we either irrevocably elect to “opt out” of such extended transition period or no longer qualify as an EGC. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.

We will incur substantial costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an EGC or a smaller reporting company, we will incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote and will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs, particularly as we hire additional financial and accounting employees to meet public company internal control and financial reporting requirements and will make some activities more time-consuming and costly compared to when we were a private company. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified members of our board of directors.

We are evaluating these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Pursuant to Section 404, we will be required to furnish a report by our management on our internal control over financial reporting beginning with our second filing of our Annual Report on Form 10-K with the SEC. However, while we remain an EGC or a smaller reporting company with less than $100 million in annual revenue, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could harm our business and have a negative effect on the trading price of our stock.

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an EGC under the JOBS Act or a smaller reporting company with less than $100 million in annual revenue, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. We could be an EGC for up to five years. An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation, which could have a negative effect on the trading price of our stock.

Anti-takeover provisions in our corporate charter documents and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current directors and members of management.

Anti-takeover provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

•
establish a classified board of directors such that only one of three classes of directors is elected each year;
•
allow the authorized number of our directors to be changed only by resolution of our board of directors;
•
limit the manner in which stockholders can remove directors from our board of directors;
•
establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;
•
require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;
•
limit who may call stockholder meetings;
•
authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and
•
require the approval of the holders of at least 66.7% of the votes that all our stockholders would be entitled to cast to amend or repeal specified provisions of our certificate of incorporation or bylaws.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, or the DGCL, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

Our amended and restated bylaws designate the Court of Chancery of the State of Delaware and the federal district courts of the United States of America as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers and employees.

Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

•
any derivative action or proceeding brought on our behalf;
•
any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or stockholders to our company or our stockholders;
•
any action asserting a claim arising pursuant to any provision of the DGCL or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; or
•
any action asserting a claim arising pursuant to any provision of our certificate of incorporation or bylaws (in each case, as they may be amended from time to time) or governed by the internal affairs doctrine.

These choice of forum provisions will not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any claims arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated bylaws. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

These exclusive forum provisions may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees. If a court were to find the either exclusive forum provision contained in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving such action in other jurisdictions, all of which could materially adversely affect our business, financial condition and operating results.

We may not be able to continue to satisfy listing requirements of the Nasdaq Global Select Market or maintain a listing of our common stock on the Nasdaq Global Select Market.

Our common stock is listed on the Nasdaq Global Select Market. We must meet certain financial and liquidity criteria to maintain such listing. If we violate or fail to meet any of the Nasdaq Global Select Market‘s listing standards, our common stock may be delisted. In addition, our board of directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from the Nasdaq Global Select Market may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. The delisting of our common stock could significantly impair our ability to raise capital and the value of your investment.

General Risk Factors

Changes in tax laws or regulations or in their implementation or interpretation may adversely affect our business and financial condition.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business or financial condition. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. A number of other factors could materially adversely affect our business and financial condition including: tax policy initiatives and reforms under consideration (such as those related to the Organization for Economic Co-Operation and Development’s, or OECD, Base Erosion and Profit Shifting, or BEPS, Project, the European Commission’s state aid investigations and other initiatives), the practices of tax authorities in jurisdictions in which we operate; the resolution of issues arising from tax audits or examinations and any related interest or penalties. Such changes may include (but are not limited to) the taxation of operating income, investment income, dividends received or (in the specific context of withholding tax) dividends paid.

The U.S. government may enact significant new changes to the taxation of business entities including, among others, an increase in the corporate income tax rate. Furthermore, the rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

We are unable to predict what tax reform may be proposed or enacted in the future or what effect such changes would have on our business, but such changes, to the extent they are brought into tax legislation, regulations, policies or practices in jurisdictions in which we operate, could increase the estimated tax liability that we have expensed to date and paid or accrued on our balance sheets, and otherwise affect our financial position, future results of operations, cash flows in a particular period and overall or effective tax rates in the future in countries where we have operations, reduce post-tax returns to our shareholders and increase the complexity, burden and cost of tax compliance.

Tax authorities may disagree with our positions and conclusions regarding certain tax positions, or may apply existing rules in an unforeseen manner, resulting in unanticipated costs, taxes or non-realization of expected benefits.

A tax authority may disagree with tax positions that we take, which could result in increased tax liabilities. For example, Her Majesty’s Revenue & Customs, the IRS or another tax authority could challenge our allocation of income by tax jurisdiction and the amounts paid between our affiliated companies pursuant to our intercompany arrangements and transfer pricing policies, including amounts paid with respect to our intellectual property development. Similarly, a tax authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions.

A tax authority may take the position that material income tax liabilities, interest and penalties are payable by us, in which case we expect that we might contest such assessment. Contesting such an assessment may be lengthy and costly and if we were unsuccessful in disputing the assessment, the implications could increase our anticipated effective tax rate, where applicable.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be subject to limitations.

We have a history of cumulative losses and anticipate that we will continue to incur significant losses in the foreseeable future; thus, we do not know whether or when we will generate taxable income necessary to utilize our net operating losses, or NOLs, or research and development tax credit carryforwards. As of December 31, 2021, we had federal NOL carryforwards of $3.5 million, state NOL carryforwards of $1.8 million, and had generated UK NOLs of $11.9 million, which, in the case of UK NOLs, are subject to utilization criteria and restrictions (including those that limit the percentage of profits that can be reduced by carried forward losses and those that can restrict the use of carried forward losses where there is a change of ownership of more than half the ordinary shares of the company and a major change in the nature, conduct or scale of the trade), and which, subject to the above restrictions and potential future changes in law, and to any potential restructuring or changes in the nature of our operations, may be eligible for carry forward against future operating profits and/or other taxable profits or gains.

As a company that carries out extensive research and development activities, we seek to benefit from the U.K. research and development tax relief programs, being the Small and Medium-sized Enterprises R&D tax relief program, or SME Program, and, to the extent that our projects are grant funded or relate to work subcontracted to the company by third parties, the Research and

Development Expenditure Credit program, or RDEC Program. Under the SME Program, we may be able to surrender the trading losses that arise from our qualifying research and development activities for a cash rebate of approximately 33.4% of the surrenderable losses. The majority of our research and development activities are eligible for inclusion within these tax credit cash rebate claims. We may not be able to continue to claim payable research and development tax credits in the future if we cease to qualify as an SME, based on size criteria concerning employee headcount, turnover and gross assets or if we no longer conduct qualifying research and development activities through our wholly-owned subsidiary PepGen Limited. The U.K. Finance Act of 2021 introduced a cap on payable credit claims under the SME Program in excess of £20,000 with effect from April 2021 by reference to, broadly, three times the total PAYE and NICs liability of the company, subject to an exception which prevents the cap from applying. That exception requires the company to be creating, taking steps to create or managing intellectual property, as well as having qualifying research and development expenditure in respect of connected parties which does not exceed 15% of the total qualifying expenditure. If such exception does not apply, this could restrict the amount of credit that we are able to claim.

For U.S. federal income tax purposes, in general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and pre-change research and development tax credit carryforwards to offset post-change income or taxes. We have not conducted a study to assess whether any such ownership changes have occurred. We may experience such ownership changes in the future. As a result, if, and to the extent that, we earn net taxable income, our ability to use our NOL carryforwards and research and development tax credit carryforwards to offset such taxable income may be subject to limitations.

Additionally, the use of the UK NOL carryforwards could be restricted, under Part 14 of the Corporation Tax Act 2010, if a “change in ownership” of either PepGen Inc. or PepGen Limited were to occur and certain other conditions are met. A “change in ownership” is defined, broadly, as the acquisition by one or more persons of more than half of the ordinary share capital of a company. The use of the UK NOL carryforwards could be restricted if, within a certain period of a change in ownership, there is a major change in the conduct of PepGen Limited’s trade, PepGen Limited’s trading activities become small or negligible, or if certain other conditions are met.

Any restructuring or change in the nature of our operations of our company may give rise to tax liabilities and/or restrictions in the amount and/or availability of tax attributes.

We are undergoing, and may in the future undertake, changes in the nature or conduct of our operations. For example, pursuant to an asset transfer agreement effective as of January 1, 2022, we effected a novation of all intellectual property assets of our wholly-owned UK subsidiary PepGen Limited to PepGen Inc, which resulted in the recording of a tax liability of $4.4 million, including $0.7 million related to an uncertain tax position. Going forward, operational updates may include additional transferring of assets of our UK subsidiary to PepGen Inc. or migrating functions undertaken by and/or employees engaged by our UK subsidiary to PepGen Inc. Any such action could give rise to tax liabilities for us and/or to the erosion of our tax attributes (such as net operating losses).

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to certain reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.

As a public company, we may be at an increased risk of securities class action litigation.

Historically, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant stock price volatility in recent years. If we were to be sued, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

We may be exposed to significant foreign exchange risk.

We incur portions of our expenses, and may in the future derive revenues, in a variety of currencies. As a result, we are exposed to foreign currency exchange risk as our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates. Fluctuations in currency exchange rates have had, and will continue to have, an impact on our results as expressed in U.S. dollars. We currently do not engage in hedging transactions to protect against uncertainty in future exchange rates between particular foreign currencies and the euro. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our financial condition, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended March 31, 2022 that were not registered under the Securities Act.

Recent Sales of Unregistered Equity Securities

In November 24, 2020, we granted warrants to purchase up to 35,529 shares of our Series A-2 convertible preferred stock at a price per share equal to $11.42. On May 4, 2022, prior to the closing of our IPO, the warrants were exercised.

In connection with the closing of our IPO on May 10, 2022, all outstanding shares of our redeemable convertible preferred stock, including preferred stock warrants that were exercised on May 4, 2022, automatically converted into 12,359,856 shares of our common stock.

The issuance of our Series A-2 preferred stock upon exercise of the warrants and the issuance of our common stock upon conversion of the preferred stock were each exempt from the registration requirements of the Securities Act, pursuant to Section 3(a)(9) of the Securities Act, involving an exchange of securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. No underwriters were involved in this issuance of shares.

During the period between January 1, 2022 to March 31, 2022, we issued to certain of our employees, advisors and directors, options to purchase an aggregate of 176,961 shares of our common stock at an average exercise price of $11.23 per share. We deemed these issuances to be exempt from registration under the Securities Act in reliance on Rule 701 of the Securities Act as sales and offers under compensatory benefit or Section 4(a)(2) of the Securities Act as sales and offers not involving a public offering.

Use of Proceeds from IPO of Common Stock

On May 10, 2022, we closed our IPO in which we sold an aggregate of 9,000,000 shares at a public offering price of $12.00 per share for gross proceeds of $108.0 million. In connection with the IPO, we granted the underwriters a 30-day option to purchase 1,350,000 additional shares of common stock. On May 16, 2022, the underwriters exercised the option in part and we issued 1,238,951 shares of our common stock for gross proceeds of $14.9 million. From the IPO and option exercise by the underwriters, we received approximately $122.9 million in gross proceeds and $[•] in net proceeds, after deducting underwriting discounts and estimated offering expenses payable by us. None of the underwriting discounts and commissions or offering expenses were incurred or paid, directly or indirectly, to any of our directors or officers or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

The offer and sale of all of the shares of our common stock in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1, as amended (File No. 333- 264335), which was declared effective by the SEC on May 5, 2022. BofA Securities, Inc., SVB Securities LLC, Stifel, Nicolaus & Company, Incorporated and Wedbush Securities Inc. acted as underwriters for the IPO.

There has been no material change in our planned use of the net proceeds from the IPO as described in our Final Prospectus.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Amendments to Articles of Incorporation or Bylaws

As previously disclosed in our Registration Statement on Form S-1, as amended (File No. 333- 264335) (the “Registration Statement”), and in connection with the consummation of the IPO, we filed a third amended and restated certificate of incorporation (the “Restated Certificate”) with the Secretary of State of the State of Delaware on May 10, 2022. Our board of directors and stockholders previously approved the Restated Certificate to be filed in connection with, and to be effective upon, the consummation of the IPO. The Restated Certificate amends and restates our existing amended and restated certificate of incorporation in its entirety to, among other things: (i) authorize 500,000,000 shares of common stock; (ii) eliminate all references to the previously-existing series of preferred stock; and (iii) authorize 10,000,000 shares of undesignated preferred stock that may be issued from time to time by our board of directors in one or more series.

The foregoing description of the Restated Certificate is qualified by reference to the Restated Certificate, a copy of which is attached hereto as Exhibit 3.1 and is incorporated herein by reference.

In addition, as previously disclosed in our Registration Statement, and in connection with the consummation of the IPO, our amended and restated by-laws (the “Amended and Restated By-laws”), previously approved by our board of directors and stockholders to become effective immediately upon the consummation of the IPO, became effective on May 10, 2022. The Amended and Restated By-laws amend and restate our existing by-laws in their entirety to, among other things: (i) establish procedures for our stockholders to take formal actions at meetings of stockholders; (ii) establish procedures relating to the presentation of stockholder proposals at stockholder meetings; (iii) establish procedures relating to the nomination of directors; and (iv) conform to the amended provisions of the Restated Certificate.

The foregoing description of the Amended and Restated By-laws is qualified by reference to the Amended and Restated By-laws, a copy of which is attached hereto as Exhibit 3.2 and is incorporated herein by reference.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Third Amended and Restated Certificate of Incorporation of the Company
3.2	Amended and Restated By-laws of the Company.
4.1*

Amended and Restated Investors’ Rights Agreement, dated July 30, 2021, among the Company and certain of its stockholders (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-264335).

4.2*	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-264335).
10.1*	2020 Stock Plan, as amended, and forms of award agreements thereunder (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, as amended (File No 333-264335)).
10.2*

2022 Stock Option and Incentive Plan, and forms of award agreements thereunder (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-264335)).

10.3*	2022 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-264335)).
10.4*	Senior Executive Cash Incentive Bonus Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-264335)).
10.5*

Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-264335)).

10.6*

Employment Agreement, dated January 21, 2021, between James McArthur and the Company (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-264335)).

10.7*

Employment Agreement, dated September 29, 2021, between Noel Donnelly and the Company (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-264335)).

10.8*

Employment Agreement, dated September 17, 2021, between Jaya Goyal and the Company (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-264335)).

10.9*

Employment Agreement, dated November 1, 2018, between Caroline Godfrey and the Company (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-264335)).

10.10*

License of Technology, dated November 23, 2020, among Oxford University Innovation Limited, Medical Research Counsel as part of United Kingdom Research and Innovation and PepGen Limited (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-264335)).

10.11*

Lease, dated December 1, 2021, between B9 LS Harrison & Washington LLC and the Company (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-264335)).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	EX-Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002..
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Previously Filed

+ The certification furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEPGEN INC.

Date: June 16, 2022	By:	/s/ James McArthur
James McArthur
Chief Executive Officer

Date: June 16, 2022	By:	/s/ Noel Donnelly
Noel Donnelly
Chief Financial Officer