Form 10-Q
period 2022-06-30
PepGen Inc.
filed 2022-08-12
CIK 1835597

4

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, the registrant had 23,631,924 of common stock, $0.0001 par value per share, outstanding.

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
•
Our business is highly dependent on the clinical advancement of our programs and modalities and is especially dependent on the success of our lead product candidates, PGN-EDO51 and PGN-EDODM1. Delay or failure to advance programs or modalities, including PGN-EDO51 and PGN-EDODM1 could adversely impact our business.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or 10-Q, contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management and which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this 10-Q include, but are not limited to, statements about:

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

•	our ability to obtain funding for our operations necessary to complete further development and commercialization of our product candidates;

•	our ability to obtain and maintain regulatory approval of our product candidates;

•	our ability to commercialize our product candidates, if approved;

•	the pricing and reimbursement of our product candidates, if approved;

•	the implementation of our business model, and strategic plans for our business and product candidates;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and our technology platform;

•	estimates of our future expenses, revenues, capital requirements, and our needs for additional financing;

•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

•	our financial performance;

•	the rate and degree of market acceptance of our product candidates;

•	regulatory developments in the United States and foreign countries;

•	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;

•	our ability to produce our products or product candidates with advantages in turnaround times or manufacturing cost;

•	the success of competing therapies that are or may become available;

•	our ability to attract and retain key research and development or management personnel;

•	the impact of laws and regulations;

•	developments relating to our competitors and our industry;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PEPGEN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$218,817	$132,895
Other receivables	4,230	4,744
Prepaid expenses and other current assets	3,433	2,347
Total current assets	$226,480	$139,986
Property and equipment, net	2,843	636
Other assets	1,473	3,019
Total assets	$230,796	$143,641
Liabilities, convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$5,392	$3,240
Accrued expenses	15,185	7,081
Total current liabilities	20,577	10,321
Preferred stock warrant liability	—	226
Total liabilities	20,577	10,547
Commitments and contingencies (Note 7)
Convertible preferred stock	—	165,176
Stockholders’ equity (deficit)
Common stock	2	—
Additional paid-in capital	279,629	1,653
Accumulated other comprehensive (loss) income	(99)	17
Accumulated deficit	(69,313)	(33,752)
Total stockholders’ equity (deficit)	210,219	(32,082)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$230,796	$143,641

See accompanying notes to condensed consolidated financial statements.

PEPGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$14,240	$3,216	$24,947	$8,746
General and administrative	3,401	1,976	6,587	3,074
Total operating expenses	$17,641	$5,192	$31,534	$11,820
Operating loss	$(17,641)	$(5,192)	$(31,534)	$(11,820)
Other income (expense)
Interest income	250	—	259	—
Other income (expense), net	76	(197)	134	(205)
Total other income (expense), net	326	(197)	393	(205)
Net loss before income tax	$(17,315)	$(5,389)	$(31,141)	$(12,025)
Income tax expense	—	—	(4,420)	—
Net loss	$(17,315)	$(5,389)	$(35,561)	$(12,025)
Net loss per share, basic and diluted	$(1.23)	$(6.03)	$(4.70)	$(13.45)
Weighted-average common shares outstanding, basic and diluted	14,090,455	894,060	7,563,283	894,060

See accompanying notes to condensed consolidated financial statements.

PEPGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(17,315)	$(5,389)	$(35,561)	$(12,025)
Cumulative translation adjustment arising during the period	(42)	(3)	(116)	23
Comprehensive loss	$(17,357)	$(5,392)	$(35,677)	$(12,002)

See accompanying notes to condensed consolidated financial statements.

PEPGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	Series A-1 Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Series B Convertible Preferred Stock		Class A Common Stock		Additional Paid-in	Accumulated Other Comprehensive (Loss)	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance as of December 31, 2021	1,372,970	$8,454	3,939,069	$44,639	7,234,766	$112,083	963,588	$—	$1,653	$17	$(33,752)	$(32,082)
Stock-based compensation expense	—	—	—	—	—	—	—	—	815	—	—	815
Net loss	—	—	—	—	—	—	—	—	—	—	(18,246)	(18,246)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(74)	—	(74)
Balance as of March 31, 2022	1,372,970	8,454	3,939,069	44,639	7,234,766	112,083	963,588	—	2,468	(57)	(51,998)	(49,587)
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,228	—	—	1,228
Issuance of Series A-2 stock upon exercise of warrants	—	—	35,529	574	—	—	—	—	—	—	—	-
Conversion of convertible preferred stock upon initial public offering	(1,372,970)	(8,454)	(3,974,598)	(45,213)	(7,234,766)	(112,083)	12,359,856	1	165,751	—	—	165,752
Issuance of Common Stock upon initial public offering, net of underwriters' fees and issuance costs of $12,684	—	—	—	—	—	—	10,238,951	1	110,182	—	—	110,183
Net loss	—	—	—	—	—	—	—	—	—	—	(17,315)	(17,315)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(42)	-	(42)
Balance as of June 30, 2022	—	$—	—	$—	—	$—	23,562,395	$2	$279,629	$(99)	$(69,313)	$210,219

Balance as of December 31, 2020	$1,372,970	$8,454	$700,278	$7,680	$—	$—	$894,060	$—	$119	$(8)	$(6,471)	(6,360)
Stock-based compensation expense	—	—	—	—	—	—	—	—	188	—	—	188
Net loss	—	—	—	—	—	—	—	—	—	—	(6,636)	(6,636)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	26	—	26
Balance as of March 31, 2021	1,372,970	8,454	700,278	7,680	—	—	894,060	—	307	18	(13,107)	(12,782)
Stock-based compensation expense	—	—			—	—	—	—	—	—	—	—
Issuance of Series A-2 convertible preferred stock, net of issuance cost of $21	—	—	1,400,558	15,979	—	—	—	—	329	—	—	329
Net loss	—	—			—	—	—	—		—	(5,389)	(5,389)
Foreign currency translation adjustment	—	—			—	—	—	—		(3)	—	(3)
Balance as of June 30, 2021	1,372,970	$8,454	2,100,836	$23,659	—	$—	$894,060	$—	$636	$15	$(18,496)	$(17,845)

See accompanying notes to condensed consolidated financial statements.

PEPGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(35,561)	$(12,025)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	205	84
Stock-based compensation expense	2,043	517
Change in fair value of preferred stock warrant liability	(58)	193
Changes in operating assets and liabilities:
Other receivables	26	(366)
Prepaids and other current and non-current assets	(926)	(1,690)
Accounts payable	1,434	1,099
Accrued expenses and other non-current liabilities	7,926	3,223
Net cash used in operating activities	$(24,911)	$(8,965)
Cash flows from investing activities:
Purchases of property and equipment	(2,223)	(320)
Net cash used in investing activities	(2,223)	(320)
Cash flows from financing activities:
Issuance of common stock upon initial public offering, net of underwriters' fees	114,267	—
Payment of offering costs	(1,277)	(173)
Proceeds from the exercise of Series A-2 warrants	406	—
Proceeds from issuance of Series A-2 convertible preferred stock, net of issuance costs	—	15,988
Issuance costs of Series B convertible preferred stock	—	(2)
Net cash provided by financing activities	$113,396	$15,813
Effect of exchange rate changes on cash	(340)	20
Net increase in cash, cash equivalents and restricted cash	$85,922	$6,548
Cash, cash equivalents and restricted cash at beginning of period	134,368	9,778
Cash, cash equivalents and restricted cash at end of period	$220,290	$16,326
Components of cash, cash equivalents and restricted cash
Cash and cash equivalents	$218,817	$16,326
Restricted cash	1,473	—
Total cash, cash equivalents and restricted cash at end of period	$220,290	$16,326
Supplemental noncash investing and financing activities
Property and equipment included in accounts payable and accrued expenses	244	—
Deferred offering costs in accounts payable and accrued expenses	1,420	40
Series A-2 convertible preferred stock issuance costs included in accrued expenses	—	8
Series B convertible preferred stock issuance costs included in accrued expenses	—	27

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

Liquidity and Capital Resources

Since inception, the Company has not generated any revenue from product sales or other sources and has incurred significant operating losses and negative cash flows from operations. The Company’s primary uses of cash and cash equivalents to date have been to fund research and development activities, business planning, establishing and maintaining the Company’s intellectual property portfolio, hiring personnel, leasing premises and associated capital expenditures, raising capital, and providing general and administrative support for these operations. As of June 30, 2022, the Company had an accumulated deficit of $69.3 million. To date, the Company has funded operations primarily through private placements of convertible preferred stock and its IPO. As of June 30, 2022, the Company had cash and cash equivalents of $218.8 million.

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

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with generally accepted accounting principles in the United States of America (GAAP). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB). The condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of June 30, 2022, and results of operations for the interim periods ended June 30, 2022 and June 30, 2021.

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

Deferred Offering Costs

The Company capitalized incremental legal, professional accounting and other third-party fees that were directly associated with the IPO as other non-current assets until the IPO was consummated. After consummation of the IPO, these costs were recorded in stockholders’ equity as a reduction of additional paid-in-capital generated as a result of the offering. The IPO was completed in May 2022 and deferred offering costs totaling $4.1 million were recorded within stockholders’ equity as a reduction of additional paid-in-capital generated from the initial public offering.

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

Restricted Cash

The Company classifies all cash whose use is limited by contractual provisions as restricted cash. Restricted cash arises from the requirement for the Company to maintain cash of $1.5 million as collateral under a lease agreement. As of June 30, 2022 and December 31, 2021, the Company had $1.5 million of restricted cash classified in other assets on the condensed consolidated balance sheets.

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

3. Fair Value Measurements

The following tables (in thousands) present information about the Company’s financial assets that have been measured at fair value as of June 30, 2022 and December 31, 2021, and indicate the fair value of the hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	As of June 30, 2022
	Total	Level 1	Level 2	Level 3
US Treasury-backed money market funds	$216,641	$216,641	$—	$—
Total	$216,641	$216,641	$—	$—

	As of December 31, 2021
	Total	Level 1	Level 2	Level 3
US Treasury-backed money market funds	$30,719	$30,719	$—	$—
Total	$30,719	$30,719	$—	$—

Money market funds are highly liquid investments that are valued based on quoted market prices in active markets, which represent a Level 1 measurement within the fair value hierarchy.

Preferred stock warrant liability

In connection with the November 24, 2020 Stock Purchase Agreement (Note 8), the Company granted warrants to purchase up to 35,529 shares of Series A-2 convertible preferred stock at a price per share equal to $11.42 and with a term ending upon the earlier of an underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, the consummation of a Deemed Liquidation Event, as such term is defined in the Company’s Restated Certificate of Incorporation or 10 years. As the warrants are for preferred stock, which do not qualify for equity classification, the warrants were recorded as a liability and are required to be remeasured to fair value at each reporting date. The warrants were exercised on May 4, 2022, just prior to the completion of the IPO, for proceeds of $0.4 million. Immediately prior to the consummation of the IPO, the warrants were converted into 34,901 shares of the Company's common stock.

As there are a number of inputs that are not observable in the market, the warrant valuation represented a Level 3 measurement within the fair value hierarchy. The Company’s valuation of the preferred stock warrant utilized the Black-Scholes option-pricing model, which incorporates assumptions and estimates to value the preferred stock warrant.

The quantitative elements associated with the Company’s Level 3 inputs impacting the fair value measurement of the preferred stock warrant liability included the fair value per share of the underlying Series A-2 convertible preferred stock, the remaining contractual term of the warrant, risk-free interest rate, expected dividend yield and expected volatility of the price of the underlying preferred stock. The most significant assumption in the Black-Scholes option-pricing model impacting the fair value of the preferred stock warrant was the fair value of the Company’s Series A-2 convertible preferred stock as of each remeasurement date. The Company determined the fair value per share of the underlying preferred stock by taking into consideration its most recent sales of its convertible preferred stock. The Company historically had been a private company and lacked company-specific historical and implied volatility information of its stock. Therefore, it estimated its expected stock volatility based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the warrant. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrant. The Company had estimated a 0% dividend yield based on the expected dividend yield and the fact that the Company has never paid or declared dividends.

The Company recognized changes in the fair value of the warrant liability as a component of other income (expense) in its condensed consolidated statements of operations and comprehensive loss.

A reconciliation of the Level 3 warrant liability is as follows (in thousands):

Series A-2 Preferred Stock Warrant Liability
Balance as of December 31, 2020	$30
Change in fair value	196
Balance as of December 31, 2021	226
Change in fair value	(58)
Balance as of March 31, 2022	168
Exercise of preferred stock warrants	(168)
Balance as of June 30, 2022	$—

4. Property and Equipment, Net

The cost and accumulated depreciation of property and equipment were as follows (in thousands):

	June 30, 2022	December 31, 2021
Lab equipment	$2,795	$975
Computer and office equipment	$47	$91
Construction in process	416	—
Total property and equipment	3,258	1,066
Less: accumulated depreciation	(415)	(430)
Total property and equipment, net	$2,843	$636

Depreciation expense was $0.1 million and $0.1 million for the three months ended June 30, 2022 and June 30, 2021, respectively. Depreciation expense was $0.2 million and $0.1 million for the six months ended June 30, 2022 and June 30, 2021, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Research and development expenses	$8,495	$5,343
Employee-related expenses	1,070	1,205
Taxes payable	4,001	—
Other	1,619	533
Total accrued expenses	$15,185	$7,081

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

As consideration for the license, the Company made an initial upfront payment in 2018 of $0.1 million upon transfer of the license technology and data and in 2020 upon amending and restating the License Agreement made two additional payments each of $19,000 for a Restatement Completion Fee and License Data Fee. The Company determined that the upfront payment and subsequent Restatement Completion Fee and License Data Fee as part of the license agreement would be expensed upon execution of the original contract and subsequent amendment as the license was acquired for research and development purposes which does not have alternative future uses, and the underlying technology has not reached technological feasibility.

The Company could be required to make milestone payments to the Licensors upon completion of certain patent and commercial milestones related to the patents and commercialization of certain of the Company’s product candidates. The aggregate potential milestone payments are $0.1 million. The Company also agreed to pay the Licensors low single digit royalties on net sales of any licensed products that are commercialized by the Company or sublicensees in excess of a threshold amount between £20 million and £30 million ($24.6 million and $36.9 million as of June 30, 2022), subject to certain adjustments. The term of the License

Agreement continues until the later of (i) the date on which all the patents and patent applications covered thereunder have been abandoned or allowed to lapse or expired or been rejected or revoked or (ii) 20 years from the date of the original agreement.

Upon completion of the Company’s IPO in May 2022, the Company became obligated to pay OUI an exit fee between 0.5% to 2% of the value determined in an acquisition or IPO, not to exceed £5 million ($6.2 million as of the IPO date) (See Note 6). The exit fee due to OUI, based on the IPO raise, was $1.4 million, which was paid during the second quarter of 2022 and charged to research and development expense.

Additionally, the Company pays office space rent to OUI. For the three and six months ended June 30, 2022 total rent expense and other costs paid to OUI and affiliates was $0.1 million and $0.2 million, in each case.

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

Expenses incurred by the Company under the Services Agreement with Carnot for the six months ended June 30, 2022 and June 30, 2021, totaled $0.1 million and $0.4 million, respectively. As of June 30, 2022 and December 31, 2021, included in accounts payable was approximately $0 and $2,600 that was due to Carnot by the Company for services rendered under the Services Agreement, respectively.

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

Leases

In December 2021, the Company entered into a lease for lab and office space in Massachusetts of approximately 31,668 square feet. The lease term is for 110 months with one optional renewal period of five years. The initial monthly lease payment is $0.2 million which increases on an annual basis at three percent. The lease is expected to commence for accounting purposes when the landlord tenders possession of the premises to the Company, which is expected to occur in the fourth quarter of 2022 or early 2023.

Other

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, the Company agrees to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third-party with respect to the Company’s products. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of June 30, 2022. The Company does not anticipate recognizing any significant losses relating to these arrangements. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements may be unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

8. Convertible Preferred Stock and Stockholders’ Equity

Reverse Stock Split

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

Common stock

Under the Third Amended and Restated Certificate of Incorporation, dated May 10, 2022, the Company has the authority to issue a total of 500,000,000 shares of common stock (par value of $0.0001 per share) and 10,000,000 shares of undesignated preferred stock (par value of $0.0001 per share).

In connection with the IPO, the Company re-designated all shares of Class A common stock as shares of common stock. Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No cash dividends have been declared by the board of directors during the six months ended June 30, 2022 and June 30, 2021.

The Company has reserved the following shares of common stock for issuance, on an as-converted basis, as follows:

	June 30, 2022	December 31, 2021
Convertible preferred stock	—	12,546,805
Stock options issued and outstanding	3,205,378	1,898,084
Preferred stock warrants issued and outstanding	—	35,529
Vesting conditions placed on previously issued common shares	69,529	69,529
Authorized for future stock awards or option grants	1,114,975	456,416
Authorized for future issuance under employee stock purchase plan	226,000	—
Total	4,615,882	15,006,363

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

In connection with the vesting restrictions placed on these previously vested shares, the Company was required to determine the measurement date fair value of the shares, which was $2.37 per share or $0.3 million in aggregate. The measurement date fair value of the restricted stock will be recognized as stock-based compensation expense over the vesting period. As of June 30, 2022, and December 31 2021, 69,529 shares were subject to repurchase by the Company.

9. Stock-Based Compensation

As of June 30, 2022, the Company maintains three equity compensation plans, the PepGen Inc. 2020 Stock Plan, or 2020 Plan, the 2022 Stock Option and Incentive Plan, or 2022 Plan, and the 2022 Employee Stock Purchase Plan, or ESPP. The 2022 Plan replaced the 2020 Plan, and the Company will not make additional awards under the 2020 Plan. As of June 30, 2022, 1,114,975 shares remain available for issuance under the 2022 Plan and 226,000 shares remain available for issuance under the ESPP.

Stock Option Activity

Stock option activity under the 2020 Plan and 2022 Plan, is as follows:

	Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2021	1,898,084	$7.46
Granted	1,321,986	$11.90
Exercised	—	$—
Canceled/Forfeited	(14,692)	$8.80
Outstanding as of June 30, 2022	3,205,378	$9.29

The weighted-average grant date fair value of options granted during the six months ended June 30, 2022 was $7.82 per share.

Stock-Based Compensation Expense

Stock based compensation expense recognized for stock option grants included in the accompanying condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$372	$17	$628	$40
General and administrative	857	312	1,415	477
Total stock-based compensation expense	$1,229	$329	$2,043	$517

As of June 30, 2022, total unrecognized compensation cost related to unvested share options was approximately $16.8 million, which is expected to be recognized over a weighted-average period of approximately 3.5 years.

10. Income Taxes

The Company recorded income tax expense of nil for the three months ended June 30, 2022 and 2021, respectively. The Company recorded income tax expense of $4.4 million and nil for the six months ended June 30, 2022 and 2021, respectively. The income tax expense for the six months ended June 30, 2022 was due to the intellectual property (IP) transfer noted in the paragraph below.

On January 1, 2022 (the “Transfer Date”), the Company’s wholly owned subsidiary, PepGen Limited, transferred all IP assets to the parent company, PepGen Inc., in an arm’s length transaction at fair value pursuant to an asset transfer agreement. The fair value of the IP assets is a non-recurring fair value measurement. The Company engaged valuation specialists to calculate the IP value, and the IP value was measured using the historical cost method. The historical cost method estimated the fair value of the IP assets using the historical cost base of the IP assets and the expected market return as of the Transfer Date. The significant assumption inherent in estimating the fair value using the historical cost method was the expected market return. The Company utilized a 40% expected market return, which a third-party investor may expect as a return on their investment, and which is based on studies of venture capital investment returns. The Company calculated the fair value of the IP assets by computing the present value of the historical cost base using the 40% expected market return. The expected market rate assumption used in the estimation of the IP assets represents a level 3 inputs of the fair value hierarchy (see Note 3).

The Company recognizes the impact of an uncertain income tax position taken on its income tax returns at the amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will be recognized if it has less than a 50% likelihood of being sustained. The tax positions are analyzed at least quarterly, and adjustments are made as events occur that warrant adjustments for those positions. As of June 30, 2022, the Company has recognized a liability for the uncertain tax position relative to the IP transfer of $0.7 million.

The transfer of the intellectual property assets resulted in an estimated tax charge to Her Majesty’s Revenue & Customs, after considering net operating loss carryforwards, of $4.4 million, inclusive of the $0.7 million uncertain tax position. The liability is accounted for in accrued expenses on the condensed consolidated balance sheet, and was $4.0 million as of June 30, 2022 after currency translation.

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

We are currently in clinical-stage development, with our product candidate, PGN-EDO51, having entered the clinic in the second quarter of 2022. We are developing PGN-EDO51, to treat individuals with Duchenne muscular dystrophy, or DMD, whose mutations are amenable to an exon 51-skipping therapeutic approach. An exon is a segment of a gene that – together with other exons – contains the code that is translated into a protein. Exon skipping is a therapeutic modality that enables mutations in the gene to be bypassed, thereby repairing this code and enabling production of a truncated, yet functional version of the target protein. In non-human primate, or NHP, studies, PGN-EDO51 at a dose of 30 mg/kg achieved over 70% exon 51 skipping in skeletal muscle, including diaphragm. In addition, in head-to-head NHP studies, we observed that PGN-EDO51 had greater activity than R6G-PMO, which we believe to be structurally equivalent to Sarepta Therapeutics’, or Sarepta’s, SRP-5051, the most clinically advanced peptide-antisense oligonucleotide conjugate.

Following the review of our preclinical dataset by Health Canada and subsequent authorization of our Clinical Trial Application, or CTA, we have initiated a Phase 1 clinical trial of PGN-EDO51 in healthy normal volunteers, or HNV, and we anticipate receiving topline data from this trial by the end of 2022. We are also developing PGN-EDODM1 for the treatment of myotonic dystrophy type 1, or DM1, for which we anticipate submitting an Investigational New Drug, or IND, application in the first half of 2023, and PGN-EDO53 for the treatment of DMD patients whose mutations are amenable to an exon 53- skipping therapeutic approach, for which we anticipate reporting exon skipping data in NHPs in the second half of 2022. Alongside these product candidates, we have initiated research efforts on EDO therapeutics for further DMD exon skipping populations, including exon 45- and exon 44- skipping amenable patients, and for additional indications, including neuromuscular diseases and neurologic disorders. We anticipate nominating additional product candidates in the second half of 2022.

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

We have incurred operating losses in each year since our inception. Our net losses were $35.6 million and $12.0 million for the six months ended June 30, 2022 and June 30, 2021, respectively. As of June 30, 2022, we had cash and cash equivalents of $218.8 million. As of June 30, 2022, we had an accumulated deficit of $69.3 million. We expect our expenses and operating losses will continue to increase as we conduct our ongoing preclinical studies and current and planned clinical trials, continue our research and development activities, utilize third parties to manufacture our product candidates and related raw materials, hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with an exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs. In addition, we have several development, regulatory and commercial milestone payment obligations under our licensing arrangements. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies and current and planned clinical trials and our expenditures on other research and development activities.

Based upon our current operating plans, we believe that the estimated net proceeds of our IPO, together with our existing cash and cash equivalents, will be sufficient to fund our currently planned operations into the first half of 2025. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which will not be for at least the next several years, if ever. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

The following table summarizes our research and development expenses for the three- and six-months ended June 30, 2022 and June 30, 2021, respectively. The direct external development program expenses reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Our internal resources, personnel and infrastructure are not directly tied to any one research or drug discovery program and are typically deployed across multiple programs. As such, we do not track internal expenses on a specific program basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
External expenses:
PGN-EDO51	$4,234	$2,215	$9,644	$7,269
PGN-EDODM1	2,884	2	4,307	8
PGN-EDO53	1,309	—	2132	—
Other programs and unallocated expenses	875	108	1,021	353
Total external expense	9,302	2,325	17,104	7,630
Internal expenses:
Personnel-related (including stock-based compensation)	2,547	772	4,488	929
Other	2,391	119	3,355	187
Total research and development expenses	$14,240	$3,216	$24,947	$8,746

We plan to continue to increase our research and development expenses for the remainder of 2022 as we continue to conduct our ongoing research and development activities, advance our preclinical research programs toward clinical development, including conducting IND- and CTA-enabling studies, and conducting clinical trials. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving marketing approval for any of our product candidates.

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

We anticipate that our general and administrative expenses will increase for the remainder of 2022 and beyond in order to support our continued research and development activities. We also anticipate increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with our exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs associated with operating as a public company.

Other Income (Expense), Net

Interest income

Interest income consists primarily of interest earned on our cash deposits.

Other income (expense)

We classify our outstanding warrants to purchase shares of our Series A-2 convertible preferred stock as liabilities on our condensed consolidated balance sheets at their estimated fair value as the underlying convertible preferred stock is classified as temporary equity. At the end of each reporting period, changes in the estimated fair value during the period are recorded as a component of other income (expense), net. We recognized changes in the fair value of our warrant liability until the warrants were exercised on May 4, 2022 prior to the completion of our IPO.

Other components of other income (expense) relate to realized and unrealized gains and losses on currency revaluation.

Income Taxes

We have not recorded a U.S. provision for federal or state income taxes as we have no revenue and have incurred losses since inception. During the six months ended June 30, 2022, we recorded a $4.4 million tax charge associated with the transfer of our intellectual property assets from our wholly owned subsidiary, PepGen Limited, to the parent company, PepGen Inc (see Item 1. Financial Statements Note 10).

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and June 30, 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and June 30, 2021 (in thousands):

	Three Months Ended June 30,		Period-to-
	2022	2021	Period Change
Operating expenses:
Research and development	$14,240	$3,216	$11,024
General and administrative	3,401	1,976	1,425
Total operating expenses	$17,641	$5,192	$12,449
Operating loss	$(17,641)	$(5,192)	$(12,449)
Other income (expense), net
Interest income	250	—	250
Other income (expense), net	76	(197)	273
Total other income (expense), net	326	(197)	$523
Net loss before income tax	$(17,315)	$(5,389)	$(11,926)
Income tax expense	—	—	$—
Net loss	$(17,315)	$(5,389)	$(11,926)

Research and Development Expenses

Research and development expenses increased by $11.0 million from $3.2 million for the three months ended June 30, 2021, to $14.2 million for the three months ended June 30, 2022. This increase was attributable to increased research and development activities related to the advancement of our pipeline programs, including a $5.8 million increase in preclinical and manufacturing costs, a $1.2 million increase in clinical costs associated with our Phase 1 trial for PGN-EDO51, a $1.8 million increase in personnel-related costs due to increased headcount, including an increase of $0.5 million in stock-based compensation expense and a $1.4 million increase due to the OUI exit fee that was expensed upon completion of our IPO (see Item 1. Financial Statements Note 6).

General and Administrative Expenses

General and administrative expenses increased by $1.4 million from $2.0 million for the three months ended June 30, 2021, to $3.4 million for the three months ended June 30, 2022. The increase was primarily driven by an increase of $0.7 million in personnel-related costs due to increased headcount, a $0.4 million increase in facility-related costs, and a $0.3 million increase in legal, accounting, consulting, and insurance costs.

Other Income (Expense), Net

Other income (expense), net was income of $0.3 million for the three months ended June 30, 2022 compared to expense of $0.2 million for the three months ended June 30, 2021.

Income Tax Expense

Income tax expense was nil for the three months ended June 30, 2022 and June 30, 2021.

Comparison of the Six Months Ended June 30, 2022 and June 30, 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and June 30, 2021 (in thousands):

	Six Months Ended June 30,		Period-to-
	2022	2021	Period Change
Operating expenses:
Research and development	$24,947	$8,746	$16,201
General and administrative	6,587	3,074	3,513
Total operating expenses	$31,534	$11,820	$19,714
Operating loss	$(31,534)	$(11,820)	$(19,714)
Other income (expense), net
Interest income	259	—	259
Other income (expense), net	134	(205)	339
Total other income (expense), net	393	(205)	$598
Net loss before income tax	$(31,141)	$(12,025)	$(19,116)
Income tax expense	(4,420)	—	$(4,420)
Net loss	$(35,561)	$(12,025)	$(23,536)

Research and Development Expenses

Research and development expenses increased by $16.2 million from $8.7 million for the six months ended June 30, 2021, to $24.9 million for the six months ended June 30, 2022. This increase was attributable to increased research and development activities related to the advancement of our pipeline programs, including a $8.4 million increase in preclinical and manufacturing costs, a $1.2 million increase in clinical costs associated with our Phase 1 trial for PGN-EDO51, a $3.5 million increase in personnel-related costs due to increased headcount, including an increase of $0.6 million in stock-based compensation expense and a $1.4 million increase due to the OUI exit fee that was expensed upon completion of our IPO (see Item 1. Financial Statements Note 6).

General and Administrative Expenses

General and administrative expenses increased by $3.5 million from $3.1 million for the six months ended June 30, 2021, to $6.6 million for the three months ended June 30, 2022. The increase was primarily driven by a $1.6 million increase in personnel-related costs due to increased headcount, an increase of $1.2 million in legal, accounting, consulting, and insurance costs associated with public company costs, and a $0.6 million increase in facility-related costs due to our expansion of operations in Boston, Massachusetts.

Other Income (Expense), Net

Other income (expense), net was $0.4 million for the six months ended June 30, 2022 compared to expense of $0.2 million for the six months ended June 30, 2021.

Income Tax Expense

Income tax expense increased by $4.4 million from nil for the six months ended June 30, 2021, to $4.4 million for the six months ended June 30, 2022 due to the transfer of all intellectual property assets from PepGen Limited to the parent company, PepGen Inc., pursuant to an asset transfer agreement, effective January 1, 2022. The transfer of the intellectual property assets resulted in a tax liability to Her Majesty’s Revenue & Customs of $4.4 million.

Liquidity and Capital Resources

Sources of Liquidity

From our inception in January 2018 through June 30, 2022, we have received aggregate gross proceeds of $163.9 million from the sale of our common stock and convertible preferred stock. Additionally, we received gross proceeds from our initial public offering (IPO) of $108.0 million, and $14.9 million when the underwriters exercised their option to purchase 1,350,000 additional shares of common stock.

Future Funding Requirements

As of June 30, 2022 we had cash and cash equivalents in the amount of $218.8 million, which includes net proceeds of $110.2 million from our IPO. Based on our current operating plans, we believe that our existing cash and cash equivalents will be sufficient to fund our operations into the first half of 2025. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for the six months ended June 30, 2022 and June 30, 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(24,911)	$(8,965)
Investing activities	(2,223)	(320)
Financing activities	113,396	15,813
Effect of exchange rate changes on cash	(340)	20
Net increase in cash, cash equivalents and restricted cash	$85,922	$6,548

Operating Activities

For the six months ended June 30, 2022, net cash used in operating activities was $24.9 million resulting from our net loss of $35.6 million partially offset by cash provided by changes in our operating assets and liabilities of $8.5 million and non-cash charges of $2.2 million. The net changes in our operating assets and liabilities were primarily due to an increase in accrued expenses of $7.9 million. This increase was primarily due to a $4.4 million increase in taxes payable associated with a tax charge we took in the first quarter of 2022 related to our transfer of IP from the UK to the US. Non-cash charges included $2.0 million in share-based compensation expense and $0.2 million in depreciation expense.

For the six months ended June 30, 2021, net cash used in operating activities was $9.0 million resulting from our net loss of $12.0 million partially offset by cash provided by changes in our operating assets and liabilities of $2.4 million and non-cash charges of $0.7 million. The net changes in our operating assets and liabilities were primarily due to increases in accrued expenses and accounts payable of $4.3 million due to our ongoing preclinical and manufacturing efforts, partially offset by a net increase in other receivables, prepaid and other current assets, and other assets of $2.1 million. The non-cash charges primarily included $0.5 million of stock-based compensation expense and $0.2 million related to the increase in the fair value of our preferred stock warrant liability.

Investing Activities

Net cash used in investing activities was $2.2 million during the six months ended June 30, 2022 as compared to $0.3 million during the six months ended June 30, 2021. Cash used for investing activities was related to the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities was $113.4 million for the six months ended June 30, 2022, which was primarily the result of $113.0 million in net proceeds from the Company's IPO, after deducting the payment of $1.3 million in IPO-related costs made in 2022. As of June 30, 2022 the Company has $1.4 million in IPO-related costs accrued that are expected to be paid in the third quarter of 2022. In 2021, the Company made payments of $1.4 million in IPO-related costs. Total net proceeds from the IPO were $110.2 million. Additionally, the Company generated $0.4 million from the exercise of the A-2 preferred stock warrants.

Net cash provided by financing activities was $15.8 million for the six months ended June 30, 2021, which was generated from the sale of our series A-2 convertible preferred stock.

Critical Accounting Polices and Estimates

There have been no material changes to our critical accounting policies and estimates from those described in our financial statements and the related notes and other financial information included in our Final Prospectus.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of June 30, 2022, we had $218.8 million in cash and cash equivalents, consisting of cash in a readily available checking account and U.S. treasury-backed money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term maturities of our investments, we believe a hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would not have had a material impact on our financial results.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business in accordance with the Exchange Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be a party to litigation or subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. As of June 30, 2022, we were not a party to any material legal proceedings.

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

Since inception, we have incurred significant operating losses. Our net losses were $35.6 million and $12.0 million for the six months ended June 30, 2022 and June 30, 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $69.3 million. To date, we have financed our operations primarily with the proceeds raised from the sale of our convertible preferred stock. We have devoted substantially all of our financial resources and efforts to research and development activities, business planning, establishing and maintaining our intellectual property portfolio, acquiring and developing product and technology rights, hiring personnel, leasing premises and associated capital expenditures, raising capital, and providing general and administrative support for these operations. We are still in the early stages of development of our programs and have only advanced one product candidate into clinical development. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

As of June 30, 2022, we had cash and cash equivalents of $218.8 million. In July 2021, we raised aggregate gross proceeds of $21.0 million from the final milestone closing of our Series A-2 convertible preferred stock and, additionally, in July 2021, we raised aggregate gross proceeds of $112.5 million from the private placement of our Series B convertible preferred stock.

In addition, in May 2022, the Company raised aggregate gross proceeds of $122.9 million from its IPO.

We believe that our cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2025. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect and could be forced to seek additional funding sooner than planned.

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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs, including for example the Inflation Reduction Act of 2022 passed by the United States Senate in August 2022, providing for rebates in the event of drug price increases above a specified amount and granting the federal government the authority to negotiate with manufacturers to establish a maximum price with respect to certain drugs covered by Medicare . This Act is expected to be passed by the House of Representatives and signed into law and its effects on our company are difficult to project. As passed by the Senate, the Act includes an exemption from drug price negotiation for orphan drugs.

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

As of June 30, 2022, we had 36 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs and, if any product candidate receives marketing approval, sales, marketing, distribution and coverage and reimbursement capabilities. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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
•
differing payor reimbursement regimes, governmental payors or patient self-pay systems and price controls;

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

If securities or industry analysts do not continue to publish research or reports or publish inaccurate or unfavorable research or reports about our business, our stock price and trading volume could decline.

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

Based upon our common stock outstanding as of August 1, 2022, our executive officers, directors, greater than five percent shareholders and their affiliates beneficially own approximately 53.6% of our outstanding common stock. . As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, even though some of these persons or entities may have interests that are different than those of yours. For example, these stockholders, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock, impair our ability to raise capital through the sale of additional equity securities, and make it more difficult for you to sell your common stock at a time and price that you deem appropriate. As of, August 1, 2022, we have 23,361,924 shares of common stock outstanding and 13,363,980 of those shares of common stock are restricted as a result of securities laws or lock-up agreements entered into in connection with our IPO but will become eligible to be sold at various times after the IPO.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended June 30, 2022 that were not registered under the Securities Act.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Item 6. Exhibits.

Exhibit Number	Description
3.1*	Third Amended and Restated Certificate of Incorporation of the Company
3.2*	Amended and Restated By-laws of the Company.
4.1*	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-264335).
10.1*

2022 Stock Option and Incentive Plan, and forms of award agreements thereunder (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-264335)).

10.2*	2022 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-264335)).
10.3*	Senior Executive Cash Incentive Bonus Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-264335)).
10.4*

Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-264335)).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002..
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Previously Filed

+ The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEPGEN INC.

Date: August 12, 2022	By:	/s/ James McArthur
James McArthur
Chief Executive Officer

Date: August 12, 2022	By:	/s/ Noel Donnelly
Noel Donnelly
Chief Financial Officer