Form 10-Q
period 2022-09-30
PepGen Inc.
filed 2022-11-10
CIK 1835597

4

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 7, 2022, the registrant had 23,631,924 of common stock, $0.0001 par value per share, outstanding.

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
•
Preclinical and clinical development involves a lengthy and expensive process with an uncertain outcome, and the results of preclinical and clinical studies, including those of the Phase 1 study of PGN-EDO51, are not necessarily predictive of the results of later preclinical studies and any clinical trials of our product candidates. We have only entered clinical trials for one of our product candidates and our product candidates may not have favorable results in clinical trials, if any, or receive regulatory approval on a timely basis, if at all.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PEPGEN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$195,783	$132,895
Other receivables	3,881	4,744
Prepaid expenses and other current assets	4,584	2,347
Total current assets	$204,248	$139,986
Property and equipment, net	2,740	636
Other assets	1,473	3,019
Total assets	$208,461	$143,641
Liabilities, convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$4,622	$3,240
Accrued expenses	10,897	7,081
Total current liabilities	15,519	10,321
Preferred stock warrant liability	—	226
Total liabilities	15,519	10,547
Commitments and contingencies (Note 7)
Convertible preferred stock	—	165,176
Stockholders’ equity (deficit)
Common stock	2	—
Additional paid-in capital	280,990	1,653
Accumulated other comprehensive (loss) income	(130)	17
Accumulated deficit	(87,920)	(33,752)
Total stockholders’ equity (deficit)	192,942	(32,082)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$208,461	$143,641

See accompanying notes to condensed consolidated financial statements.

PEPGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$15,964	$5,712	$40,911	$14,458
General and administrative	3,590	2,366	10,177	5,440
Total operating expenses	$19,554	$8,078	$51,088	$19,898
Operating loss	$(19,554)	$(8,078)	$(51,088)	$(19,898)
Other income (expense)
Interest income	943	—	1,202	—
Other income (expense), net	4	(34)	138	(239)
Total other income (expense), net	947	(34)	1,340	(239)
Net loss before income tax	$(18,607)	$(8,112)	$(49,748)	$(20,137)
Income tax expense	—	—	(4,420)	—
Net loss	$(18,607)	$(8,112)	$(54,168)	$(20,137)
Net loss per share, basic and diluted	$(0.79)	$(9.07)	$(4.18)	$(22.52)
Weighted-average common shares outstanding, basic and diluted	23,562,395	894,060	12,954,925	894,060

See accompanying notes to condensed consolidated financial statements.

PEPGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(18,607)	$(8,112)	$(54,168)	$(20,137)
Cumulative translation adjustment arising during the period	(31)	3	(147)	26
Comprehensive loss	$(18,638)	$(8,109)	$(54,315)	$(20,111)

See accompanying notes to condensed consolidated financial statements.

PEPGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	Series A-1 Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Series B Convertible Preferred Stock		Class A Common Stock		Additional Paid-in	Accumulated Other Comprehensive (Loss)	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance as of December 31, 2021	1,372,970	$8,454	3,939,069	$44,639	7,234,766	$112,083	963,588	$—	$1,653	$17	$(33,752)	$(32,082)
Stock-based compensation expense	—	—	—	—	—	—	—	—	815	—	—	815
Net loss	—	—	—	—	—	—	—	—	—	—	(18,246)	(18,246)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(74)	—	(74)
Balance as of March 31, 2022	1,372,970	8,454	3,939,069	44,639	7,234,766	112,083	963,588	—	2,468	(57)	(51,998)	(49,587)
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,228	—	—	1,228
Issuance of Series A-2 stock upon exercise of warrants	—	—	35,529	574	—	—	—	—	—	—	—	-
Conversion of convertible preferred stock upon initial public offering	(1,372,970)	(8,454)	(3,974,598)	(45,213)	(7,234,766)	(112,083)	12,359,856	1	165,751	—	—	165,752
Issuance of Common Stock upon initial public offering, net of underwriters' fees and issuance costs of $12,684	—	—	—	—	—	—	10,238,951	1	110,182	—	—	110,183
Net loss	—	—	—	—	—	—	—	—	—	—	(17,315)	(17,315)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(42)	-	(42)
Balance as of June 30, 2022	—	—	—	—	—	—	23,562,395	2	279,629	(99)	(69,313)	210,219
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,361	—	—	1,361
Net loss	—	—	—	—	—	—	—	—	—	—	(18,607)	(18,607)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(31)	-	(31)
Balance as of September 30, 2022	—	$—	—	$—	—	$—	23,562,395	$2	$280,990	$(130)	$(87,920)	$192,942

Balance as of December 31, 2020	1,372,970	$8,454	700,278	$7,680	$—	$—	894,060	$—	$119	$(8)	$(6,471)	(6,360)
Stock-based compensation expense	—	—	—	—	—	—	—	—	188	—	—	188
Net loss	—	—	—	—	—	—	—	—	—	—	(6,636)	(6,636)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	26	—	26
Balance as of March 31, 2021	1,372,970	8,454	700,278	7,680	—	—	894,060	—	307	18	(13,107)	(12,782)
Stock-based compensation expense	—	—	—	—	—	—	—	—	329	—	—	329
Issuance of Series A-2 convertible preferred stock, net of issuance cost of $21	—	—	1,400,558	15,979	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(5,389)	(5,389)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(3)	-	(3)
Balance as of June 30, 2021	1,372,970	8,454	2,100,836	23,659	—	—	894,060	—	636	15	(18,496)	(17,845)
Stock-based compensation expense	—	—	—	—	—	—	—	—	348	—	—	348
Issuance of preferred stock	—	—	1,838,233	20,980	7,234,766	112,083	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(8,112)	(8,112)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	3	—	3
Balance as of September 30, 2021	1,372,970	$8,454	3,939,069	$44,639	7,234,766	$112,083	894,060	$—	$984	$18	$(26,608)	$(25,606)

See accompanying notes to condensed consolidated financial statements.

PEPGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(54,168)	$(20,137)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	348	130
Stock-based compensation expense	3,404	865
Change in fair value of preferred stock warrant liability	(58)	258
Other non-cash adjustments	136	—
Changes in operating assets and liabilities:
Other receivables	32	(3,574)
Prepaids and other current and non-current assets	(879)	(1,364)
Accounts payable	1,829	24
Accrued expenses	3,478	7,185
Net cash used in operating activities	$(45,878)	$(16,613)
Cash flows from investing activities:
Purchases of property and equipment	(2,653)	(344)
Net cash used in investing activities	(2,653)	(344)
Cash flows from financing activities:
Issuance of common stock upon initial public offering, net of underwriters' fees	114,267	—
Payment of offering costs	(2,697)	(375)
Proceeds from the exercise of Series A-2 warrants	406	—
Proceeds from issuance of Series A-2 convertible preferred stock, net of issuance costs	—	36,959
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	—	112,099
Net cash provided by financing activities	$111,976	$148,683
Effect of exchange rate changes on cash	(556)	37
Net increase in cash, cash equivalents and restricted cash	$62,889	$131,763
Cash, cash equivalents and restricted cash at beginning of period	134,367	9,778
Cash, cash equivalents and restricted cash at end of period	$197,256	$141,541
Components of cash, cash equivalents and restricted cash
Cash and cash equivalents	$195,783	$141,541
Restricted cash	1,473	—
Total cash, cash equivalents and restricted cash at end of period	$197,256	$141,541
Supplemental noncash investing and financing activities
Property and equipment included in accounts payable and accrued expenses	—	43
Deferred offering costs in accounts payable and accrued expenses	—	1,092
Series B convertible preferred stock issuance costs included in accrued expenses	—	16

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

Liquidity and Capital Resources

Since inception, the Company has not generated any revenue from product sales or other sources and has incurred significant operating losses and negative cash flows from operations. The Company’s primary uses of cash and cash equivalents to date have been to fund research and development activities, business planning, establishing and maintaining the Company’s intellectual property portfolio, hiring personnel, leasing premises and associated capital expenditures, raising capital, and providing general and administrative support for these operations. As of September 30, 2022, the Company had an accumulated deficit of $87.9 million. To date, the Company has funded operations primarily through private placements of convertible preferred stock and its IPO. As of September 30, 2022, the Company had cash and cash equivalents of $195.8 million.

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

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with generally accepted accounting principles in the United States of America (GAAP). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB). The condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of September 30, 2022, and results of operations for the interim periods ended September 30, 2022 and September 30, 2021.

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

Restricted Cash

The Company classifies all cash whose use is limited by contractual provisions as restricted cash. Restricted cash arises from the requirement for the Company to maintain cash of $1.5 million as collateral under a lease agreement. As of September 30, 2022 and December 31, 2021, the Company had $1.5 million of restricted cash classified in other assets on the condensed consolidated balance sheets.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendment relates to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use, or the ROU, assets obtained in exchange for lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of condensed consolidated financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The amendment became effective for the Company as of January 1, 2022. The Company does not have any leases that have commenced for accounting purposes with initial terms greater than twelve months. For any future leases with initial terms greater than twelve months, the Company will record a lease liability and corresponding ROU asset on is balance sheet and provide required disclosures under Topic 842.

3. Fair Value Measurements

The following tables (in thousands) present information about the Company’s financial assets that have been measured at fair value as of September 30, 2022 and December 31, 2021, and indicate the fair value of the hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	As of September 30, 2022
	Total	Level 1	Level 2	Level 3
Cash equivalents
US Treasury-backed money market funds	$99,294	$99,294	$—	$—
Total	$99,294	$99,294	$—	$—

	As of December 31, 2021
	Total	Level 1	Level 2	Level 3
Cash equivalents
US Treasury-backed money market funds	$30,719	$30,719	$—	$—
Total	$30,719	$30,719	$—	$—

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

There was no warrant liability activity in the three months ended September 30, 2022 as the warrants were exercised on May 4, 2022. A reconciliation of the Level 3 warrant liability through exercise in the second quarter of 2022 is as follows (in thousands):

Series A-2 Preferred Stock Warrant Liability
Balance as of December 31, 2020	$30
Change in fair value	196
Balance as of December 31, 2021	226
Change in fair value	(58)
Balance as of March 31, 2022	168
Exercise of preferred stock warrants	(168)
Balance as of June 30, 2022	$—

4. Property and Equipment, Net

The cost and accumulated depreciation of property and equipment were as follows (in thousands):

	September 30, 2022	December 31, 2021
Lab equipment	$2,199	$975
Computer and office equipment	$37	$91
Construction in process	749	—
Total property and equipment	2,985	1,066
Less: accumulated depreciation	(245)	(430)
Total property and equipment, net	$2,740	$636

Depreciation expense was $0.1 million and $0.1 million for the three months ended September 30, 2022 and September 30, 2021, respectively. Depreciation expense was $0.3 million and $0.1 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. During the three-months ended September 30, 2022, the Company recorded a loss of $0.1 million to research and development expense associated with the disposal of lab equipment located at the Company's UK subsidiary.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Research and development expenses	$3,496	$5,343
Employee-related expenses	1,595	1,205
Taxes payable	3,671	—
Accrued leasehold improvements	1,217	—
Other	918	533
Total accrued expenses	$10,897	$7,081

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

The Company could be required to make milestone payments to the Licensors upon completion of certain patent and commercial milestones related to the patents and commercialization of certain of the Company’s product candidates. The aggregate potential milestone payments are $0.1 million. The Company also agreed to pay the Licensors low single digit royalties on net sales of any licensed products that are commercialized by the Company or sublicensees in excess of a threshold amount between £20 million and £30 million ($22.3 million and $33.5 million as of September 30, 2022), subject to certain adjustments. The term of the License Agreement continues until the later of (i) the date on which all the patents and patent applications covered thereunder have been abandoned or allowed to lapse or expired or been rejected or revoked or (ii) 20 years from the date of the original agreement.

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

Additionally, the Company paid office space rent to OUI. For the three and nine months ended September 30, 2022 total rent expense and other costs paid to OUI and affiliates was $0.1 million and $0.3 million, in each case.

Services agreement

In November 2020, the Company entered into an agreement, or the Services Agreement, with Carnot Pharma, LLC, or Carnot, under which Carnot provides research and other services to the Company. Carnot is an entity controlled by RA Capital Management, L.P. Entities affiliated with RA Capital Management, L.P. purchased shares of Series A-2 convertible preferred stock in the Company’s preferred stock financing in November of 2020 and May and July of 2021, which were converted to shares of the Company's common stock in connection with the IPO. In addition, entities affiliated with RA Capital Management, L.P. purchased shares of our Series B convertible preferred stock in the Company’s preferred stock financing in July 2021 which were also converted into shares of the Company's common stock in connection with the IPO. At the time the Services Agreement was entered into, one member of the Company’s Board of Directors was affiliated with RA Capital Management, L.P, and currently two members of the Company's Board of Directors are affiliated with R.A. Capital Management, L.P.

Under the terms of the Services Agreement, the Company compensates Carnot on a fully burdened cost basis for personal time devoted to Company projects. In addition, the Company reimburses Carnot on a costs basis for any subcontractor costs incurred. The Company pays Carnot on a quarterly basis, in arrears, for services performed and costs incurred. The Services Agreement is for a term of the later of (A) two (2) years and (B) the later of (a) completion of the Services or (b) latest-to-occur delivery of a final report or any other items required to be delivered to the Company under the last ongoing project as part of the services, if any. The Company may terminate the services agreement by giving 30 days’ prior notice and either party can terminate the services agreement for a material breach, if not cured within 30 days following notice by the non-breaching party. The services agreement was terminated on April 15, 2022.

Expenses incurred by the Company under the Services Agreement with Carnot for the nine months ended September 30, 2022 and September 30, 2021, totaled $0.1 million and $0.7 million, respectively. As of September 30, 2022 and December 31, 2021, included in accounts payable was approximately $0 and $2,600 that was due to Carnot by the Company for services rendered under the Services Agreement, respectively.

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

Other

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, the Company agrees to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third-party with respect to the Company’s products. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of September 30, 2022. The Company does not anticipate recognizing any significant losses relating to these arrangements. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements may be unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

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

In connection with the IPO, the Company re-designated all shares of Class A common stock as shares of common stock. Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No cash dividends have been declared by the board of directors during the nine months ended September 30, 2022 and September 30, 2021.

The Company has reserved the following shares of common stock for issuance, on an as-converted basis, as follows:

	September 30, 2022	December 31, 2021
Convertible preferred stock	—	12,546,805
Stock options issued and outstanding	3,374,557	1,898,084
Preferred stock warrants issued and outstanding	—	35,529
Vesting conditions placed on previously issued common shares	69,529	69,529
Authorized for future stock awards or option grants	950,011	456,416
Authorized for future issuance under employee stock purchase plan	226,000	—
Total	4,620,097	15,006,363

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

In connection with the vesting restrictions placed on these previously vested shares, the Company was required to determine the measurement date fair value of the shares, which was $2.37 per share or $0.3 million in aggregate. The measurement date fair value of the restricted stock will be recognized as stock-based compensation expense over the vesting period. As of September 30, 2022, and December 31 2021, 69,529 shares were subject to repurchase by the Company.

9. Stock-Based Compensation

As of September 30, 2022, the Company maintains three equity compensation plans, the PepGen Inc. 2020 Stock Plan, or 2020 Plan, the 2022 Stock Option and Incentive Plan, or 2022 Plan, and the 2022 Employee Stock Purchase Plan, or ESPP. The 2022 Plan replaced the 2020 Plan, and the Company will not make additional awards under the 2020 Plan. As of September 30, 2022, 950,011 shares remain available for issuance under the 2022 Plan and 226,000 shares remain available for issuance under the ESPP.

Stock Option Activity

Stock option activity under the 2020 Plan and 2022 Plan, is as follows:

	Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2021	1,898,084	$7.46
Granted	1,494,436	$11.70
Exercised	—	$—
Canceled/Forfeited	(17,963)	$9.46
Outstanding as of September 30, 2022	3,374,557	$9.33

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2022 was $11.70 per share.

Stock-Based Compensation Expense

Stock based compensation expense recognized for stock option grants included in the accompanying condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$557	$159	$1,185	$199
General and administrative	804	189	2,219	666
Total stock-based compensation expense	$1,361	$348	$3,404	$865

As of September 30, 2022, total unrecognized compensation cost related to unvested share options was approximately $16.6 million, which is expected to be recognized over a weighted-average period of approximately 3.2 years.

10. Income Taxes

The Company recorded income tax expense of nil for the three months ended September 30, 2022 and 2021, respectively. The Company recorded income tax expense of $4.4 million and nil for the nine months ended September 30, 2022 and 2021, respectively. The income tax expense for the nine months ended September 30, 2022 was due to the intellectual property (IP) transfer noted in the paragraph below.

On January 1, 2022 (the “Transfer Date”), the Company’s wholly owned subsidiary, PepGen Limited, transferred all IP assets to the parent company, PepGen Inc., in an arm’s length transaction at fair value pursuant to an asset transfer agreement. The fair value of the IP assets is a non-recurring fair value measurement. The Company engaged valuation specialists to calculate the IP value, and the IP value was measured using the historical cost method. The historical cost method estimated the fair value of the IP assets using the historical cost base of the IP assets and the expected market return as of the Transfer Date. The significant assumption inherent in estimating the fair value using the historical cost method was the expected market return. The Company utilized a 40% expected market return, which a third-party investor may expect as a return on their investment, and which is based on studies of venture capital investment returns. The Company calculated the fair value of the IP assets by computing the present value of the historical cost base using the 40% expected market return. The expected market return assumption used in the estimation of the IP assets represents a level 3 input of the fair value hierarchy (see Note 3).

The Company recognizes the impact of an uncertain income tax position taken on its income tax returns at the amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will be recognized if it has less than a 50% likelihood of being sustained. The tax positions are analyzed at least quarterly, and adjustments are made as events occur that warrant adjustments for those positions. As of September 30, 2022, the Company has recognized a liability for the uncertain tax position relative to the IP transfer of $0.6 million.

The transfer of the intellectual property assets resulted in an estimated tax charge during the three-months ended March 31, 2022 to His Majesty’s Revenue & Customs, after considering net operating loss carryforwards, of $4.4 million, inclusive of the $0.7 million uncertain tax position. The liability is accounted for in accrued expenses on the condensed consolidated balance sheet, and was $3.7 million as of September 30, 2022 after currency translation.

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

We are a clinical-stage biotechnology company advancing the next generation of oligonucleotide therapeutics with the goal of transforming the treatment of severe neuromuscular and neurologic diseases. Our Enhanced Delivery Oligonucleotide, or EDO, platform is founded on over a decade of research and development and leverages cell-penetrating peptides to improve the uptake and activity of conjugated oligonucleotide therapeutics. This technology was initially developed through a collaboration between researchers at the University of Oxford and the Medical Research Council of United Kingdom Research and Innovation. We have in-licensed an extensive patent portfolio from these institutions to support the further advancement and potential commercialization of our EDO platform. Our EDO peptides are engineered to optimize tissue penetration, cellular uptake and nuclear delivery, and in preclinical studies we have observed their ability to transport oligonucleotides into a broad range of target tissues, including smooth, skeletal, and cardiac muscle and the central nervous system, or CNS. We have also seen robust delivery of oligonucleotides to skeletal muscle in a clinical trial. Furthermore, the high levels of pharmacological activity observed in clinical and preclinical studies support our belief that our EDO platform technology has the potential to deliver therapeutic agents to the cell nucleus. Using these EDO peptides, we are generating a pipeline of oligonucleotide product candidates that target the root cause of serious diseases.

We are currently in clinical-stage development, with our product candidate, PGN-EDO51, having completed a Phase 1 clinical trial in the third quarter of 2022 in healthy normal volunteers, or HNVs. We are developing PGN-EDO51 to treat individuals with Duchenne muscular dystrophy, or DMD, whose mutations are amenable to an exon 51-skipping therapeutic approach. An exon is a segment of a gene that – together with other exons – contains the code that is translated into a protein. Exon skipping is a therapeutic modality that enables mutations in the gene to be bypassed, thereby repairing this code and enabling production of a truncated, yet functional version of the target protein. In non-human primate, or NHP, studies, PGN-EDO51 at a dose of 30 mg/kg achieved over 70% exon 51 skipping in skeletal muscle, including diaphragm. In addition, in head-to-head NHP studies, we observed that PGN-EDO51 had greater activity than R6G-PMO, which we believe to be structurally equivalent to Sarepta Therapeutics’, or Sarepta’s, SRP-5051, the most clinically advanced peptide-antisense oligonucleotide conjugate.

We have completed a Phase 1 clinical trial of PGN-EDO51 in HNVs, and we observed that PGN-EDO51 exhibited what we believe to be the highest levels of oligonucleotide delivery and exon skipping in a clinical study following a single dose when compared to publicly available clinical data for other exon 51 skipping approaches. There have been no head-to-head comparisons in clinical trials with PGN-EDO51. As is the case with any indirect treatment comparisons, there may be important differences in clinical trial designs and in the characteristics of the study participants. PGN-EDO51 was generally well tolerated at pharmacologically active doses, and we observed high levels of oligonucleotide delivery and exon skipping 28 days after administration. suggesting both sustained drug exposure and pharmacodynamic effect. We believe that these results could signal the potential for the accumulation of exon 51 skipped transcript and dystrophin protein in muscle tissue with repeated doses of PGN-EDO51 in patients, and collectively these data support our plans to initiate a Phase 2a multiple ascending dose clinical trial in people living with DMD amenable to an exon 51-skipping therapeutic approach in the first half of 2023.

We believe that the results from our recent Phase 1 trial of PGN-EDO51 in HNVs also support the potential of PGN-EDODM1, PepGen’s product candidate for the treatment of DM1, and our pipeline of EDO therapeutic candidates. The tissue concentrations observed in the Phase 1 HNV trial of PGN-EDO51 were similar to those seen in a single-dose study of PGN-EDODM1 conducted in HSALRmice, a murine model of DM1, at pharmacologically active dose levels. These tissue concentrations of PGN-EDODM1 resulted in significant correction of mis-splicing and myotonia in this mouse model of disease. We anticipate submitting an Investigational New Drug, or IND, application for PGN-EDODM1 in the first half of 2023. Our third product candidate, PGN-EDO53, is designed to treat DMD patients whose mutations are amenable to an exon 53- skipping therapeutic approach, and we anticipate reporting exon skipping data in NHPs for this candidate prior to the end of 2022. Alongside these product candidates, we have initiated research efforts on EDO therapeutics for further DMD exon skipping populations, including exon 45- and exon 44- skipping amenable patients, and for additional indications, including neuromuscular diseases and neurologic disorders. We anticipate nominating additional product candidates prior to the end of 2022.

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

We have incurred operating losses in each year since our inception. Our net losses were $54.2 million and $20.1 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. As of September 30, 2022, we had cash and cash equivalents of $195.8 million. As of September 30, 2022, we had an accumulated deficit of $87.9 million. We expect our expenses and operating losses will continue to increase as we conduct our ongoing preclinical studies and current and planned clinical trials, continue our research and development activities, utilize third parties to manufacture our product candidates and related raw materials, hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with an exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs. In addition, we have several development, regulatory and commercial milestone payment obligations under our licensing arrangements. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies and current and planned clinical trials and our expenditures on other research and development activities.

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

Impact of COVID-19 on our Business

The global coronavirus disease 2019, or COVID-19, pandemic continues to evolve, and we continue to monitor the COVID-19 situation. The extent of the impact of the ongoing COVID-19 pandemic on our business, operations and clinical development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the pandemic and its impact on contract research organizations, or CROs, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. To the extent possible, we are conducting business as usual, with only advisable modifications to employee travel. We continue to actively monitor the impacts of COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. The extent to which the ongoing COVID-19 pandemic may affect our business, operations and clinical development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain and is subject to change.

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

Operating Expenses

Research and Development

To date, our research and development expenses have primarily consisted of external and internal costs associated with our research and development activities, including our discovery and research efforts, including the development of our proprietary EDO platform, and the preclinical and clinical development of our product candidates. Our research and development expenses include:

•
external expenses, including expenses incurred under arrangements with third parties, such as contract research organizations, or CROs, contract development manufacturers or CDMOs, consultants and our scientific advisors;
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

The following table summarizes our research and development expenses for the three- and nine-months ended September 30, 2022 and September 30, 2021, respectively. The direct external development program expenses reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Our internal resources, personnel and infrastructure are not directly tied to any one research or drug discovery program and are typically deployed across multiple programs. As such, we do not track internal expenses on a specific program basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
External expenses:
PGN-EDO51	$8,285	$3,129	$17,929	$10,398
PGN-EDODM1	2,436	1,804	6,743	1812
PGN-EDO53	501	44	2,633	44
Other programs and unallocated expenses	467	204	1,488	558
Total external expense	11,689	5,181	28,793	12,812
Internal expenses:
Personnel-related (including stock-based compensation)	3,010	580	7,498	1,509
Other	1,265	(49)	4,620	138
Total research and development expenses	$15,964	$5,712	$40,911	$14,459

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

•
clinical trials, animal and other preclinical studies and IND- or CTA-enabling studies;
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

Other income (expense)

We classified our outstanding warrants to purchase shares of our Series A-2 convertible preferred stock as liabilities on our condensed consolidated balance sheets at their estimated fair value as the underlying convertible preferred stock is classified as temporary equity. At the end of each reporting period, changes in the estimated fair value during the period were recorded as a component of other income (expense), net. We recognized changes in the fair value of our warrant liability until the warrants were exercised on May 4, 2022 prior to the completion of our IPO.

Other components of other income (expense) relate to realized and unrealized gains and losses on currency revaluation.

Income Taxes

We have not recorded a U.S. provision for federal or state income taxes as we have no revenue and have incurred losses since inception. During the nine months ended September 30, 2022, we recorded a $4.4 million tax charge associated with the transfer of our intellectual property assets from our wholly owned subsidiary, PepGen Limited, to the parent company, PepGen Inc. (see Item 1. Financial Statements Note 10).

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and September 30, 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and September 30, 2021 (in thousands):

	Three Months Ended September 30,		Period-to-
	2022	2021	Period Change
Operating expenses:
Research and development	$15,964	$5,712	$10,252
General and administrative	3,590	2,366	1,224
Total operating expenses	$19,554	$8,078	$11,476
Operating loss	$(19,554)	$(8,078)	$(11,476)
Other income (expense), net
Interest income	943	—	943
Other income (expense), net	4	(34)	38
Total other income (expense), net	947	(34)	$981
Net loss before income tax	$(18,607)	$(8,112)	$(10,495)
Income tax expense	—	—	$—
Net loss	$(18,607)	$(8,112)	$(10,495)

Research and Development Expenses

Research and development expenses increased by $10.3 million from $5.7 million for the three months ended September 30, 2021, to $16.0 million for the three months ended September 30, 2022. This increase was attributable to increased research and development activities related to the advancement of our pipeline programs, including a $2.6 million increase in preclinical and manufacturing costs, a $0.4 million increase in clinical costs associated with our Phase 1 trial for PGN-EDO51, a $2.4 million increase in personnel-related costs due to increased headcount, including an increase of $0.4 million in stock-based compensation expense, and $3.5 million in research and development tax credits recognized as an offset to research and development expense during the three months ended September 30, 2021.

General and Administrative Expenses

General and administrative expenses increased by $1.2 million from $2.4 million for the three months ended September 30, 2021, to $3.6 million for the three months ended September 30, 2022. The increase was primarily driven by an increase of $0.7 million in personnel-related costs due to increased headcount, including an increase of $0.6 million in stock-based compensation expense, a $0.2 million increase in facility-related costs, and a $0.4 million increase in insurance costs.

Other Income (Expense), Net

Other income (expense), net was income of $0.9 million for the three months ended September 30, 2022 compared to expense of $34,000 for the three months ended September 30, 2021. The increase was primarily driven by interest earned through money market interest allocation accounts.

Income Tax Expense

Income tax expense was nil for the three months ended September 30, 2022 and September 30, 2021.

Comparison of the Nine Months Ended September 30, 2022 and September 30, 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and September 30, 2021 (in thousands):

	Nine Months Ended September 30,		Period-to-
	2022	2021	Period Change
Operating expenses:
Research and development	$40,911	$14,458	$26,453
General and administrative	10,177	5,440	4,737
Total operating expenses	$51,088	$19,898	$31,190
Operating loss	$(51,088)	$(19,898)	$(31,190)
Other income (expense), net
Interest income	1,202	—	1,202
Other income (expense), net	138	(239)	377
Total other income (expense), net	1340	(239)	$1,579
Net loss before income tax	$(49,748)	$(20,137)	$(29,611)
Income tax expense	(4,420)	—	$(4,420)
Net loss	$(54,168)	$(20,137)	$(34,031)

Research and Development Expenses

Research and development expenses increased by $26.5 million from $14.4 million for the nine months ended September 30, 2021, to $40.9 million for the nine months ended September 30, 2022. This increase was attributable to increased research and development activities related to the advancement of our pipeline programs, including a $11.3 million increase in preclinical and manufacturing costs, a $1.7 million increase in clinical costs associated with our Phase 1 trial for PGN-EDO51, a $6.0 million increase in personnel-related costs due to increased headcount, including an increase of $1.0 million in stock-based compensation expense, $3.5 million in research and development tax credits recognized as an offset to research and development expense during the nine months ended September 30, 2021, and a $1.6 million increase in other research and development expense primarily related to the $1.4 million OUI exit fee that was expensed upon completion of our IPO (see Item 1. Financial Statements Note 6).

General and Administrative Expenses

General and administrative expenses increased by $4.7 million from $5.4 million for the nine months ended September 30, 2021, to $10.2 million for the nine months ended September 30, 2022. The increase was primarily driven by a $2.3 million increase in personnel-related costs due to increased headcount, including an increase of $1.6 million in stock-based compensation expense, an increase of $1.5 million in legal, accounting, consulting, and insurance costs associated with public company costs, and a $0.8 million increase in facility-related costs due to our expansion of operations in Boston, Massachusetts.

Other Income (Expense), Net

Other income (expense), net was income of $1.3 million for the nine months ended September 30, 2022 compared to expense of $0.2 million for the nine months ended September 30, 2021. The increase was primarily driven by interest earned through our money market cash equivalent.

Income Tax Expense

Income tax expense increased by $4.4 million from nil for the nine months ended September 30, 2021, to $4.4 million for the nine months ended September 30, 2022 due to the transfer of all intellectual property assets from PepGen Limited to the parent company, PepGen Inc., pursuant to an asset transfer agreement, effective January 1, 2022. The transfer of the intellectual property assets resulted in an estimated tax charge to His Majesty’s Revenue & Customs, after considering net operating loss carryforwards, of $4.4 million, inclusive of the $0.7 million uncertain tax position. The liability is accounted for in accrued expenses on the condensed consolidated balance sheet, and was $3.7 million as of September 30, 2022 after currency translation.

Liquidity and Capital Resources

Sources of Liquidity

From our inception in January 2018 through September 30, 2022, we have received aggregate gross proceeds of $163.9 million from the sale of our common stock and convertible preferred stock. Additionally, we received gross proceeds from our initial public offering (IPO) of $108.0 million, and $14.9 million when the underwriters exercised their option to purchase 1,350,000 additional shares of common stock.

Future Funding Requirements

As of September 30, 2022 we had cash and cash equivalents in the amount of $195.8 million, which includes net proceeds of $110.2 million from our IPO. Based on our current operating plans, we believe that our existing cash and cash equivalents will be sufficient to fund our operations into the first half of 2025. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for the nine months ended September 30, 2022 and September 30, 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(45,878)	$(16,613)
Investing activities	(2,653)	(344)
Financing activities	111,976	148,683
Effect of exchange rate changes on cash	(556)	37
Net increase in cash, cash equivalents and restricted cash	$62,889	$131,763

Operating Activities

For the nine months ended September 30, 2022, net cash used in operating activities was $45.9 million resulting from our net loss of $54.2 million partially offset by cash provided by changes in our operating assets and liabilities of $4.5 million and non-cash charges of $3.8 million. The net changes in our operating assets and liabilities were primarily due to an increase in accrued expenses of $3.5 million. Non-cash charges included $3.4 million in share-based compensation expense and $0.3 million in depreciation expense.

For the nine months ended September 30, 2021, net cash used in operating activities was $16.6 million resulting from our net loss of $20.1 million partially offset by cash provided by changes in our operating assets and liabilities of $2.3 million and non-cash charges of $1.3 million. The net changes in our operating assets and liabilities were primarily due to increases in accrued expenses and accounts payable of $7.2 million due to our ongoing preclinical and manufacturing efforts, partially offset by a net increase in other receivables, prepaid and other current assets, and other assets of $4.9 million. The non-cash charges primarily included $0.8 million of stock-based compensation expense and $0.3 million related to the increase in the fair value of our preferred stock warrant liability.

Investing Activities

Net cash used in investing activities was $2.7 million during the nine months ended September 30, 2022 as compared to $0.3 million during the nine months ended September 30, 2021. Cash used for investing activities was related to the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities was $112.0 million for the nine months ended September 30, 2022, which was primarily the result of $111.6 million in net proceeds from the Company's IPO, after deducting the payment of $2.7 million in IPO-related costs made in 2022. In 2021, the Company made payments of $1.4 million in IPO-related costs. Total net proceeds from the IPO were $110.2 million. Additionally, the Company generated $0.4 million from the exercise of the A-2 preferred stock warrants.

Net cash provided by financing activities was $148.7 million for the nine months ended September 30, 2021. The increase in net cash provided by financing activities was primarily due to the proceeds of $37.0 million raised from the sale of shares of our Series A-2 convertible preferred stock, proceeds of $112.1 million raised from the sale of shares of our Series B convertible preferred stock, partially offset by $0.4 million in deferred offering costs related to our planned initial public offering.

Critical Accounting Polices and Estimates

There have been no material changes to our critical accounting policies and estimates from those described in our financial statements and the related notes and other financial information included in our Final Prospectus.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of September 30, 2022, we had $195.8 million in cash and cash equivalents, consisting of cash in a readily available checking account and U.S. treasury-backed money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term maturities of our investments, we believe a hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would not have had a material impact on our financial results.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business in accordance with the Exchange Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be a party to litigation or subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. As of September 30, 2022, we were not a party to any material legal proceedings.

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

Since inception, we have incurred significant operating losses. Our net losses were $54.2 million and $21.0 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $87.9 million. To date, we have financed our operations primarily with the proceeds raised from the sale of our convertible preferred stock. We have devoted substantially all of our financial resources and efforts to research and development activities, business planning, establishing and maintaining our intellectual property portfolio, acquiring and developing product and technology rights, hiring personnel, leasing premises and associated capital expenditures, raising capital, and providing general and administrative support for these operations. We are still in the early stages of development of our programs and have only advanced one product candidate into clinical development. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

•
complete preclinical and clinical activities for our programs in DMD and DM1 and advance them into and through clinical development;
•
advance any additional product candidates we identify through our research programs into IND- or CTA-enabling studies and clinical trials following regulatory clearance to commence clinical research;
•
continue to develop and expand the capabilities of our proprietary EDO platform;
•
seek marketing approvals for any product candidates that successfully complete pivotal clinical trials;
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

While we have recently completed our Phase 1 clinical trial for PGN-EDO51, we expect that it will be many years, if ever, before we have a product candidate ready for commercialization. To become and remain profitable, we must succeed in developing, obtaining the necessary regulatory approvals for and eventually commercializing a product or products that generate significant revenue. The ability to achieve this success will require us to be effective in a range of challenging activities, including:

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

We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. We recently completed a Phase 1 clinical trial for our first product candidate, PGN-EDO51. Because of the numerous risks and uncertainties associated with product development, we are unable to accurately estimate or know the nature, timing or costs of the efforts that will be necessary to complete the preclinical and clinical development and commercialization of our product candidates or when, or if, we will be able to generate revenues or achieve profitability.

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

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we identify, continue the research and development of, continue preclinical testing and initiate clinical trials of, arrange for the manufacturing of, and potentially seek marketing approval for any product candidates that successfully completes clinical testing. To date, we have only completed a Phase 1 clinical trial for our first product candidate, PGN-EDO51. In addition, if we obtain marketing approval for any product candidate, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed, on attractive terms or at all, we may be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of September 30, 2022, we had cash and cash equivalents of $195.8 million. In July 2021, we raised aggregate gross proceeds of $21.0 million from the final milestone closing of our Series A-2 convertible preferred stock and, additionally, in July 2021, we raised aggregate gross proceeds of $112.5 million from the private placement of our Series B convertible preferred stock.

In addition, in May 2022, we raised aggregate gross proceeds of $122.9 million from our IPO.

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

We commenced operations in 2018, have no products approved for commercial sale and have not generated any revenue from product sales. To date, our operations have been limited to organizing and staffing our company, business planning, executing collaborations, raising capital, licensing, conducting research activities, conducting preclinical studies of our programs and clinical trials of our product candidates, filing and prosecuting patent applications and providing general and administrative support for these operations. One of our product candidates, PGN-EDO51, recently completed a Phase 1 clinical trial and all of our other research programs are still in the research or preclinical stage of development, and their risk of failure is high. We have not yet demonstrated our ability to successfully complete clinical trials consistently, obtain marketing approvals, manufacture product on a commercial scale or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

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

Risks Related to Discovery, Development, Preclinical and Clinical Testing

We are very early in our development efforts. We have only completed a Phase 1 clinical trial of one product candidate, and as a result it will be years before we commercialize a product candidate, if ever. If we are unable to advance our product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed.

We are very early in our development efforts and have invested our research efforts to date in developing our EDO platform. We have a portfolio of research programs and are in the early stages of developing five product candidates—PGN-EDO51, PGN-EDODM1, PGN-EDO53, PGN-EDO45 and PGN-EDO44. We have completed the Phase 1 clinical trial for our first product candidate, PGN-EDO51; however, we have not completed IND- or CTA-enabling activities for any of our other product candidates or advanced any of our other product candidates into clinical trials. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

Commencing clinical trials in the United States is subject to authorization by the U.S. Food and Drug Administration, or FDA, of an IND and finalizing the trial design based on discussions with the FDA and other regulatory authorities. In the event that the FDA requires us to complete additional preclinical studies or we are required to satisfy other FDA or other regulator requests prior to commencing clinical trials, the start of our first clinical trials may be delayed. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence any clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect. There are equivalent processes and risks applicable to CTAs in other countries, including Canada and countries in the Europe.

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

Many of these factors are beyond our control and if we do not succeed in one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize any product candidates, which would materially harm our business. If we are unable to advance our product candidates to clinical development or successfully complete clinical trials, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

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

We have advanced our lead product candidate, PGN-EDO51, into the clinic, and have recently completed a Phase 1 trial in HNVs. However, the positive results we have observed in the completed Phase 1 trial may not be repeated in future clinical trials and regulatory authorities may disagree with the interpretation of data from this trial.

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

The risk of failure in developing product candidates is high. It is impossible to predict when or if any product candidate would prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development, obtain regulatory authorization to commence clinical trials, and then conduct extensive clinical trials to demonstrate the safety and efficacy of product candidates in humans. To date, we have only completed a Phase 1 clinical trial of PGN-EDO51.

Clinical trials may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses, and earlier results may not be indicative of future clinical trial results. Even if the clinical trials are successful, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance, varying interpretations of clinical data or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.

Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support clearance of our INDs, CTAs and other similar regulatory filings. We cannot be certain if the outcome of our preclinical studies and clinical trials will ultimately support further development of our product candidates or future programs. Although we have completed a Phase 1 study of our lead product candidate, PGN-EDO51, we cannot be certain of the completion or outcome of our preclinical testing and studies for our other product candidates and cannot predict whether the FDA, EMA or comparable foreign regulatory authorities will accept our proposed clinical programs or whether the outcome of our preclinical testing and studies will ultimately support the further development of our other product candidates. Conducting preclinical testing is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity and novelty of the program, and often can be several years or more per program. In addition, the progress and timing of our preclinical studies, including pharmacology and toxicology studies, may be impacted by the limited supply of NHPs needed for such studies. As a result, we cannot be sure that we will be able to submit INDs, CTAs and other similar regulatory filings for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of such regulatory filings will result in the FDA, European Medicines Agency, or EMA, or comparable foreign regulatory authorities allowing clinical trials to begin.

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
•
failure to perform in accordance with the FDA’s GCPs or those of other regulatory authorities;
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

We are in the early stages of our programs and have successfully completed a Phase 1 clinical trial in Canada for our lead product candidate, but have not completed IND- or CTA-enabling activities for our other product candidates or advanced any other product candidates into clinical development. As a result, our belief in the capabilities of our platform is based on early research, preclinical studies and our completed Phase 1 clinical trial. However, the results of preclinical studies may not be predictive of the results of later preclinical studies or clinical trials, and the results of any early-stage clinical trials may not be predictive of the results of later clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Our clinical trials may not ultimately be successful or support further clinical development of our product candidates. There is a high failure rate for product candidates proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any such setbacks in our clinical development could materially harm our business and results of operations.

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

From time to time, we may publicly disclose preliminary or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, in September 2022, we announced results from our Phase 1 clinical trial of PGN-EDO51. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available.

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

We may attempt to seek approval from the FDA or comparable foreign regulatory authorities , where applicable, under the accelerated approval pathways. These pathways may not lead to a faster development, regulatory review or approval process and do not increase the likelihood that our product candidates will receive marketing approval.

We may in the future seek accelerated approval, where applicable, under FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition, generally provides a meaningful advantage over available therapies, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of accelerated approval, the FDA likely would require that we perform adequate and well-controlled post-marketing clinical trials to confirm the product’s clinical benefit. These confirmatory trials must be completed with due diligence. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Thus, even if we seek to utilize the accelerated approval pathway, we may not be able to obtain accelerated approval and, even if we do, we may not experience a faster development, regulatory review or approval process for that product. In addition, receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to a full approval.

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

While we have only completed dosing up to 15 mg/kg in a Phase 1 clinical trial of PGN-EDO51, in which PGN-EDO51 was generally well-tolerated at pharmacologically active doses, there can be no assurance that our product candidates will not cause undesirable side effects in patients. For example, in preclinical toxicology studies of PGN-EDO51 in normal NHPs, we observed transient, clinical signs of hypotension in some animals treated at a dose level higher than that which we intend to evaluate in the clinic. In addition, in our Phase 1 clinical trial of PGN-EDO51, at 15 mg/kg, we observed mild, transient, reversible changes in kidney biomarkers that resolved without intervention in all but one participant who experienced a non-life threatening serious adverse event. This participant was admitted to the hospital for less than 24 hours, received intravenous hydration, and then was re-admitted to the Phase 1 unit and completed the study. We also observed transient mild to moderate hypomagnesemia in two participants in the Phase

1 trial, which did not require intervention. Based on published data and other publicly-available information, such adverse events are consistent with the types of events reported with this class of oligonucleotides in general.

Although other oligonucleotide therapeutics have received regulatory approval, ours is a novel approach to oligonucleotide therapy. As a result, there is uncertainty as to the safety profile of our product candidates compared to more well-established classes of therapies, or oligonucleotide therapeutics on their own. Moreover, there have been only a limited number of clinical trials involving the use of peptide conjugated oligonucleotide therapeutics and only one completed trial involving the proprietary technology used in our EDO platform.

Despite the outcome of our successful Phase 1 clinical trial of PGN-EDO51, results of our planned clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics than previously anticipated. If any product candidates we develop are associated with serious adverse events, undesirable side effects or unexpected characteristics, we may need to abandon their development or limit development to certain uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, any of which would have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, regulatory authorities may draw different conclusions, require additional testing to confirm these determinations, require more restrictive labeling or deny regulatory approval of the product candidate. Many product candidates that initially showed promise in early-stage testing have later been found to cause side effects that prevented further clinical development of the product candidates.

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

Social media is increasingly being used to communicate about pharmaceutical companies’ clinical development activities, and we intend to utilize appropriate social media in connection with our development efforts. Additionally, patients may use social media channels to comment on their experience in an ongoing blinded clinical trial or to report an alleged adverse event. If such disclosures occur in the future in connection with any of our sponsored clinical trials, there is a risk that trial enrollment may be adversely impacted, that we may fail to monitor and comply with applicable adverse event reporting obligations or that we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our product candidates. There is also a risk of inappropriate disclosure of sensitive or confidential information or negative or inaccurate posts or comments about us on any social networking website. In addition, we may encounter attacks on social media regarding our company, management or our product candidates, and fraudsters could and have attempted to illegally use our name on social media platforms to defraud the public. If any of these events were to occur or we fail to comply with applicable regulations, we could incur liability, face regulatory actions or incur other harm to our business.

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

We conducted our first clinical trial in Canada, and we intend to conduct one or more of our subsequent clinical trials for our product candidates outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. Where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. For studies that are conducted only at sites outside of the United States and not subject to an IND, the FDA generally does not provide advance comment on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical trial was inadequate, which could require us to conduct additional clinical trials. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. There can be no assurance the FDA will accept data from clinical trials conducted outside of the United States. If the FDA does not accept data from our clinical trials of our product candidates, it would likely result in the need for additional clinical trials, which would be costly and time consuming and delay or permanently halt our development of our product candidates.

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

We do not expect to independently conduct all aspects of our product manufacturing, research and preclinical and clinical testing. We currently rely, and expect to continue to rely, on third parties with respect to many of these items, including contract development manufacturing organizations, or CDMOs, for the manufacturing of any product candidates we test in preclinical or clinical development, as well as CROs for the conduct of our animal testing and research for the conduct of our current and planned clinical trials. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it could delay our product development activities.

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

In addition, there are few CDMOs who have the capability to both, on the one hand, manufacture oligonucleotides and peptides, and, on the other hand, conjugate them, both of which processes are critical to the development and production of our product candidates. We are aware that one or more competitors have engaged many of these CDMOs, which may hinder our ability to also contract with those CDMOs. As a result, we may have difficulty finding and engaging sufficient third-party manufacturers to develop and manufacture our product candidates, which may affect our ability to conduct preclinical studies and clinical trials.

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

Risks Related to Regulatory Approval and Other Regulatory and Legal Compliance Matters

Our lead product candidate is in clinical development, while all of our other product candidates are still in preclinical development. As an organization, we have only completed one clinical trial and may be unable to do so for any of our other product candidates nor carry out or complete further studies for our lead candidate.

Although we are currently in clinical development for our first product candidate, we have no experience as a company in conducting, completing and managing the full suite of clinical trials necessary to obtain regulatory approvals, including approval by the FDA, the EMA or comparable foreign regulatory authorities, or in obtaining approval of any of our product candidate. We are early in our development efforts for our product candidates, and we have successfully completed a Phase 1 clinical trial for our lead product candidate, PGN-EDO51, only. We will need to successfully complete IND- or CTA-enabling activities, early-stage, later-stage and pivotal clinical trials, in order to obtain FDA, EMA or comparable foreign regulatory approval to market PGN-EDO51, PGN-EDODM1, PGN-EDO53, PGN-EDO45, PGN-EDO44 and any future product candidates.

Carrying out clinical trials and the submission of a successful NDA is a complicated process. We completed our first Phase 1 clinical trial for PGN-EDO51 in the third quarter of 2022, and plan to initiate a Phase 2a multiple ascending dose clinical trial in DMD patients in the first half of 2023 . In addition, we plan to submit an IND for PGN-EDODM1 in DM1 patients in the first half of 2023 and commence our Phase 1/2 clinical trial, subject to receiving authorization to proceed under a CTA or IND. Based on the observed high levels of oligonucleotide delivery and exon skipping in muscle in our Phase 1 trial of PGN-EDO51, we believe that these results could signal the potential for the accumulation of exon 51 skipped transcript and dystrophin protein in muscle tissue with repeated doses of PGN-EDO51 in people living with DMD. However, our belief based on the Phase 1 clinical trial with healthy normal volunteers may be erroneous. There can be no assurance that our expectations of higher exon skipping and dystrophin production will be reflected in clinical evaluation of PGN-EDO51 with respect to people living with DMD.

Although we completed a Phase 1 clinical trial for our lead product candidate, we have not conducted any additional clinical trials, have limited experience as a company in preparing, submitting and prosecuting regulatory filings, and have submitted a CTA, which was subsequently authorized in Canada, for our lead product candidate only. We have not previously submitted an IND or an NDA for any product candidate. In addition, we have had limited interactions with the FDA, the EMA and comparable foreign regulatory authorities and cannot be certain how many clinical trials of PGN-EDO51, PGN-EDODM1, PGN-EDO53 or any other product candidates will be required or how such trials should be designed. For example, the FDA has approved at least four drugs based on their minimal dystrophin production, and it is our belief that we may be able to pursue for accelerated approval of PGN-EDO51 on that same basis; however, we have not yet had any interactions with the FDA, the EMA or comparable foreign regulatory authorities regarding the potential for an accelerated approval program for PGN-EDO51 nor have we received feedback from the FDA, the EMA or comparable foreign regulatory authorities on the viability of this clinical strategy.

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

Shutdowns or disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the ongoing COVID-19 pandemic, since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted:

•
On August 2, 2011, the U.S. Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the suspension, a 1% payment reduction began April 1, 2022 lasting through June 30, 2022. The 2% payment reduction resumed on July 1, 2022.
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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA includes several provisions that will impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. The effect of IRA on our business and the healthcare industry in general is not yet known.

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

We are exposed to the risk of fraud or other misconduct by our employees, consultants and partners, and in our clinical trials, our principal investigators. Misconduct by these parties could include intentional failures to comply with FDA regulations or the regulations applicable in the European Union and other jurisdictions, provide accurate information to the FDA, the European Commission and other regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately, or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct also could involve the improper use of information obtained in the course of clinical trials or interactions with the FDA, the European Commission and other regulatory authorities, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition, results of operations and prospects, including the imposition of significant fines or other sanctions.

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

We expect to face competition from existing products and product candidates in development for each of our programs. Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc., or PTC. People with DMD also use prednisone or prednisolone off-label. In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (Eteplirsen), VYONDYS 53 (Golodirsen) and AMONDYS 45 (Casimersen), which are naked phosphorodiamidate morpholino oligonucleotides, or PMOs, approved for the treatment of DMD patients amenable to exon 51, exon 53 and exon 45 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc., or Sarepta, VILTEPSO (Viltolarsen), a naked PMO approved for the treatment of DMD patients amenable to exon 53 skipping, which is marketed in the United States by NS Pharma. Companies focused on developing treatments for DMD that target dystrophin, as our DMD program does, include Sarepta with SRP-5051, a peptide-linked PMO currently being evaluated in a Phase 2 clinical trial for patients amenable to exon 51 skipping, Dyne Therapeutics with DYNE-251, an antibody fragment-conjugated PMO that targets exon 51 skipping and is currently in clinical development, BioMarin Pharmaceutical Inc. with BMN-351, a phosphorothioate oligonucleotide that targets exon 51 skipping and is currently in preclinical development, Wave Life Sciences Ltd. with WVE-N531, a stereopure oligonucleotide in Phase 1/2 clinical development for patients amenable to exon 53 skipping, Daiichi Sankyo with DS-5141b, an exon skipping approach for exon 45 in clinical development, PTC with ataluren, a small molecule targeting nonsense mutations in a Phase 3 clinical trial, Nippon Shinyaku with NS-089/NCNP-02, an oligonucleotide that targets exon 44 skipping that is currently in clinical development, Avidity Biosciences, Inc., which is in clinical development with AOC 1044, an antibody oligonucleotide conjugate that targets exon 44 skipping, and Entrada Therapeutics, Inc., which is in preclinical development with ENTR-601-44, a peptide oligonucleotide conjugate that targets exon 44 skipping. In addition, several companies are developing gene therapies to treat DMD, including Pfizer Inc. (PF-06939926), which is currently being assessed in a Phase 3 clinical trial, Sarepta (SRP-9001 and Galgt2 gene therapy program), the former of which is currently being assessed in a Phase 3 clinical trial and for which a BLA has recently been submitted, Solid Biosciences Inc. (SGT-003), currently in preclinical development and REGENXBIO Inc (RGX-202), which has received IND clearance for a Ph1/2 clinical trial. Gene editing treatments that are in preclinical development are also being pursued by Vertex Pharmaceuticals, Inc., or Vertex, Sarepta and Eli Lilly. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD, including Edgewise Therapeutics with EDG-5506, a muscle stabilizer that is currently in clinical development.

There are currently no approved therapies to treat the underlying cause of DM1. Product candidates currently in development to treat DM1 include: tideglusib, a GSK3-ß inhibitor in late-stage clinical development by AMO Pharma Ltd. for the congenital phenotype of DM1; AOC 1001, an antibody linked siRNA in Phase 1/2 clinical development by Avidity Biosciences, Inc.; DYNE-101, an antibody conjugated antisense oligonucleotide in preclinical development by Dyne Therapeutics; a microRNA small molecule approach by Arthex Biotech; gene editing treatments in preclinical development by Vertex; an artificial site-specific RNA endonuclease gene therapy being developed by Enzerna Biosciences; an RNA-targeting gene therapy in preclinical development by Locana, Inc.; an approach by Design Therapeutics to prevent formation of CUG hairpins; an approach utilizing the interaction of small molecules with RNA in preclinical development by Expansion Therapeutics, Inc.; ENTR-701, a peptide-conjugated PMO in preclinical development by Entrada Therapeutics; and therapeutics based on biomolecular condensate biology in preclinical development by Dewpoint Therapeutics, Inc.

We will also compete more generally with other companies developing alternative scientific and technological approaches, including other companies working to develop conjugates with oligonucleotides for extra-hepatic delivery, including Alnylam Pharmaceuticals, Aro Biotherapeutics, Arrowhead Therapeutics, Avidity Biosciences, Dicerna Pharmaceuticals, Inc. (acquired by Novo Nordisk), Dyne Therapeutics, Entrada Therapeutics, Ionis Pharmaceuticals, NeuBase Therapeutics, Inc., PYC Therapeutics and Sarepta, as well as gene therapy and gene editing approaches.

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

As of September 30, 2022, we had 40 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs and, if any product candidate receives marketing approval, sales, marketing, distribution and coverage and reimbursement capabilities. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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
•
geopolitical tensions that affect our operation and operations of our partners; and
•
tariffs, trade protection measures, import or export licensing requirements, trade embargoes and other trade barriers.

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

We depend on our employees, consultants, CDMOs and CROs, as well as regulatory agencies and other parties, for the continued operation of our business. While we maintain disaster recovery plans, they might not adequately protect us. Despite any precautions we take for natural disasters or other catastrophic events, these events, including terrorist attack, pandemics, hurricanes, fire, floods and ice and snowstorms, could result in significant disruptions to our research and development, preclinical studies, clinical trials, and, ultimately, commercialization of our products. Long-term disruptions in the infrastructure caused by events, such as natural disasters, the outbreak of war, the escalation of hostilities and acts of terrorism or other ‘‘acts of God,’’ particularly involving cities in which we have offices, manufacturing or clinical trial sites, could adversely affect our businesses. Although we carry business interruption insurance policies and typically have provisions in our contracts that protect us in certain events, our coverage might not respond or be adequate to compensate us for all losses that may occur. Any natural disaster or catastrophic event affecting us, our CDMOs, CROs, regulatory agencies or other parties with which we are engaged could have a significant negative impact on our operations and financial performance.

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

The ongoing COVID-19 pandemic has broadly affected the global economy and has put a significant strain on healthcare resources. The ultimate extent of the impact of the ongoing COVID-19 pandemic on our business, financial condition and results of operations is highly uncertain. The continuation of the worldwide COVID-19 pandemic may affect our ability to initiate and complete preclinical studies and current or planned clinical trials, disrupt regulatory activities or have other adverse effects on our business, results of operations, financial condition and prospects. In addition, the ongoing COVID-19 pandemic has adversely impacted economies worldwide and has caused substantial disruption in the financial markets, both of which could adversely affect our business, operations and ability to raise funds to support our operations, and may also impact the volatility of our stock price and trading in our stock.

The future progression of the pandemic and its effects on our business and operations remain uncertain. We and our CDMOs and CROs have experienced a reduction in the capacity to undertake research-scale production and to execute some preclinical studies, and we may face disruptions that affect our ability to initiate and complete preclinical studies, and disruptions in procuring items that are essential for our research and development activities, such as raw materials used in the manufacture of any product candidates, laboratory supplies used in our preclinical and clinical studies, or animals that are used for preclinical testing for which there are shortages because of ongoing efforts to address the pandemic. Further, since the beginning of the COVID-19 pandemic, several vaccines for COVID-19 have received Emergency Use Authorization by the FDA and a number of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The demand for COVID-19 vaccines and treatments and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. We and our CROs and CDMOs may face disruptions related to our future IND- or CTA-enabling studies and clinical trials arising from delays in preclinical studies, manufacturing disruptions, and the ability to obtain necessary IRB, IBC or other necessary site approvals, as well as other delays at clinical trial sites.

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
•
general economic, industry, political and market conditions, including conditions resulting from the effects of the ongoing COVID-19 pandemic and government macroeconomic policies; and
•
the other factors described in this “Risk factors” section.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the 2008 global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn resulting from the ongoing COVID-19 pandemic could result in a variety of risks to our business, including weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. In addition, the current military conflict between Russia and Ukraine could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls or other actions that have been or may be initiated by nations, including the United States or the European Union, or actions taken by Russia (e.g., potential cyberattacks, disruption of energy flows, etc.) could adversely affect our business and/or our supply chain, our CROs, CDMOs and other third parties with which we conduct business. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could impair our ability to achieve our growth strategy, could harm our financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that our current or future service providers, manufacturers or other collaborators may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. We cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Our executive officers, directors and principal shareholders, if they choose to act together, will continue to have the ability to significantly influence all matters submitted to stockholders for approval.

Based upon our common stock outstanding as of November 7, 2022, our executive officers, directors, greater than five percent shareholders and their affiliates beneficially own approximately 53.6% of our outstanding common stock. . As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, even though some of these persons or entities may have interests that are different than those of yours. For example, these stockholders, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock, impair our ability to raise capital through the sale of additional equity securities, and make it more difficult for you to sell your common stock at a time and price that you deem appropriate. Prior to November 2, 2022, we had 23,361,924 shares of common stock outstanding and 13,363,980 of those shares of common stock were restricted as a result of securities laws or lock-up agreements entered into in connection with our IPO. On November 2, 2022, 4,614,803 shares of these restricted shares became eligible for sale in the public market and 8,743,269 shares of these restricted shares became eligible for sale in the public market subject to certain requirements of Rule 144 promulgated under the Securities Act.

Moreover, holders of an aggregate of 8,778,170 shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also filed a registration statement on Form S-8 to register all of the shares of common stock that we are able to issue under our equity compensation plans. Shares registered under these registration statements on Form S-8 can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates, vesting arrangements, exercise of options and the lock-up agreements.

We are an “emerging growth company” and a “smaller reporting company,” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an “emerging growth company,” or EGC, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We may remain an EGC until the end of the year that is the fifth anniversary of the closing of our IPO, although if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of any June 30 before that time or if we have annual gross revenues of $1.235 billion or more in any fiscal year, we would cease to be an EGC as of December 31 of the applicable year. We also would cease to be an EGC if we issue more than $1.0 billion of non-convertible debt over a three-year period. For so long as we remain an EGC, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not EGCs. These exemptions include:

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

These exclusive forum provisions may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees. If a court were to find the exclusive forum provision contained in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving such action in other jurisdictions, all of which could materially adversely affect our business, financial condition and operating results.

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

A tax authority may disagree with tax positions that we take, which could result in increased tax liabilities. For example, His Majesty’s Revenue & Customs, the IRS or another tax authority could challenge our allocation of income by tax jurisdiction and the amounts paid between our affiliated companies pursuant to our intercompany arrangements and transfer pricing policies, including amounts paid with respect to our intellectual property development. Similarly, a tax authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions.

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

We are undergoing, and may in the future undertake, changes in the nature or conduct of our operations. For example, pursuant to an asset transfer agreement effective as of January 1, 2022, we effected a novation of all intellectual property assets of our wholly-owned UK subsidiary PepGen Limited to PepGen Inc., which resulted in the recording of a tax liability of $4.4 million, including $0.7 million related to an uncertain tax position. Going forward, operational updates may include additional transferring of assets of our UK subsidiary to PepGen Inc. or migrating functions undertaken by and/or employees engaged by our UK subsidiary to PepGen Inc. Any such action could give rise to tax liabilities for us and/or to the erosion of our tax attributes (such as net operating losses).

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

Not applicable.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On November 7, 2022, we filed with the Secretary of State of the State of Delaware a Certificate of Correction (the “Certificate of Correction”) to the Company’s Third Amended and Restated Certificate of Incorporation (the “Restated Certificate”), which was filed on May 10, 2022 in connection with the Company’s initial public offering. Specifically, the Restated Certificate contained certain scrivener’s errors with respect to the year in which the term of each class of directors expires. The Certificate of Correction corrects these errors and provides that the initial Class I Directors shall serve for a term expiring at the annual meeting of stockholders to be held in 2023, the initial Class II Directors shall serve for a term expiring at the annual meeting of stockholders to be held in 2024, and the initial Class III Directors shall serve for a term expiring at the annual meeting of stockholders to be held in 2025. Pursuant to Section 103(f) of the Delaware General Corporation Law, the correction was effective as of May 10, 2022, the date on which the Restated Certificate was originally filed with the Secretary of State of the State of Delaware. The foregoing description of the Certificate of Correction is qualified in its entirety by reference to the full text of the Certificate of Correction attached as Exhibit 3.2 hereto and incorporated herein by reference.

Item 6. Exhibits.

Exhibit Number	Description
3.1*	Third Amended and Restated Certificate of Incorporation of the Company
3.2	Certificate of Correction to Third Amended and Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on November 7, 2022.
3.3*	Amended and Restated By-laws of the Company.
4.1*	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-264335).
10.1	PepGen Inc. Non-Employee Director Compensation Policy, effetive July 1, 2022
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002..
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

PEPGEN INC.

Date: November 10, 2022	By:	/s/ James McArthur
James McArthur
Chief Executive Officer

Date: November 10, 2022	By:	/s/ Noel Donnelly
Noel Donnelly
Chief Financial Officer