Form 10-K
period 2022-12-31
PepGen Inc.
filed 2023-03-23
CIK 1835597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________________ TO _____________________

Commission File Number 001-41374

PEPGEN INC.

(Exact name of Registrant as specified in its Charter)

Delaware	85-3819886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
321 Harrison Avenue Boston, MA	02118
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 797-0979

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	PEPG	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on Nasdaq Global Select Market on March 15, 2023, was $114.2 million. The number of shares of Registrant’s Common Stock outstanding as of March 15, 2023 was 23,781,905.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

Auditor Firm Id:	185	Auditor Name:	KPMG LLP	Auditor Location:	Phoenix, AZ, USA

i

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, or 10-K, contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management and which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this 10-K include, but are not limited to, statements about:

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions, and are subject to change due to known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk Factors” and elsewhere in this 10-K. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. You should read this 10-K and the documents that we reference in this 10-K and have filed with the Securities and Exchange Commission completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

The forward-looking statements in this 10-K represent our views as of the date of this 10-K. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this 10-K.

In addition, statements that ‘‘we believe’’ and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain.

This 10-K also contains estimates, projections and other information concerning our industry, our business and the markets for our programs and product candidates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from our own internal estimates and research as well as from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. While we are not aware of any misstatements regarding any third-party information presented in this 10-K, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties and are subject to change based on various factors, including those discussed under the section titled “Risk Factors” and elsewhere in this 10-K.

TRADEMARKS

This Annual Report on Form 10-K contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

SUMMARY OF RISK FACTORS

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

The summary risk factors described above should be read together with the text of the full risk factors below in the section titled “Risk Factors” in Part I, Item 1.A. and the other information set forth in this Annual Report on Form 10-K, as well as in other documents that we file with the U.S. Securities and Exchange Commission (SEC). The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company advancing the next generation of oligonucleotide therapeutics with the goal of transforming the treatment of severe neuromuscular and neurologic diseases. Our Enhanced Delivery Oligonucleotide, or EDO, platform is founded on over a decade of research and development and leverages cell-penetrating peptides to improve the uptake and activity of conjugated oligonucleotide therapeutics. This technology was initially developed through a collaboration between researchers at the University of Oxford and the Medical Research Council of United Kingdom Research and Innovation. We have in-licensed an extensive patent portfolio from these institutions to support the further advancement and potential commercialization of our EDO platform. Our EDO peptides are engineered to optimize tissue penetration, cellular uptake and nuclear delivery, and in preclinical studies we have observed their ability to transport oligonucleotides into a broad range of target tissues, including smooth, skeletal, and cardiac muscle and the central nervous system, or CNS. Furthermore, the high levels of pharmacological activity observed in preclinical studies support our belief that our EDO platform technology has the potential to deliver therapeutic agents to the cell nucleus. Using these EDO peptides, we are generating a pipeline of oligonucleotide therapeutic candidates that target the root cause of serious diseases.

We are currently in clinical-stage development and completed a first-in-human Phase 1 clinical trial in healthy volunteers, or HV, with our lead product candidate, PGN-EDO51, in the third quarter of 2022. We are developing PGN-EDO51 to treat individuals with Duchenne muscular dystrophy, or DMD, whose mutations are amenable to an exon 51-skipping therapeutic approach. An exon is a segment of a gene that – together with other exons – contains the code that is translated into a protein. Exon skipping is a therapeutic modality that enables mutations in the gene to be bypassed, thereby repairing this code and enabling production of a truncated, yet functional version of the target protein. In a Phase 1 clinical trial, treatment with PGN-EDO51 resulted in the highest levels of exon skipping and oligonucleotide delivery in humans following a single dose when compared to publicly available data for other approaches. PGN-EDO51 was found to be generally well-tolerated at pharmacologically relevant dose levels in this study. In non-human primate, or NHP, studies, PGN-EDO51 at a dose of 30 mg/kg achieved over 70% exon 51 skipping in skeletal muscle, including diaphragm, and in mdx mouse studies, dystrophin levels of over 80% were observed in skeletal muscle following a single 60 mg/kg dose of PGN-EDO23, the murine analogue of PGN-EDO51. These results represent what we believe to be the highest level of exon 51 skipping in NHP skeletal muscle at tolerable target dose levels, and the highest level of dystrophin production in mdx mouse skeletal muscle when compared to other clinical-stage DMD therapeutic candidates. In addition, in head-to-head NHP studies, we observed that PGN-EDO51 had greater activity than R6G-PMO, which we believe to be structurally equivalent to Sarepta Therapeutics, Inc.’s, or Sarepta’s, SRP-5051, the most clinically advanced peptide-ASO conjugate. Moving forward, our clinical development program comprises two, parallel Phase 2 studies of PGN-EDO51 in DMD patients whose disease is amenable to an exon 51 skipping approach. The first study, CONNECT1-EDO51, is expected to be an open-label, multiple ascending dose, or MAD, study to open in Canada in the first half of 2023, with initial dystrophin, exon skipping and safety data anticipated in 2024. The second study, CONNECT2-EDO51, is expected to be a global, randomized, double-blind, placebo-controlled MAD clinical trial, or RCT, anticipated to open in the second half of 2023, pending clearance by the U.S. Food and Drug Administration, or FDA, of an Investigational New Drug, or IND filing, and/or clearance by the European Medicines Agency of a Clinical Trial Application, or CTA, in each case, anticipated in the second half of this year. Learnings from the open-label Phase 2 study will inform the conduct of the global RCT which is intended to support a potential accelerated approval pathway for PGN-EDO51. Building on the high levels of exon skipping and tissue concentration observed in our Phase 1 trial, we believe that repeat dosing of PGN-EDO51 may lead to the accumulation of exon 51 skipped transcript and dystrophin protein in patients, which may in turn drive meaningful clinical benefit for those who live with this devastating, progressive, life-shortening disease.

We are also developing PGN-EDODM1 for the treatment of myotonic dystrophy type 1, or DM1, and are utilizing what we believe to be a unique mechanism of action. The therapeutic oligonucleotide component of PGN-EDODM1 is engineered to bind to the cytosine-uracil-guanine (CUG) repeat expansion present in the DMPK mRNA of DM1 patients, thus potentially reducing the ability of these trinucleotide repeats to sequester MBNL1, a critical transcription factor. The liberation of MBNL1 in turn leads to the correction of downstream mis-splicing events that are evident in DM1, and thus we believe this approach – which is not designed to knock down DPMK – is intended to directly addresses the underlying genetic defect of this disease. Treatment with PGN-EDODM1 resulted in the robust correction of mis-splicing in preclinical models with both long and short CTG repeats, including in the HSALR mouse model, where complete reversal of myotonia was also observed following a single dose. Furthermore, the oligonucleotide concentrations that were observed to be pharmacologically active in this mouse model of DM1 were found to be comparable to the tissue concentrations of oligonucleotide in human muscle observed in our clinical trial of PGN-EDO51. We expect to open our FREEDOM-DM1 Phase 1 randomized, placebo-controlled single ascending dose, or SAD, clinical trial of PGN-EDODM1, in DM1 patients in the first half of 2023, with functional assessments, correction of mis-splicing and safety data anticipated in 2024. Based on data obtained in our Phase 1 HV study of PGN-EDO51, we believe that PGN-EDODM1 has the potential to achieve tissue concentrations in people living with DM1 that could lead to clinically meaningful outcomes.

In addition to these lead candidates, we are developing EDO therapeutics for further DMD exon skipping populations, including exon 53-, 45- and exon 44-skipping amenable patients, and have observed robust exon skipping levels in NHP for our PGN-EDO53 program, and in wild-type human cells for our PGN-EDO45 and PGN-EDO44 programs. We have also initiated research efforts for additional indications, including neuromuscular diseases and neurologic disorders, and from this pipeline of candidates we anticipate advancing additional programs into clinical trial application, or CTA and investigational new drug, or IND-enabling studies in 2024.

The advent of oligonucleotide therapeutics represented a major advance in the history of the biopharmaceutical industry. Oligonucleotide therapeutics are a nucleic acid-based genetic medicine modality that is designed to target the root cause of many diseases through the modulation of RNA expression and processing. These therapeutics have demonstrated clinical benefit and been approved for the treatment of multiple diseases. The approved drugs within this category include antisense oligonucleotides, or ASOs, which are short, synthetic, single-stranded oligonucleotides designed to inhibit or modify expression of protein and RNA.

However, despite the considerable potential of oligonucleotides as a therapeutic class, the challenges associated with their delivery has limited the development of these therapies in certain disease areas. On their own, oligonucleotides therapeutics are not readily distributed to heart and skeletal muscle, the key tissues affected in neuromuscular diseases, and are not efficiently taken up into these cells.

Our EDO Platform

To address this challenge, we engineered our proprietary EDO technology to optimize tissue penetration, cellular uptake and nuclear delivery, which we believe may enhance the therapeutic activity of oligonucleotides and improve the tolerability of these genetic medicines. Our platform is based on novel cell-penetrating EDO peptides that were developed through an iterative process which selected simultaneously for high cellular uptake, biodistribution to key muscle targets, including cardiac tissue, and improved tolerability. We utilize phosphorodiamidate morpholino oligomers, or PMOs, a type of ASO chemistry that confers enhanced stability, in our approach, and these therapeutic cargos are conjugated to one of our optimized, proprietary, novel EDO peptides to generate our lead EDO product candidates. We are continuing to build and develop this platform technology as we expand into new therapeutic areas.

Using this novel, proprietary platform, we are developing a broad pipeline of disease-modifying EDO candidates to treat a variety of degenerative neuromuscular and neurologic diseases. Our platform is designed to offer the following advantages compared to existing oligonucleotide approaches:

•
Enhanced delivery to skeletal muscle, including diaphragm, cardiac muscle and the CNS.
•
Improved activity, which we have observed in a clinical trial and in preclinical studies:
o
In healthy volunteers, we observed the highest levels of exon skipping and oligonucleotide delivery in humans following a single dose of PGN-EDO51 when compared to publicly available data for other exon 51 skipping approaches;
o
In NHPs, we observed what we believe to be the highest rate of exon 51 skipping in skeletal muscles, including the diaphragm, at tolerable target dose levels of PGN-EDO51 compared to the reported data for any approved therapeutic or known developmental candidate;
o
In the mdx mouse model, we observed the highest level of dystrophin production in skeletal muscle following a single dose of PGN-EDO23, the murine analogue of PGN-EDO51, when compared to what has been reported for clinical-stage DMD therapeutic candidates.
•
An enhanced balance between activity and tolerability, which is designed to afford our product candidates a wider therapeutic index.
•
Robust, scalable and cost-efficient manufacturing that does not require cell-based processes.
•
Accelerated and efficient pipeline development of therapeutic candidates enabled by use of the same EDO peptide across all our initial programs.

Our Portfolio

We are harnessing the power of our EDO platform to generate a pipeline of oligonucleotide therapeutic candidates. Our EDO conjugates have been engineered to successfully target the root cause of serious diseases and to exhibit a favorable tolerability profile. We are initially focused on addressing neuromuscular indications and are building a portfolio of therapeutic candidates to address the underlying genetic mutations found in DMD and DM1, with our current pipeline being comprised of five programs. We anticipate expanding this pipeline to include other neuromuscular targets as well as opportunities in neurologic indications and intend to leverage the modular, scalable nature of our EDO technology to support our expansion into these new therapeutic areas. Our lead product candidates, PGN-EDO51 and PGN-EDODM1, target a large potential market opportunity, with approximately 135,000 DMD exon 51 and DM1 patients across the United States, Europe and Japan, and we own worldwide development and commercialization rights to all our programs.

PGN-EDO51

Our lead product candidate is PGN-EDO51, an EDO peptide conjugated to a PMO therapeutic cargo, which we are developing for the treatment of DMD patients with mutations amenable to an exon 51-skipping approach. DMD is a debilitating X-linked recessive muscle-wasting disease that predominantly affects boys, and arises due to the presence of mutations in the gene encoding dystrophin, a protein necessary for normal muscle function. It is one of the most prevalent rare genetic diseases globally, with up to 15,000 DMD patients in the United States, approximately 25,000 DMD patients in Europe and 5,000 in Japan. It is thought that 13% of patients with DMD have mutations that are amenable to treatment with an exon 51-skipping therapeutic approach, and thus the estimated exon 51 patient population is approximately 2,000 in the United States, 3,200 in Europe and 700 in Japan. DMD patients typically succumb to cardiac and respiratory failure in their early adulthood with a mean lifespan of approximately 25 years. There is no cure for DMD and there are no treatments that have clinically demonstrated a meaningful impact on disease progression.

PGN-EDO51 is designed to splice out exon 51 of the dystrophin pre-mRNA, resulting in the restoration of the open reading frame of the dystrophin transcript and the production of a shortened, yet functional dystrophin protein. In a Phase 1 clinical trial of PGN-EDO51, we observed the highest levels of exon skipping and oligonucleotide concentration in muscle in humans following a single dose, when compared to publicly available data for other exon 51 skipping approaches. In wild-type NHP studies, at tolerable doses, we have observed what we believe is the highest rate of exon 51 skipping in skeletal muscle, including diaphragm, based on cross-trial comparisons with publicly available data for any approved therapeutic or known developmental candidate. These cross-trial comparisons were conducted with data published by Sarepta for EXONDYS 51® (eteplirsen), and by Dyne Therapeutics, Inc, or Dyne for DYNE-251. In addition, in head-to-head NHP studies, we observed that PGN-EDO51 had greater activity than R6G-PMO at the same dose level, a comparator compound that we believe to be structurally equivalent to Sarepta’s SRP-5051, the most clinically advanced peptide-ASO conjugate. At a dose of 10 mg/kg, PGN-EDO51 exhibited approximately as much exon skipping activity as a 3-fold higher dose, i.e., 30 mg/kg, of R6G-PMO. In the mdx mouse model, we observed the highest level of dystrophin production in skeletal muscle following a single dose of PGN-EDO23, the murine analogue of PGN-EDO51, when compared to other clinical-stage DMD therapeutic candidates. Our Phase 1 clinical trial also indicated that PGN-EDO51 was generally well-tolerated at pharmacologically relevant dose levels. In 2023, we anticipate opening two clinical trials in DMD patients amenable to an exon 51 skipping approach. CONNECT1-EDO51 is an open-label MAD study to open in Canada in the first half of 2023, with initial dystrophin, exon skipping and safety data anticipated in 2024. CONNECT2-EDO51 is a multinational, randomized, placebo-controlled MAD clinical trial anticipated to open in the second half of 2023, and is designed to potentially support a future potential accelerated approval pathway.

PGN-EDODM1

We are developing PGN-EDODM1, an EDO peptide-conjugated PMO, for the treatment of DM1. DM1 is a monogenic, autosomal dominant, progressive disorder that primarily affects skeletal, cardiac and smooth muscles as well as the CNS, resulting in significant physical, cognitive and behavioral impairments and disability. The burden of disease is significant, and many patients have a shortened lifespan. DM1 is caused by an abnormal trinucleotide repeat expansion in a region of the DMPK gene and is estimated to affect approximately 40,000 patients in the United States, 75,000 patients in Europe and 15,000 patients in Japan. There are currently no approved therapies for the treatment of DM1.

PGN-EDODM1 leverages the same EDO peptide as PGN-EDO51 to deliver a PMO into muscle cells that binds to the cytosine-uracil-guanine, or CUG, trinucleotide repeat expansion present in the DMPK mRNA, thus reducing the ability of these trinucleotide repeats to sequester MBNL1, a critical RNA processing protein. This approach – which is not designed to knock down DPMK – directly addresses the underlying genetic defect of this disease, and we have observed robust levels of activity in preclinical models with both long and short CTG repeats. In DM1 patient cells ex vivo, we observed that treatment with PGN-EDODM1 led to the robust correction of multiple downstream mis-spliced transcripts and a reduction in toxic nuclear foci. In our in vivo preclinical studies, a single dose of PGN-EDODM1 was observed to correct the molecular and functional phenotypes presented in the human skeletal actin – long repeat, or HSALR, mouse model of disease, ameliorating downstream mis-splicing events, reversing myotonia and normalizing mobility. We also observed that the molecular correction effected by PGN-EDODM1 in this preclinical mouse model exhibited a durability of effect that was in excess of six months. Furthermore, the tissue concentrations of oligonucleotide that were found to be pharmacologically active in the HSALR mouse model were similar to those observed for PGN-EDO51 in human muscle in a Phase 1 study, supporting our belief in the ability of PGN-EDODM1 to achieve potentially safe and effective therapeutic levels of oligonucleotide in the clinic. We expect to open our FREEDOM-DM1 Phase 1, randomized, placebo-controlled SAD clinical trial of PGN-EDODM1 in DM1 patients in the first half of 2023, with functional assessments, correction of mis-splicing and safety data anticipated in 2024.

Additional DMD Programs

We are developing additional EDO therapeutics for further DMD patient populations, including PGN-EDO53, for the 8% of DMD patients who are amenable to an exon 53-skipping approach, PGN-EDO45, for the 8% of DMD patients who are amenable to an exon 45-skipping approach, and PGN-EDO44, for the 6% of DMD patients who are amenable to an exon 44-skipping approach. These programs utilize the same EDO cell penetrating peptide as our exon 51-skipping product candidate, PGN-EDO51, which we believe will allow us to leverage our drug development experience with this peptide, and in this indication, to rapidly drive our exon 53, 45 and 44-skipping product candidates forward. In a NHP study of PGN-EDO53, we observed single-dose exon skipping levels that were almost seven times higher than those observed for R6G-PMO53, a relevant comparator peptide-PMO conjugate approach. For PGN-EDO45, high, dose-dependent levels of exon skipping were observed in wild-type human myoblasts, with our nominated candidate outperforming the R6G-PMO45 comparator at every dose level assessed. Finally, our PGN-EDO44 nominated candidate also exhibited high, dose-dependent levels of exon skipping in wild-type human myoblasts. We anticipate providing further updates on these programs as preclinical development continues.

Expanding the Applications and Scope of Our EDO Platform

New indications with PMO therapeutics

We intend to leverage our deep understanding of our EDO platform and oligonucleotide therapeutic candidates to develop additional product candidates for other indications. We believe the ability of our EDO technology to deliver exon skipping therapeutics to muscle cells, including cardiac muscle cells, as well as the CNS is largely independent of the exact sequence of the PMO. As such, by leveraging our preclinical data and the plug-and-play nature of our EDO platform, we believe that we are well positioned to develop additional product candidates with the potential to drive clinically relevant therapeutic outcomes in other neuromuscular diseases as well as neurologic indications.

New cargos

We believe that our EDO technology has the potential to facilitate the delivery of multiple classes of oligonucleotide therapeutics. To date, our efforts have primarily focused on the delivery of PMOs, but we are also actively pursuing the expansion of our cargo scope to other nucleic acid species.

New peptide technologies

We intend to further establish our expertise and competitive position in the field of oligonucleotide delivery through the ongoing research and development of new cell penetrating peptides. We will leverage our extensive experience in this field to design new peptides that target specific tissue types, and will seek to further optimize the tissue, cellular and nuclear delivery of our EDO platform technology.

Our Culture and Team

Our mission is to deliver transformative therapeutics to those in need, and we believe our innovative technology is well-positioned to effect this change for patients, families and the broader healthcare community. As a company, we value:

•
Research: We are a data-driven scientific company at heart, and we approach our work with an evidence-based mindset;
•
Innovation: We are always exploring new ways to learn, build and improve across all facets of our company;
•
Integrity: We act ethically and honestly in both our scientific and business conduct; and
•
Responsibility: As a therapeutic company, we appreciate the impact our work has on patients and their families.

In support of our mission, we have assembled a leadership team with deep experience in research and development, clinical translation, regulatory affairs and corporate development. Our Chief Executive Officer, James McArthur, Ph.D., brings over 25 years of industry experience to the company, including senior leadership and Board roles at Imara Inc., Cydan LLC and Nightstar Therapeutics plc, with a specific focus on rare disease therapeutics. Dr. McArthur is ably supported by Noel Donnelly, M.B.A., our Chief Financial Officer, who has over 25 years of experience in financial planning and analysis, business analytics and portfolio management and has held roles at EIP Pharma Inc., Takeda Pharmaceuticals, Inc., and Shire HGT; Jaya Goyal, Ph.D., our Executive Vice President of Research and Preclinical Development, who has held roles at Wave Life Sciences Ltd., and Biogen Inc., and brings considerable experience in bioanalytical studies, biomarkers and pharmacology across a broad range of preclinical-, clinical- and commercial-stage programs; Michelle L. Mellion, M.D., our Senior Vice President, Clinical Development, who is double Board-certified in neurology and clinical neurophysiology and has held roles at Fulcrum Therapeutics, Inc., Vertex Pharmaceuticals, Inc., and Biogen Inc; Niels Svenstrup, Ph.D., our Senior Vice President of Chemistry, Manufacturing and Control, who has extensive experience in the manufacturing and release of peptide drugs for late-stage clinical programs and has held roles at Ascendis Pharma A/S, Cydan LLC, and Lundbeck A/S, amongst others. We have established a strong scientific advisory board, who bring a wealth of expertise from both the indication and therapeutic modality perspectives in their roles as academics, clinicians and drug developers.

We were founded in 2018 with technology spun out from the University of Oxford and the Medical Research Council of United Kingdom Research and Innovation to further develop and commercialize this novel peptide delivery approach. This technology was created and refined over a decade by Michael Gait, Ph.D. and Professor Matthew Wood, M.D., Ph.D. We have exclusively licensed the patents, patent applications and know-how associated with this technology.

Our Strategy

Our goal is to become a leading biopharmaceutical company focused on the development and commercialization of oligonucleotide therapies to transform the lives of patients with severe neuromuscular and neurologic diseases. We aim to accomplish this goal by implementing the following strategies:

•
Advance our lead product candidate, PGN-EDO51, through clinical trials and potential regulatory approval. We are developing PGN-EDO51 to treat individuals with DMD whose mutations are amenable to an exon 51-skipping therapeutic approach. There is no cure for DMD and there are no treatments that have demonstrated a significant impact on disease progression in the clinic. In a Phase 1 clinical trial of PGN-EDO51, we observed the highest levels of exon skipping and oligonucleotide delivery to muscle in humans following a single dose when compared to publicly available data for other exon 51 skipping approaches. In wild-type NHP studies, we observed what we believe to be the highest rate of exon 51 skipping in skeletal muscle, including the diaphragm, at tolerable target dose levels when compared to any approved therapeutic or known developmental candidate, and in mdx mice we observed the highest level of dystrophin production in skeletal muscle following a single dose when compared to such data reported for other clinical-stage DMD candidates. Furthermore, in a head-to-head study conducted in NHP, we observed that PGN-EDO51 had greater activity than R6G-PMO at the same clinically-relevant dose level, a comparator compound that we believe to be structurally equivalent to Sarepta’s SRP-5051, the most clinically advanced peptide-ASO conjugate. In our Phase 1 clinical trial, we also observed that PGN-EDO51 was generally well-tolerated at pharmacologically relevant dose levels. In 2023, we anticipate opening two clinical trials in DMD patients amenable to an exon 51 skipping. CONNECT1-EDO51 is an open-label MAD study to open in Canada in the first half of 2023, with initial dystrophin, exon skipping and safety data anticipated in 2024. CONNECT2-EDO51 is a multinational, randomized, placebo-controlled MAD clinical trial anticipated to open in the second half of 2023, and is designed to potentially support a future accelerated approval pathway.
•
Advance PGN-EDODM1 through clinical trials and potential regulatory approval. We are developing PGN-EDODM1 for the treatment of patients with DM1, and have observed robust pharmacological activity in preclinical models with both long and short CTG repeats. In a mouse model of DM1 we have observed that a single dose of PGN-EDODM1 corrected mis-splicing resulting in resolution of myotonia and improved mobility that was maintained for at least six months. The tissue concentrations of oligonucleotide that were found to be pharmacologically active in the HSALR mouse model were similar to those observed for PGN-EDO51 in human muscle in a Phase 1 study, supporting the ability of PGN-EDODM1 to achieve potentially therapeutic levels of oligonucleotide in the clinic. We believe that PGN-EDODM1 has the potential to transform the treatment of DM1, and we expect to open our FREEDOM-DM1 Phase 1, randomized, placebo-controlled SAD clinical trial of PGN-EDODM1 in DM1 patients in the first half of 2023. Functional assessments, correction of mis-splicing and safety data from this trial are anticipated in 2024. Furthermore, we believe that the successful development of PGN-EDODM1 would further support the EDO platform and demonstrate its potential to generate therapeutic candidates in neuromuscular indications beyond DMD.
•
Expand our pipeline of oligonucleotide therapeutic candidates for the treatment of additional DMD patient populations. We aim to expand our portfolio by pursuing additional programs where our EDO technology could improve clinical activity relative to current therapeutic approaches and address areas of great unmet need. For example, approximately one third of the mutations that cause DMD could be treated by exon-skipping therapeutics directed against exons 51, 53, 45 and 44. We are employing the same EDO technology used in PGN-EDO51 and PGN-EDODM1 for PGN-EDO53, PGN-EDO45 and PGN-EDO44, our exon-skipping therapeutic candidates for the treatment of individuals with DMD whose mutations are amenable to treatment with exon 53-, 45- and 44-skipping approaches respectively. We have observed high levels of exon skipping in NHP for PGN-EDO53, and in wild-type human cells for PGN-EDO45 and PGN-EDO44, and anticipate providing further updates on these programs as development progresses.
•
Leverage the full potential of our EDO technology to expand into other neuromuscular, neurological and cardiac disease areas. We have observed both clinically and preclinically that our EDO technology has the potential to efficiently deliver nucleic acid payloads such as ASOs to muscle cells, including cardiac muscle cells, and into key regions of the brain in NHP. We are looking to develop disease-modifying peptide-conjugated oligonucleotide candidates for the potential treatment of a variety of other neuromuscular and neurological indications and will assess alternative routes of administration, including intrathecal, as part of this process.
•
Utilize the modular nature of our EDO platform to evaluate new cargos and peptide technologies. We continue to optimize our EDO technology to increase our ability to drive the biodistribution of our conjugates to desired target tissues in the body. To accomplish this, we have built and continue to build our peptide chemistry and biology groups to further explore the structure-activity relationship of our existing EDO platform and to develop new delivery peptides. These next-generation peptides may allow us to develop potential disease-modifying therapeutic candidates for an expanded range of target indications. Furthermore, we believe that our EDO technology has the potential to facilitate the delivery of multiple classes of nucleic acid payloads, including other oligonucleotide therapeutics, and we will thus seek to expand the scope of the cargos that can be delivered by our EDO platform as part of our ongoing platform development work.
•
Maximize the value of our pipeline and our EDO platform by selectively exploring strategic collaborations. We have a disciplined strategy to maximize the value of our pipeline and currently have worldwide development and commercial rights to all of our product candidates. Given the potential of our EDO platform, we may opportunistically enter into strategic collaborations around certain geographies, targets or programs. We may seek to build such relationships where we believe the resources and expertise of a third-party pharmaceutical or biotechnology company could be beneficial to the development or commercialization of our product candidates; to the advancement of our programs in maximizing their market potential; or to the expansion of our platform capabilities.

Our EDO Platform

Overview

Our proprietary EDO platform is based on a novel, unique class of cell-penetrating peptides, or CPPs, that were designed to meaningfully enhance the tissue penetration, cellular uptake and nuclear delivery of oligonucleotide therapeutics. This technology is founded on over a decade of research and development that focused on improving the therapeutic utility of CPPs, resulting in a library of EDO peptides that mitigate the tolerability challenges observed with earlier cell-penetrating peptides. Using these EDO peptides, we are generating a pipeline of peptide-conjugated oligonucleotide therapeutic candidates that are engineered to successfully target the root cause of serious diseases and to exhibit a favorable tolerability profile. We believe that our approach to oligonucleotide delivery is potentially best-in-class, a belief that is supported by our observation of the highest levels of exon skipping and oligonucleotide delivery in humans following a single dose of PGN-EDO51 when compared to publicly available data for other exon 51 skipping approaches, and a generally well-tolerated profile for this product candidate observed, to date, at pharmacologically relevant dose levels. In wild-type NHP studies, we observed what we believe to be the highest rate of exon 51 skipping in skeletal muscle, including the diaphragm, at tolerable target dose levels compared to any approved therapeutic or known developmental candidate, and in mdx mice we observed the highest level of dystrophin production in skeletal muscle following a single dose when compared to other clinical-stage DMD candidates. For these human, NHP, and murine studies, such comparisons were conducted both across different trials with publicly available information, and in some instances with data obtained from head-to-head studies, and encompass unconjugated, peptide-conjugated, antigen binding fragment-conjugated and monoclonal antibody-conjugated oligonucleotide therapeutic approaches. The totality of the clinical and preclinical datasets that underpin our EDO technology highlight the potential ability of our CPP platform to address critical disease phenotypes in neuromuscular indications like DMD and DM1, with our lead

EDO therapeutic candidates being focused on these two indications. Our peptides also enable delivery of oligonucleotides across the blood-brain barrier, a characteristic which could support the future development of EDO therapeutics for neurologic indications.

Our EDO technology is designed to address the delivery challenges that limit oligonucleotide therapeutics.

The Therapeutic Potential of Oligonucleotides

The central dogma of biology—the transcription of DNA into RNA, and the subsequent translation of RNA into proteins—describes the flow of genetic information within the cell. DNA plays a critical, fundamental role in all biological processes, and while there exists considerable variation in the genetic code across the human population, certain alterations, or mutations, in an individual’s DNA sequence can lead to deleterious outcomes and disease pathologies. A genetic disease can be caused by a mutation in a single gene, known as a monogenic disorder, or by mutations in multiple genes, known as a multifactorial inheritance disorder. The term ‘genetic medicine’ encompasses disease-modifying therapeutic agents that are designed to alter and correct genetic mutations at the DNA or RNA level. These therapeutic agents can be divided into four categories – viral vector gene therapies, DNA/RNA editing approaches, small molecules and oligonucleotide therapeutics. Significant progress has been made in the field of genetic medicine over the last decade, and a number of genetic medicines have been approved or are in clinical development.

Oligonucleotide therapeutics are a nucleic acid-based genetic medicine modality that are designed to target the root cause of many diseases through the modulation of RNA expression and processing. The mechanisms of action of these medicines include interference with gene expression; degradation of toxic RNA species; alteration of gene translation; interference with interactions between RNA and other nucleic acids or proteins; endogenous human adenosine deaminase acting on RNA, or ADAR; site-directed RNA editing; and modulation of the splicing of genes, and each of these approaches can lead to profound biological effects.

The advent of oligonucleotide therapeutics represented a major advance in the history of the biopharmaceutical industry. Oligonucleotide therapeutics consist of strings of nucleotides, the building blocks of RNA and DNA, and mimic the structures of active nucleic acids in the body to reproduce or expand upon the typical activities of these species. The development of oligonucleotide therapeutics has increased the arsenal of potential therapeutic modalities and has enabled the targeting of a diverse set of diseases that have proven difficult to treat through other approaches. These therapeutic candidates are built around the sequences of their target RNA/DNA molecules, which offers them a high degree of specificity and affords them the ability to target pathogenic mutations and processes that cannot easily be addressed by conventional drugs. Oligonucleotide therapeutics have demonstrated clinical benefit and been approved for the treatment of multiple diseases, such as spinal muscular atrophy, familial hypercholesterolemia and hereditary transthyretin-mediated amyloidosis. These approved drugs span two classes – ASOs, which are short, synthetic, single-stranded oligonucleotides, and small interfering RNAs, or siRNAs, which are double-stranded oligonucleotides. ASOs and siRNAs both bind their target mRNAs or pre-mRNAs via complementary Watson-Crick base pairing, but differ in their respective modes of action. ASOs are designed to either (i) degrade target RNA species through an RNAse-H-mediated process, or (ii) modulate RNA-RNA and/or RNA-protein interactions through a steric blocking mechanism. In contrast, siRNAs are designed to silence a particular mRNA through the RNA interference, or RNAi, pathway. Across approved oligonucleotide therapeutics, in 2020, approximately $3.2 billion in sales were generated.

Therapeutic oligonucleotides are typically synthetic molecules that may contain modified nucleotide bases, sugars and phosphate linkages designed to overcome the historical limitations of unmodified oligonucleotides, including instability, immunogenicity and a poor pharmacological profile. Many approved oligonucleotides incorporate a modified oligonucleotide backbone in which the phosphate and ribose sugars are replaced by phosphorodiamidate morpholino groups. The resulting oligonucleotides – PMOs – are resistant to multiple hydrolases in serum, while their uncharged nature ensures that they do not interact strongly with proteins in a nonspecific way. PMOs have shown promising results in early-stage preclinical studies and have reached the clinic in a number of indications, including DMD. Sarepta’s marketed drug EXONDYS 51® (eteplirsen) is a PMO that was approved in 2016 but has left much room for improvement given its relatively low tissue and cell penetration and minimal induction of dystrophin production. Despite these challenges, EXONDYS 51® generated approximately $454 million in sales in the United States and Israel in 2021.

The Challenge of Oligonucleotide Delivery

In order for oligonucleotide therapeutics to exert their intended effect, they must first gain access to the intracellular space where RNA processing and translation occurs. Historically, the delivery of oligonucleotides to the interior of the cell proved challenging due to their high molecular weight and the lack of a specific mechanism to facilitate their transport across the cell membrane and into the cytoplasm and nucleus. Several methods have been developed to increase the cellular uptake of oligonucleotides, the most clinically advanced of which is the covalent attachment of cell-penetrating peptides, or CPPs. CPPs are designed to facilitate the transport of oligonucleotides across the plasma membrane, thus allowing these cargo species to reach their intracellular site of action. We believe that these capabilities are critical in enabling oligonucleotides to exert their intended therapeutic effect within the cell. Early research into CPPs showed that simple peptides consisting primarily of multiple arginine residues could increase the cellular uptake of oligonucleotides and increase their activity in modulating RNA splicing. However, a considerable number of these early CPPs were found to be highly toxic in animal models, and in many instances there existed a direct correlation between toxicity and activity, which limited the clinical translation and development of these first-generation delivery vectors.

Our Approach: A Solution for the Oligonucleotide Delivery Challenge

We engineered our proprietary EDO technology to optimize tissue penetration, cellular uptake and nuclear delivery, which we believe may enhance the therapeutic activity and improve the tolerability of oligonucleotide therapeutics. Our platform is based on novel cell-penetrating peptide technology, and our delivery vectors possess four key structural characteristics:

•
Two positively charged, arginine-rich regions, one at the N-terminus and the other at the C-terminus;
•
The interspersion of a specifically selected non-natural amino acid within the arginine-rich regions – these residues provide stability in the physiological environment, and confer other beneficial properties;
•
A central core rich in hydrophobic residues that separates the arginine-rich regions and plays a critical role in tissue and cell uptake;
•
A proprietary linker that plays a key role in modulating the therapeutic index of the resulting EDO conjugate.

Our EDO peptides were developed through an iterative optimization process that selected simultaneously for biodistribution to key muscle targets, including cardiac tissue; high cellular uptake; endosomal escape, where the therapeutic agent is released from the endosome sub-cellular compartment in a functional form; delivery to the cell nucleus; and reduced toxicity. We utilize PMOs in our approach, and these therapeutic cargos are conjugated to one of our optimized, proprietary, novel EDO peptides to generate our lead EDO product candidates. We are continuing to build and develop this platform technology as we expand into new therapeutic areas.

We optimized EDO peptides for properties that we believe are essential for therapeutics.

Advantages of Our Approach

Using our novel EDO platform, we are developing a broad pipeline of disease-modifying peptide-conjugated oligonucleotide candidates to treat a variety of degenerative neuromuscular diseases. We believe that our therapeutic candidates may offer the following advantages with the goal of enabling the safe and efficient delivery of oligonucleotide cargos:

•
Enhanced delivery to skeletal muscle, including diaphragm, cardiac muscle and the CNS: We have observed in preclinical studies that our peptides delivered their cargo oligonucleotide therapeutics to key neuromuscular tissues, allowing us to address multiple disease pathologies in multi-systemic indications such as DMD and DM1. Furthermore, we believe our EDO peptides support the ability to promote endosomal escape and facilitate the robust delivery of cargo oligonucleotides to the cell nucleus. This differentiating feature of our EDO platform has been observed in mice and NHPs across multiple tissue types, including those critical to neuromuscular indications – skeletal, smooth and cardiac muscle. We believe the ability of our EDO peptide to deliver oligonucleotides to the CNS could potentially address neurological phenotypes in these diseases as well.
•
Improved activity, which we have observed in a Phase 1 clinical study, in NHPs and in mdx mice, with potentially robust levels of activity observed in skeletal muscle: Our EDO platform exhibited consistently robust activity and acceptable tolerability in a single dose clinical study conducted in healthy volunteers, and in preclinical testing in NHPs under both single and repeat dosing regimens, and in a single dose study in mdx mice. For example, in a Phase 1 clinical study of PGN-EDO51, we observed the highest levels of exon skipping and oligonucleotide delivery in humans following a single dose when compared to publicly available data for other exon 51 skipping approaches. In NHP, a dose of 30 mg/kg of PGN-EDO51 achieved over 70% exon 51 skipping in skeletal muscle, including diaphragm, which we believe is the highest rate of exon 51 skipping reported for any approved therapeutic or known development candidate at tolerable target dose levels. In mdx mice, we observed the highest level of dystrophin production following a single dose when compared to other clinical-stage DMD therapeutic candidates.
•
Enhanced balance between activity and tolerability, which is designed to afford our platform a wider therapeutic index: Our delivery peptides have been specifically engineered to achieve a wide therapeutic index, and we have observed robust activity and an improved tolerability profile in NHPs when compared to data published on previous CPPs. In a Phase 1 clinical study, our lead EDO candidate was found to be generally well-tolerated at pharmacologically relevant dose levels. We believe this characteristic is a promising step-change over the narrow therapeutic index observed for previous generations of cell-penetrating peptides.

•
Robust, scalable and cost-efficient manufacturing that does not require cell-based processes: We have developed a modular manufacturing process that is highly scalable, easily characterizable, and utilizes readily-available building blocks. This process is fully synthetic in nature and does not rely on microbial fermentation, thus substantially reducing the risk of introducing microbial DNA or protein into our product candidates.
•
Accelerated and efficient development of pipeline therapeutic candidates enabled by use of a single EDO peptide across all our initial programs: We currently utilize the same EDO delivery peptide across all our programs, and we envisage that many of our future pipeline opportunities will also leverage our extensive experience with this CPP. We intend to apply our knowledge and learnings from our current lead programs in order to efficiently pursue our future programs, and we will additionally aim to take advantage of economies of scale in our manufacturing processes.

Foundation of Our EDO Platform

A platform built on intelligent design principles and a decade of science

Our EDO peptide platform is the result of over a decade of research conducted in the academic laboratories of our founders Michael Gait, Ph.D. at the Medical Research Council Laboratory of Molecular Biology in Cambridge, UK, and Professor Matthew Wood, M.D., Ph.D. at the University of Oxford. Their pioneering work brought significant advances in CPP technology, moving the field beyond a heavy reliance on arginine residues to drive cellular uptake of oligonucleotide cargos. Together, Gait and Wood developed a new generation of CPPs focused on oligonucleotide delivery, and optimized these peptides for tissue penetration, cellular uptake and nuclear delivery, along with improved tolerability in animal models.

The first generation of Gait and Wood cell-penetrating peptides were termed the ‘Pip’ series. As part of the ongoing collaboration between these two academic groups, a range of Pip-PMO conjugates were screened for their activity both in vitro and in the well-established mdx mouse model of Duchenne muscular dystrophy. While the Pips exhibited robust activity in preclinical models, they were ultimately determined to be non-viable as therapeutic candidates due to their considerable renal toxicity. However, this early work did provide considerable insight into the structure-activity relationship of this class of molecules.

The poor tolerability profile of the Pips and other early cell-penetrating peptides established a clear need for a step-change in this field. Through an intelligent design process, multiple families of ‘DPEP’ peptides were created to address the limitations associated with previous generations of CPP technology. These novel, unique peptides have overcome the tolerability issues of their predecessors and yet retain the considerable activity of the Pip peptides – a profile that we believe renders the DPEPs well-positioned for therapeutic development. The DPEP peptides underpin our EDO platform, and it is from this portfolio that we have selected and validated the EDO peptide that drives the therapeutic potential of our clinical leads.

Our EDO technology was developed over more than a decade of research into CPPs.

Comparison with Precursor Technologies

In mouse models, we have observed that our delivery peptides retain the robust activity of previous generations of high arginine content CPPs, and yet possess an improved tolerability profile that we believe increases their likelihood of successful clinical translation. During our extensive preclinical assessments of these novel peptides in murine and NHP models, we have succeeded in efficiently delivering nucleic acid payloads to their targets, and have achieved meaningful levels of activity without the dose-limiting toxicities that have traditionally been associated with other peptides in this class of intracellular delivery agents.

In order to demonstrate that our EDO platform possesses an improved therapeutic index over precursor CPPs – in this instance the ‘Pip’ peptides previously developed by Gait and Wood – we assessed the exon skipping efficiency and tolerability of a number of CPP-PMO conjugates in wild-type mice by utilizing the well-established ASO sequence that skips exon 23 of the murine dystrophin mRNA. As seen in the figure below, we observed in this study that the EDO conjugates retained the high levels of activity seen with the Pip conjugates – over 75% exon skipping was observed in the tibialis anterior, or TA, when measured by RT-PCR following a single dose of 30 mg/kg – while the post-administration urinary levels of Kidney Injury Molecule-1, or KIM-1, a marker of renal toxicity, were reduced by a factor of over 100. Thus, we believe that our EDO technology potentially possesses a wider therapeutic index than these precursor CPPs, which we believe supports the further development and clinical translation of our product candidates and platform.

Our EDO technology has a wider therapeutic index than precursor CPP-PMOs. Graph plotted as mean ± SEM, n = 10 per group for saline control; 3 per group for Pip-PMO conjugate; 6 per group for EDO conjugate.

We believe that this finding represents a true step-change in the CPP field. While traditional CPPs traded activity for tolerability, often because they contained a high absolute number and concentration of arginine residues, our novel delivery peptides are designed to decouple this relationship. We believe the unique structural characteristics of the EDO peptides allow this class of CPPs to retain impressive cell penetration and oligonucleotide delivery while mitigating the unacceptable toxicities seen with earlier generations of CPPs, including the Pips. In driving our pipeline forward, we are seeking to leverage these critical characteristics with the goal of developing a safe and effective portfolio of EDO therapeutics.

Comparison with Other Oligonucleotide Delivery Technologies in Development

Other CPP-PMO approaches

There are a number of other peptide-mediated approaches that are currently being developed for the delivery of oligonucleotide therapeutics. Of these, we have, through an extensive review of publicly available presentations and patent applications, hypothesized that the most clinically advanced peptide-based delivery approach for oligonucleotides utilizes the cell-penetrating properties of a hexa-arginine sequence with an additional glycine residue. We refer to this CPP as R6G herein and have conducted extensive head-to-head preclinical studies to compare the biodistribution and activity of our model of this moiety with our novel EDO peptides.

We have observed robust in vivo activity of our EDO technology in a number of animal models, with this activity being significantly higher when compared to our model of the competing R6G approach. In a head-to-head preclinical study conducted in wild-type mice using the established exon 23-skipping antisense oligonucleotide, a single 10 mg/kg intravenous dose of our EDO conjugate resulted in exon skipping levels in the TA that were four-fold higher than those induced by the R6G conjugate at the same dose when measured by RT-PCR seven days after dosing. In a repeat-dose preclinical study in mice, three 30 mg/kg intravenous doses of our EDO conjugate every two weeks resulted in exon skipping levels in the heart that were seven-fold higher than those of the R6G conjugate, also dosed three times at 30 mg/kg, when measured by RT-PCR seven days after the last dose. We believe the higher level of exon skipping achieved in this study supports the ability of our EDO technology to successfully deliver oligonucleotides to cardiac tissue, which in turn provides us with an opportunity to address the primary cause of death in DMD patients.

In preclinical studies, single and multiple doses of our EDO conjugate led to increased exon skipping compared to the R6G conjugate. Graphs plotted as mean ± SEM; **** denotes extremely significant, p < 0.0001; n = 5 per group for single dose activity, n = 8 per group for repeat dose activity.

Antibody-oligonucleotide approaches

In addition to the CPP-PMO approaches described above, a number of groups are developing antibody-oligonucleotide conjugates with the aim of enhancing the delivery and activity of their cargo therapeutics. These groups utilize both antigen-binding fragments, or Fabs, and monoclonal antibodies, or mAbs, as delivery vectors, to target specific cell surface receptors. We believe our EDO platform offers significant potential benefits over such approaches, including:

•
More efficient tissue penetration due to the small size of our EDO delivery peptides relative to an antibody or antibody fragment;
•
The ability to deliver across the blood-brain barrier to the CNS;
•
Limited immunogenicity or risk of complement activation due to the considerably lower protein load associated with our EDO peptides; and
•
A scalable, facile, fully-synthetic manufacturing process with no cell-based steps that is supported by a readily-characterizable drug product.

We believe these benefits support the further development and clinical translation of our suite of EDO product candidates and underpin our robust competitive position in the neuromuscular and neurologic disease space.

Improved Biodistribution of the EDO platform

We believe that our EDO platform has the potential to achieve robust delivery of cargo therapeutics to a very broad range of target tissues, a characteristic that may provide a critical advantage for our technology in the neuromuscular and neurologic disease space. Following a single intravenous dose of PGN-EDO51 in NHPs, quantifiable levels of PMO were observed in muscle tissues throughout the body one week after administration, including in cardiac muscle, as well as in brain tissues such as cerebral cortex and cerebellum. We believe this broad biodistribution highlights the potential of our technology to deliver to critical yet difficult-to-reach tissue types like cardiac muscle, and robustly positions our EDO platform in the treatment of diseases with multi-systemic pathologies, like DMD and DM1.

A single administration of PGN-EDO51 in NHPs led to tissue exposure of the cargo PMO therapeutic in muscle and brain tissue one week after dosing. Graph plotted as mean ± SEM; n = 2 per group; CC = cerebral cortex, LLOQ = lower limit of quantification.

Furthermore, we are particularly excited by the potential of this technology to deliver therapeutic agents to the CNS with intravenous dosing. While the levels of the cargo PMO in the cerebral cortex and cerebellum are lower than for the other tissue types investigated, this biodistribution study provides robust evidence to suggest that our peptides are capable of delivering conjugated cargo moieties across the blood-brain barrier, a characteristic which may in turn allow us to address the CNS phenotypes that are evident in DM1 patients. In addition, we believe that this result supports the future development of EDO therapeutics for neurologic indications, and work is ongoing to further understand the ability of our EDO platform technology to deliver cargos to various regions of the brain and CNS.

Scalable Manufacturing Process

Our manufacturing process is modular in nature – the peptide and oligonucleotide components are assembled using readily available building blocks, and are subsequently conjugated using well-established methodologies. This process is fully synthetic and does not rely on microbial fermentation, thus substantially reducing the risk of introducing microbial DNA or protein into our product candidates. Furthermore, our manufacturing process is highly scalable and easily characterizable – attributes that we will seek to leverage to support the rapid development and clinical translation of our EDO conjugate therapeutics. We have produced, manufactured and released multiple cGMP batches, and have successfully utilized this material in a Phase 1 clinical trial.

We have developed a robust manufacturing process for our EDO product candidates.

Accelerated and Efficient Pipeline Development

Our initial preclinical programs leverage the same EDO peptide to enhance the delivery and cellular and nuclear uptake of oligonucleotide therapeutic candidates. We intend to apply our deep understanding of our EDO platform and current preclinical programs to support the rapid development of additional product candidates for other neuromuscular and neurologic indications. We believe that the ability of our EDO peptides to deliver exon skipping therapeutics to muscle cells, including cardiac muscle cells, is largely independent of the exact sequence of the PMO. Therefore, by leveraging our existing preclinical data and the plug-and-play nature of our EDO platform, we believe that we are well-positioned to rapidly develop additional product candidates with the potential to drive clinically relevant therapeutic outcomes across a wide variety of tissue types. We have observed the validity of this approach with one of our product candidates by moving from concept to completion of an NHP study in less than 18 months.

Our Portfolio: An Initial Focus on Neuromuscular Diseases

We are harnessing the power of our EDO platform to generate a pipeline of oligonucleotide therapeutic candidates. Our EDO conjugates have been engineered to successfully target the root cause of serious diseases while maintaining a tolerability profile that is acceptable for clinical use. We are initially focused on addressing neuromuscular indications and are building a portfolio of therapeutic candidates to address the underlying genetic mutations found in DMD and DM1, with our current pipeline being comprised of five programs.

We anticipate expanding this pipeline to include other neuromuscular targets, along with opportunities in neurologic indications, and we will seek to leverage the modular, scalable nature of our EDO technology to support our rapid expansion into these new therapeutic areas. We have worldwide development and commercialization rights to all our programs.

PGN-EDO51

Overview

Our initial product candidate is PGN-EDO51, an EDO peptide conjugated to a PMO, that we are developing for the treatment of DMD patients with mutations amenable to an exon 51-skipping approach. PGN-EDO51 is designed to splice out exon 51 of the dystrophin pre-mRNA, resulting in the restoration of the open reading frame of the dystrophin transcript and production of an internally deleted, yet functional dystrophin protein. In a Phase 1 clinical trial of PGN-EDO51, we observed the highest levels of exon skipping and oligonucleotide in humans following a single dose, when compared to publicly available data for other exon 51 skipping approaches. In wild-type NHP studies, at tolerable doses, we have observed what we believe is the highest rate of exon 51 skipping in skeletal muscles, including diaphragm, based on cross-trial comparisons with publicly available data for any approved therapeutic or known developmental candidate. Furthermore, in head-to-head studies conducted in wild-type NHPs, we found that PGN-EDO51 had greater activity than R6G-PMO at the same dose level, a comparator compound which we believe to be structurally equivalent to Sarepta’s SRP-5051, the most clinically advanced peptide-ASO conjugate. In the mdx mouse model, we observed the highest level of dystrophin production in skeletal muscle following a single dose of PGN-EDO23, the murine analogue of PGN-EDO51, when compared to other clinical-stage DMD therapeutic candidates. Our Phase 1 clinical trial also indicated that PGN-EDO51 was generally well-tolerated at pharmacologically relevant dose levels. In 2023, we anticipate opening two clinical trials in DMD patients amenable to an exon 51 skipping. CONNECT1-EDO51 is an open-label MAD study to open in Canada in the first half of 2023, with initial dystrophin, exon skipping and safety data anticipated in 2024. CONNECT2-EDO51 is a multinational, randomized, placebo-controlled MAD clinical trial anticipated to open in the second half of 2023, and is designed to potentially support a future accelerated approval pathway.

Disease background and prevalence

DMD is a debilitating X-linked recessive muscle-wasting disease that predominantly affects boys. It is one of the most prevalent rare genetic diseases globally, with an incidence of up to 1 in 3,500 live male births, and it is invariably fatal by young adulthood. There are up to 15,000 DMD patients in the United States, approximately 25,000 DMD patients in Europe and approximately 5,000 in Japan.

Early symptoms of disease include difficulty walking or jumping, loss of balance, and increased fatigue when compared to healthy peers. By their mid-teenage years, most DMD patients will need to use a wheelchair on a regular basis. As the disease progresses, life-threatening heart and respiratory conditions become common. Dilated cardiomyopathy – a condition where the cardiac muscle becomes weakened and the chambers of the heart are enlarged – often arises, and heart failure is a leading cause of death in DMD patients. Pulmonary function also becomes progressively impaired as the dystrophic process affects respiratory muscles, including the diaphragm, leading to significant morbidity and mortality. DMD patients ultimately succumb to cardiac and respiratory failure in early adulthood, with a mean lifespan of approximately 25 years.

DMD is a progressive disease caused by mutations in the gene encoding dystrophin, a protein necessary for normal muscle function. The primary role of dystrophin is as a shock absorber, and this protein allows muscle cells to retain their structural integrity while under mechanical stress. In the absence of dystrophin, muscle fibers are no longer protected from the mechanical forces of contraction, which leads to cell death, fibrotic tissue formation and muscle degeneration. Therefore, the restoration of dystrophin is a compelling therapeutic strategy, and a number of therapeutic modalities have been explored with this goal in mind. However, the nature of the DMD gene, the range of mutations implicated in DMD, and the large size of the dystrophin protein itself provide considerable obstacles to this approach.

The DMD gene, at 2.1 million base pairs and 79 exons, is one of the largest in the human genome. Over 6,000 mutations are known, and the gene has a relatively high natural mutation rate, with approximately 1 in 3 DMD cases arising due to a de novo mutation. There is no one mutation that is highly prevalent, and this factor provides a considerable challenge for therapeutics looking to target the root genetic cause of this debilitating disease.

That said, mutations in the dystrophin gene are not random, with hotspots of mutations existing between exons 45-53 and to a lesser extent between exons 2-20. It is thought that 13% of patients with DMD have mutations that are amenable to treatment with an exon 51-skipping therapeutic approach, and thus the estimated exon 51 patient population is approximately 2,000 in the United States, 3,200 in Europe and 700 in Japan.

Breakdown of DMD population by amenability to treatment with exon skipping therapeutics.

Current approaches and limitations

There is no cure for DMD and there are no treatments that have clinically demonstrated a meaningful impact on disease progression. Corticosteroids are the mainstay of pharmacologic treatment for DMD as they have been shown to temporarily improve muscle strength, prolong the period of ambulation and slow the progression of this disease. However, glucocorticoid use is associated with well-known adverse effects, such as weight gain, stunted growth, weakening of bone structure, high blood pressure, diabetes, psychological effects, skin thinning and an increased risk of infection.

Several approaches have been taken to address groups of mutations in the dystrophin gene. Ataluren is a small molecule that enables the dystrophin protein synthesis machinery to bypass nonsense mutations, where a stop codon is introduced into the dystrophin messenger RNA, or mRNA, thus preventing the synthesis of full-length dystrophin protein. This drug, marketed by PTC Therapeutics, Inc., or PTC as Translarna, has received conditional approval in a number of countries outside of the United States, including across the European Economic Area. However, an approval has yet to be granted by the U.S. Food and Drug Administration, or FDA.

An alternative approach is to alter the processing of the dystrophin mRNA. A number of DMD patients suffer from mutations that result in the disruption of the reading frame of the DMD transcript, which in turn leads to an absence of the dystrophin protein. Using an antisense oligonucleotide, or ASO, the mRNA splicing process in the nucleus can be altered to skip over a select exon, allowing the open reading frame to be restored. This exon skipping approach results in the subsequent generation of dystrophin protein isoform which, although internally deleted, retains much of its function and can thus protect muscle tissue against further contraction-induced damage.

Several unconjugated, or ‘naked’ ASOs have been approved to treat DMD, including eteplirsen, marketed as EXONDYS 51® by Sarepta for the treatment of mutations amenable to an exon 51-skipping therapeutic approach. This drug received accelerated approval from the FDA on the basis of an increase of less than 1% in the expression of dystrophin, with this readout being considered a valid surrogate endpoint under the accelerated approval regulatory pathway. Published observational studies of small numbers of patients on EXONDYS 51® appear to show somewhat slower disease progression than historical controls. However, at this level of dystrophin, this therapeutic has yet to formally establish evidence of clinical benefit through rigorously powered and adequately controlled clinical trials with functional endpoints. EXONDYS 51® has not been approved in the European Union, or EU or in Japan on the basis of this minimal degree of dystrophin restoration as a surrogate endpoint.

In addition to oligonucleotide therapeutics, gene therapy approaches are also in clinical development as potential treatments for DMD. For example, Sarepta is developing SRP-9001 in collaboration with Roche for the potential treatment of ambulant patientswith DMD and in September 2022 submitted a biologics license application or BLA to the U.S. Food and Drug Administration (FDA) for accelerated marketing approval. Exon skipping does not face some of the inherent challenges associated with gene therapy modalities, including:

•
Limited packaging size of AAV vectors, resulting in the need to employ truncated ‘microdystrophin’ genes with an unclear functional benefit, where >50% of the dystrophin gene is omitted, including regions that correspond to key structural and binding domains;
•
Increased safety concerns with high-dose AAV-based gene therapies (e.g. complement activation);
•
Immunogenicity of AAV, resulting in:
•
Up to half of all patients possessing antibodies against the most commonly used recombinant AAV vector serotypes, precluding their eligibility for treatment; and
•
Production of anti-AAV antibodies in treated patients, resulting in an inability to re-dose;
•
Loss of gene copies over time as patients mature and their cells divide, reducing the durability of therapeutic effect; and
•
Complexity and challenges inherent to manufacturing of AAV-based therapies.

Our approach

We are developing a portfolio of product candidates for the treatment of DMD in which exon skipping PMOs are conjugated to our EDO peptide in order to enhance their delivery to muscle cells. Our initial product candidate is PGN-EDO51, an investigational EDO peptide-conjugated exon 51-skipping ASO with a proposed mechanism of action we believe to be identical to that of eteplirsen.

PGN-EDO51 is designed to facilitate the skipping of exon 51, allowing the synthesis of a shortened, but functional, dystrophin.

The key differentiator between PGN-EDO51 and other exon 51-skipping approaches is the greater activity observed with PGN-EDO51 in the clinic in healthy volunteers and in preclinical models. We believe the higher levels of exon skipping obtained with PGN-EDO51 in healthy volunteers and in NHPs when compared to published and head-to-head data for other such therapies is directly related to the ability of our EDO platform to drive the tissue penetration, cellular uptake and nuclear delivery of the PMO cargo therapeutic to the subcellular compartment where interaction with the mRNA takes place.

Our preclinical data

Activity data: Substantial improvements in exon skipping levels

We have evaluated the pharmacology of PGN-EDO51 in a number of in vitro and in vivo preclinical studies and have observed robust activity in each of the model systems evaluated. In DMD patient cells bearing a deletion of exon 52, where an exon 51-skipping modality restores the open reading frame and facilitates the production of dystrophin, treatment with PGN-EDO51 resulted in high levels of exon 51 skipping across a wide range of concentrations. These results suggest that our first product candidate has the potential to drive robust exon skipping activity in a highly relevant in vitro environment and thus supported the advancement of this product candidate to further studies in in vivo models.

The mdx mouse, a well-characterized model of DMD, has been widely employed in the field to assess the potential activity of therapeutic candidates for this indication. The pathologies evident in the mdx mouse model arise due to the presence of a point mutation in exon 23 of the murine dystrophin gene, leading to the production of a dystrophin transcript in which the open reading frame is disrupted. As in DMD patients, this disruption precludes production of a functional dystrophin protein, and as a result mdx mice exhibit extensive cell death, fibrosis and muscle tissue degeneration.

We have utilized PGN-EDO23, a murine analogue of PGN-EDO51, to assess the activity of our EDO platform in mdx mice. PGN-EDO23 consists of our lead EDO peptide conjugated to the well-established exon 23-skipping PMO, and thus the activity of this compound is highly applicable to PGN-EDO51, and our pipeline candidates PGN-EDO53, PGN-EDO45 and PGN-EDO44.

Creatine kinase, or CK, is a critical biomarker of muscle damage, with this enzyme being elevated in DMD patients from birth. In the absence of dystrophin, the structural integrity of the sarcolemma, or muscle cell membrane, is disrupted, leading to the release of CK into the blood. Following intravenous administration of a single, generally well-tolerated dose of 30 mg/kg or 60 mg/kg of PGN-EDO23, we observed normalization of serum CK to wild-type levels in mdx mice seven days post-dose. The normalization of CK levels observed in this study suggest that PGN-EDO23 may restore muscle cell integrity and prevent further damage in mdx mice under a single dose regimen, and we believe that this outcome supports the potential therapeutic utility of PGN-EDO51 in the treatment of DMD patients.

SERUM CREATINE KINASE

****
****
ns
ns
CK (U/L)
25000
20000
15000
10000
5000
0
mdx
30
60
WT
Vehicle
PGN-EDO23
dose (mg/kg)
Vehicle

A single dose of PGN-EDO23, the murine analogue of PGN-EDO51, was observed to normalize creatine kinase, a marker of muscle damage in mdx mice. Graph plotted as mean ± SEM; **** = p ≤ 0.0001, ns = p ≥ 0.05; n = 3 for control groups, n = 5 for treated group.

In addition to this significant reduction in CK, we also observed high levels of exon 23 skipping and dystrophin production in mdx mice when measured by RT-PCR and Western blot, respectively, seven days after a single dose of PGN-EDO23. In the quadriceps, a single, generally well-tolerated dose of 60 mg/kg yielded an exon skipping rate of 86.3% and dystrophin restoration to 90.4% of wild-type levels, while in the biceps the same dose resulted in 93.1% exon skipping and 99.7% dystrophin restoration. In the diaphragm, this dosing regimen afforded an exon skipping rate of 76.6% and dystrophin restoration levels of 80.6%, and in the critical cardiac tissues the exon skipping rate was observed to be 62.3%, with dystrophin restoration levels of 25.7%.

We subsequently conducted a repeat-dose study where 30 mg/kg of PGN-EDO23 was intravenously administered to mdx mice once, twice, three or four times every four weeks, with tissue collection and analysis four weeks following the final dose. In the biceps, the level of exon 23 skipping was observed to be 91.5% after four doses when measured by RT-PCR, a value that was 1.7 times higher than that observed following a single dose. Dystrophin production was measured by western blot, and was observed to reach a level of 82.3% in the same tissue after four doses. In comparison, a level of 22.5% was obtained after a single dose. We believe this marked increase of 3.7 times between the level of dystrophin obtained following one dose, and the level obtained following four doses supports the clinical potential of a four-weekly dosing regimen for PGN-EDO51, and serves to highlight our belief that dystrophin production is likely to increase with subsequent doses in DMD patients.

Given the relevance of the mdx mouse as a preclinical model for DMD, we believe that these robust exon skipping and dystrophin readouts are supportive of the potential activity of the EDO platform in this disease and the potential clinical benefit we may deliver to patients with our lead candidate, if approved. In addition, the levels of dystrophin production we observed in mdx skeletal muscles were higher than the levels obtained by other clinical-stage DMD therapeutic candidates, with this cross-trial comparison further highlighting what we believe to be the potentially best-in-class nature of our approach.

Robust exon skipping and dystrophin restoration was observed with repeat dosing of PGN-EDO23 in mdx mice. Graph plotted as mean ± SD; n = 4-5 for each group; grey band represents dystrophin LLOQ (2.5%).

We have conducted a number of studies in NHPs and have observed the robust in vivo activity of PGN-EDO51 in this higher order animal model. There is complete homology of the oligonucleotide binding site between the DMD gene in humans and the DMD gene in NHPs for an exon 51-skipping therapeutic, thus allowing the activity of our clinical candidate to be assessed in this species.

In a preclinical intravenous dose study, we observed that a single administration of PGN-EDO51 in NHPs led to high rates of exon 51 skipping in the TA, diaphragm and heart, with these tissues being harvested seven days post-dose and then assayed using a RT-PCR protocol. Of particular note are the results obtained for the heart, where exon skipping rates of 18.6%, 45.8% and 86.7% were observed following single doses of 20, 40 and 60 mg/kg respectively. In the TA, exon skipping levels of 57.6% were observed following a single dose of 20 mg/kg, while the diaphragm yielded levels of 70.7% at the same dose. We believe the results obtained in this study for PGN-EDO51 represent the highest rate of exon 51 skipping in primate skeletal muscles, including diaphragm, following a single administration at tolerable target dose levels of any approved therapeutic or known development candidate.

Exon 51 skipping (%)
100
80
60
40
20
0
57.6%
70.7%
18.6%
20
40
60
20
40
60
20
40
60
TA
DIAPH
HEART
PGN-EDO51 dose (mg/kg)

Single doses of PGN-EDO51 led to high rates of exon 51 skipping in a preclinical NHP study. Graph plotted as mean ± SEM; n = 2 per group.

In order to benchmark the ability of our lead EDO peptide to improve the tissue penetration, cellular uptake and nuclear delivery of oligonucleotide therapeutics, we carried out a study comparing our EDO-conjugated PMO to an R6G peptide conjugated to the same PMO. We have conducted a considerable number of benchmarking studies of PGN-EDO51 against this conjugate, and we believe – based on publicly-available information – that R6G-PMO is structurally equivalent to SRP-5051, Sarepta’s CPP-PMO product candidate that is currently in clinical development for the treatment of DMD patients who are amenable to an exon 51-skipping approach. In this preclinical study, NHPs were dosed intravenously with either PGN-EDO51, R6G-PMO or a saline control three times with an interval of two weeks between doses. Biopsies of the biceps and quadriceps were collected seven days after the first and second dose, and tissues were harvested seven days after the final dose.

Through RT-PCR analysis of key skeletal muscles collected by biopsy seven days after the first dose, we observed markedly higher exon skipping levels for PGN-EDO51 when compared to R6G-PMO. At 30 mg/kg, a single dose of PGN-EDO51 afforded an exon 51 skipping level of 43.6% in the biceps, which was 7.9 times higher than the level of 5.5% observed for R6G-PMO. In the quadriceps, this differential was 10 times, with 44.9% exon 51 skipping observed for PGN-EDO51, and just 4.5% for R6G-PMO.

EXON SKIPPING
30 mg/kg
100
80
60
40
20
0
Exon 51 skipping (%)
8.0x
10x
43.6%
5.5%
44.9%
4.5%
Biceps
Quadriceps
PGN-EDO51
R6G-PMO51

Single dose administration of PGN-EDO51 yielded considerably higher exon skipping levels than R6G-PMO. Graph plotted as mean ± SD; n = 3 per group; study was not powered for statistical significance.

Following three bi-weekly doses of 30 mg/kg, we observed robust exon skipping activity for PGN-EDO51, with levels of greater than 70% obtained in key skeletal muscles following analysis by RT-PCR seven days after the final dose. In biceps, an exon 51 skipping level of 77.5% was obtained; and in quadriceps, 73.4%. In patients with DMD, cardiomyopathy and subsequent heart failure is a leading cause of death, and predominantly involves the left ventricle, the chamber responsible for pumping oxygenated blood around the body. In addition to these cardiac pathologies, DMD patients also experience a progressive impairment in pulmonary function due to the impact of the dystrophic process on the respiratory muscles, including the diaphragm, which in turn results in significant morbidity and mortality over time. We observed exon 51 skipping levels of over 20% in the left ventricle for PGN-EDO51, and 75.9% in the diaphragm, and we believe that these results highlight the potential of our lead candidate to address the key pathologies that are evident in DMD.

In addition to cardiac pathologies, DMD patients also experience a progressive impairment in pulmonary function due to the impact of the dystrophic process on the respiratory muscles, including the diaphragm, which in turn results in significant morbidity and mortality over time. In the critical diaphragm tissue, a 10 mg/kg repeat dose of PGN-EDO51 afforded exon skipping rates in NHPs that were approximately 12-fold higher than those observed for R6G-PMO. No serious adverse events were observed during this study.

EXON SKIPPING
30 mg/kg
Exon 51 skipping (%)
100
80
60
40
20
0
77.5%
73.4%
75.9%
23.7%
Biceps
Quadriceps
Diaphragm
Cardiac
Left ventricle

Preclinical repeat dose administration of PGN-EDO51 yielded high exon skipping rates in the key skeletal muscles, including the diaphragm, and in the cardiac left ventricle. Graph plotted as mean ± SD; n = 3 per group; study was not powered for statistical significance.

In order to understand the potential accumulation of exon 51-skipped transcripts under a four-weekly, or Q4W, repeat dose regimen, we assessed NHP tissue samples of the biceps collected seven days following a single administration of PGN-EDO51, and compared these with samples of the biceps collected seven days following four administrations of PGN-EDO51 every four weeks. The levels of exon 51 skipping of the DMD transcript were assayed via an RT-PCR protocol and a droplet digital PCR, or ddPCR, protocol. The results obtained showed a robust accumulation in the levels of the exon 51 skipped transcript between one doses and four doses under both PCR protocols. Following four doses of 20 and 30 mg/kg, exon 51 skipping levels were measured by RT-PCR to be 68.6% and 80.6% respectively, with these levels being 1.8 times and 2.1 times higher than for a single dose. Under a ddPCR assay, these levels were 34.9% and 37.6% following four doses at 20 and 30 mg/kg respectively, which were 14 times and 2.6 times higher than for a single dose. We believe this accumulative effect suggests that the activity of PGN-EDO51 is likely to increase with chronic dosing in DMD patients, which further supports the clinical potential of our lead candidate in this devastating disease.

Exon skipped transcripts in the biceps accumulated under a preclinical repeat-dose regimen of PGN-EDO51 when assessed by RT-PCR and ddPCR. Graph plotted as mean ± SD; n = 3-8 per group; study was not powered for statistical significance.

To provide context to our NHP data, we believe it is important to consider data presented by Sarepta for SRP-5051, which we understand to be structurally equivalent to the R6G-PMO conjugate we used as a comparator in our preclinical studies. In a Phase 2 clinical trial of SRP-5051 in DMD patients amenable to an exon 51-skipping approach, Sarepta reported that patients treated with 30 mg/kg of their candidate achieved dystrophin production of 6.55% of normal levels. A dose response was observed in this trial, with patients dosed at 30 mg/kg achieving twice as much dystrophin production as patients treated with 20 mg/kg. A positive relationship was observed between exon skipping levels and dystrophin expression, with higher exon skipping resulting in higher dystrophin expression.

In our head-to-head study in NHPs, PGN-EDO51 dosed at 10 mg/kg resulted in near equivalent exon skipping to the 30 mg/kg dose of R6G-PMO, and PGN-EDO51 dosed at 30 mg/kg resulted in significantly higher exon skipping than R6G-PMO at the same dose. Given these results, we believe that PGN-EDO51 at the 10 mg/kg dose has the potential to afford comparable dystrophin levels to those obtained following treatment with SRP-5051 at the 30 mg/kg dose in DMD patients. We believe that doses of PGN-EDO51 above 10 mg/kg could generate even greater dystrophin than obtained for the 30 mg/kg dose of SRP-5051, which may lead to clinically meaningful outcomes for those suffering from this disease. Due to the long half-life of the dystrophin protein, and the accumulation in exon skipping that we observed during our repeat-dose study, we believe that these levels could continue to accumulate over time and thus further enhance the clinical benefit afforded to DMD patients by our EDO technology.

PGN-EDO51 was observed to generate greater dystrophin than SRP-5051 in NHPs supporting its potential in DMD patients.*

*Clinical data included in drug label (FDA). **Source: Sarepta MOMENTUM study update, 20 and 30 mg/kg cohort, 03May21.

*** Comparative statements are based on cross-trial comparisons with publicly-available data for other exon skipping approaches that have been assessed following a single dose. **** Source: Sarepta 2022 10-K filing.

In addition to Sarepta’s competing SRP-5051 approach, several organizations focused on the development of next-generation oligonucleotide therapeutics have released NHP exon skipping data. Dyne, a clinical-stage company utilizing an antigen-binding fragment, or Fab, as a delivery vector for nucleic acid species, announced NHP data in the fourth quarter of 2021 for DYNE-251, their lead product candidate for the treatment of DMD patients amenable to an exon 51-skipping approach. Following two bi-weekly or four weekly doses of 30 mg/kg, with tissue analysis two weeks or one week, respectively, after the final dose, Dyne reported very minimal levels of exon skipping in quadriceps, diaphragm and whole heart. An administration regimen of five weekly doses of 30 mg/kg, with tissue analysis four weeks after the final dose, yielded more robust results: 18% exon 51 skipping in quadriceps, 52% in diaphragm and 43% in whole heart. While this data was not obtained as part of a head-to-head comparison, we reported exon 51-skipping levels of 73.4% in the quadriceps and 75.9% in the diaphragm following a dosing regimen of three bi-weekly doses of 30 mg/kg of PGN-EDO51 with tissue analysis one week after the final dose, and 18.6% in whole heart and 70.7% in diaphragm following a single dose of 20 mg/kg of PGN-EDO51 with tissue analysis one week after dosing. These NHP results serve to further cement our belief that PGN-EDO51 has the potential to address multiple, critical muscle types in this competitive space.

We are additionally aware of other cell-penetrating peptide and antibody-conjugated approaches in development for the treatment of DMD patients amenable to exon 44- and exon 45-skipping therapeutic approaches.

Preclinical tolerability data: Generally well-tolerated through clinically relevant dose levels

PGN-EDO51 was generally well-tolerated in single-dose, 28-day Good Laboratory Practice, or GLP, toxicity studies in mice and NHPs; no treatment-related mortality and no serious adverse events were observed through the therapeutic dose range. There were no adverse microscopic observations and no adverse impacts on clinical chemistry markers at clinically relevant dose levels.

An in vitro T cell stimulation assay conducted with peripheral blood mononuclear cells from healthy donors indicated that PGN-EDO51 has a very low immunotoxicity risk. This is further supported by data showing that the pharmacokinetic profile of PGN-EDO51 was similar following the first and third dose, suggesting no significant neutralizing anti-drug antibody responses were present after a three-dose regimen in NHPs.

We submitted our preclinical dataset for PGN-EDO51, including both pharmacology and toxicity studies, to Health Canada as part of our CTA filing in the first quarter of 2022. Upon review, Health Canada subsequently authorized our CTA.

Clinical development

Phase 1 healthy volunteer study: highest levels of exon skipping and oligonucleotide delivery in humans following a single dose

In the third quarter of 2022, we completed a first-in-human, Phase 1, single-center, randomized, double-blind, placebo-controlled, single ascending dose clinical trial to assess the target engagement (exon skipping), pharmacokinetics (oligonucleotide tissue concentration), safety and, tolerability of PGN-EDO51 administered intravenously to 32 healthy adult male volunteers.

Following administration, safety data were evaluated by a Safety Review Committee prior to progressing to the next dose level. Volunteers were dosed with either 1, 5, 10 or 15 mg/kg of PGN-EDO51 or placebo. Oligonucleotide tissue concentration and exon skipping were assessed from needle biopsies of biceps muscle taken on Days 10 and 28, with the latter being measured by a droplet digital PCR, or ddPCR, assay.

Target engagement (exon skipping in biceps): A dose dependent increase in exon skipping was observed in biceps, with the levels obtained being the highest observed in humans following a single dose, based on cross-trial comparisons with publicly available data for other exon 51 skipping approaches.

•
In the 10 mg/kg dose cohort, PGN-EDO51 exhibited mean exon skipping of 1.1% and 1.4% in biceps biopsies taken at Day 10 (n=6) and Day 28 (n=6), respectively;
•
In the 15 mg/kg dose cohort, PGN-EDO51 exhibited mean exon skipping of 1.4% and 2.0% in biceps biopsies taken at Day 10 (n=5) and Day 28 (n=6), respectively.

EXON SKIPPING (BICEPS)

1.4%
2.0%
1.1%
1.4%
0.14%
0.35%
Exon skipping (ddPCR, %)
0
1
2
3
4
*
*
*
Day 10
Day 28
Day 10
Day 28
Day 10
Day 28
Day 10
Day 28
Day 10
Day 28
Placebo
1 mg/kg
5 mg/kg
10 mg/kg
15 mg/kg

We observed the highest levels of exon skipping in humans following a single dose based on cross-trial comparisons with publicly available data for other exon 51 skipping approaches. Data is shown as mean ± SD; n = 6 for PGN-EDO51 (n = 5 for D10 at 15 mg/kg), n = 8 for placebo. Asterisks indicate values that were under the lower level of quantification.

Pharmacokinetics (tissue concentration in biceps); A dose-dependent increase in PGN-EDO51 tissue concentration was observed in biceps, with the levels obtained being the highest observed in humans for a DMD therapeutic following a single dose, based on cross-trial comparisons with publicly available data for other exon 51 skipping approaches.

•
In the 10 mg/kg dose cohort, PGN-EDO51 exhibited mean oligonucleotide tissue concentrations of 19 nM and 11 nM in biceps biopsies taken at Day 10 (n=6) and Day 28 (n=6), respectively;
•
In the 15 mg/kg dose cohort, PGN-EDO51 exhibited mean oligonucleotide tissue concentrations of 50 nM and 50 nM in biceps biopsies taken at Day 10 (n=5) and Day 28 (n=6), respectively.

TISSUE CONCENTRATION (BICEPS)

50 nM
50 nM
19 nM
11 nM
9.7 nM
3.8 nM
Tissue concentration (nM)
100
75
50
25
0
Day 10
Day 28
Day 10
Day 28
Day 10
Day 28
Day 10
Day 28
Day 10
Day 28
Placebo
1 mg/kg
5 mg/kg
10 mg/kg
15 mg/kg

High, persistent tissue concentrations of oligonucleotide were observed. Data is shown as mean ± SD; n = 6 for PGN-EDO51 (n = 5 for D10 at 15 mg/kg), n = 8 for placebo. Asterixis indicate values that were under the lower level of quantification.

We believe that the exon skipping and tissue concentration data obtained from HVs in this clinical trial indicate the potential for clinically meaningful accumulation of exon 51-skipped transcripts and dystrophin in patient tissue with repeated doses of PGN-EDO51. Furthermore, Sarepta’s recent clinical trials of SRP-5051 provide a relevant benchmark with regards to exon skipping target engagement in healthy adults. We note here that, in a single dose trial in HV, administration of SRP-5051 resulted in median exon skipping levels of <0.2%. However, in a subsequent multiple ascending dose trial in DMD patients, treatment with SRP-5051 yielded exon skipping levels that were multiple times higher at the same dose level. Thus, based on this precedent, we anticipate that the exon skipping rates afforded by PGN-EDO51 when administered to patients have the potential to exceed the rates when administered to HVs.

Safety and tolerability: The trial met its primary endpoint, providing evidence that PGN-EDO51 was generally well tolerated at clinically relevant doses. By way of example, at a dose of 10 mg/kg:

•
All participants completed the study with no discontinuations;
•
All related treatment-emergent adverse events, or TEAEs, were assessed as mild and resolved without any intervention;
•
Serum cystatin C, the recommended biomarker to assess renal function in DMD, did not change;
•
There was no evidence of hypomagnesemia.

There were transient, reversible changes in kidney biomarkers that resolved without intervention at higher doses. At 15 mg/kg there was one non-life threatening serious adverse event, or SAE, related to changes in kidney biomarkers that were transient and reversible. This HV was admitted to the hospital for less than 24 hours, received hydration and then was re-admitted to the Phase 1 unit and completed the study. Transient mild (Grade 1) to moderate (Grade 2) hypomagnesemia was observed in two participants at the 15 mg/kg dose and did not require any intervention. Under this Phase 1 protocol any non-life-threatening SAE was considered a dose-limiting toxicity, or DLT, however the study was not halted by the safety review committee nor was it put on hold by Health Canada. In light of higher than anticipated oligo levels and exon skipping levels in muscle observed at 5 mg/kg and 10 mg/kg, further dose escalation was not deemed necessary by the sponsor.

TEAEs were mild and resolved without intervention at clinically relevant doses. Asterix denotes that no Grade 4 or 5 TEAEs were recorded.

In prior multiple ascending dose NHP studies, we observed that kidney biomarker elevations were reduced with subsequent administrations, a finding that supports the potential tolerability of PGN-EDO51 with repeat dosing. In one such study, three doses of PGN-EDO51 were administered intravenously to NHP over 30 minutes every second week, and serum chemistry markers were assessed 2 days and 14 days after each dose. Following the first administration, an elevation in key kidney biomarkers was observed at Day 2; this elevation was completely resolved by Day 14. Following the second and third administrations, the Day 2 elevations seen previously were ameliorated, and we believe it to be likely that this attenuation in acute kidney biomarker elevations may also be observed in human clinical trial participants under a repeat-dose regimen.

In NHP, an amelioration of elevations in kidney biomarkers was observed with repeat dosing of PGN-EDO51. Graph plotted as mean ± SD; n = 3 per group; grey bar shows normal range.

Sarepta noted that hypomagnesemia, a condition in which there is a low level of magnesium in the body, was observed in DMD patients at a dose levels of 10, 20 and 30 mg/kg of SRP-5051 in their repeat-dose clinical trials, an observation that is consistent with our own findings in repeat-dose preclinical testing of R6G-PMO. We have also observed hypomagnesemia as a side effect of PGN-EDO51 at doses above the therapeutic range, both in healthy volunteers following a single dose of 15 mg/kg, and in NHPs following multiple administrations.

Sarepta has initiated what it reports could be the pivotal trial for SRP-5051, with a protocol that includes magnesium supplementation. Sarepta has further noted that this modulation in clinical chemistry may be reversible, monitorable and manageable with prophylactic oral administration of such supplements. Based on these findings, we anticipate that we may also observe hypomagnesemia following repeat-dose administration of PGN-EDO51 in our patient clinical trials. We intend to carefully monitor serum magnesium levels in our upcoming Phase 2 patient clinical trials.

Phase 2 MAD studies in exon 51 skipping-amenable DMD patients

The readouts obtained from our Phase 1 clinical trial, together with the experience and expertise of our clinical development team and scientific advisory board, as well as learnings from previous clinical studies conducted in exon 51 skipping-amenable DMD patients, have guided the design, parameters and objectives of our planned Phase 2 trial of PGN-EDO51 in patients. Based on these inputs, we have designed what we believe to be an efficient and informative clinical path to evaluate PGN-EDO51 in DMD patients amenable to an exon 51 skipping approach.

The Phase 2 clinical development plan for PGN-EDO51 consists of two studies conducted in parallel; a smaller open label MAD study, CONNECT1-EDO51, to be conducted in Canada and a larger, global, randomized, double-blind placebo-controlled MAD study, CONNECT2-EDO51. We anticipate opening CONNECT1-EDO51 in the first half of 2023, with initial dystrophin, exon skipping and safety data in 2024. CONNECT2-EDO51 is expected to open in the second half of 2023, and will potentially be a registrational trial, subject to alignment with regulatory authorities.

Our Phase 2 clinical development plan for PGN-EDO51 is designed to support a potential accelerated approval pathway.

We believe that this clinical path may enable us to pursue an accelerated approval pathway for PGN-EDO51 with the FDA. A product candidate may be eligible for accelerated approval if it treats a serious or life-threatening disease or condition; generally provides a meaningful advantage over available therapies; and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality and is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. In the DMD space, the FDA has approved four drugs under the accelerated approval pathway since 2016. If we receive positive results from our Phase 2 trials for PGN-EDO51 that show an acceptable tolerability profile; a clinically meaningful increase in dystrophin levels, a surrogate endpoint in the biceps of DMD patients; and robust exon skipping levels in the same tissue, we intend to pursue discussions with the FDA for an accelerated approval pathway.

Four drugs have received accelerated approval in DMD to date.

All registered trademarks are the property of their respective owners.

PGN-EDODM1

Overview

We are developing PGN-EDODM1, an EDO peptide-conjugated PMO, for the treatment of DM1, a debilitating genetic disease with no approved therapies. PGN-EDODM1 leverages the same EDO peptide as PGN-EDO51 to deliver a PMO into muscle cells that binds to the cytosine-uracil-guanine, or CUG, trinucleotide repeat expansion present in the DMPK mRNA, thus reducing the ability of these trinucleotide repeats to sequester MBNL1, a critical RNA processing protein. This approach – which is not designed to knock down DPMK – directly addresses the underlying genetic defect of this disease, and we have observed robust levels of activity in preclinical models with both long and short CTG repeats. In DM1 patient cells ex vivo, we observed that treatment with PGN-EDODM1 led to the robust correction of multiple downstream mis-spliced transcripts and a reduction in toxic nuclear foci. In our in vivo preclinical studies, a single dose of PGN-EDODM1 was observed to correct the molecular and functional phenotypes presented in the human skeletal actin – long repeat, or HSALR, mouse model of disease, ameliorating downstream mis-splicing events, reversing myotonia and normalizing mobility. We also observed that the molecular correction effected by PGN-EDODM1 in this preclinical mouse model exhibited a durability of effect that was in excess of six months. Furthermore, the tissue concentrations of oligonucleotide that were found to be pharmacologically active in the HSALR mouse model were similar to those observed for PGN-EDO51 in human muscle in a Phase 1 clinical trial, supporting the ability of PGN-EDODM1 to achieve potentially therapeutic levels of oligonucleotide in the clinic. We anticipate opening a single ascending dose clinical trial of PGN-EDODM1, FREEDOM-DM1 in DM1 patients in the first half of 2023, with functional assessments, correction of mis-splicing and safety data expected in 2024.

Disease background and prevalence

DM1 is a monogenic, autosomal dominant, progressive disorder that primarily affects skeletal, cardiac and smooth muscles, with CNS symptoms also being evident. Globally, the prevalence of DM1 is estimated to be 1 in 8,000 people, with approximately 40,000 patients in the United States, 75,000 patients in Europe and 15,000 patients in Japan. However, under- and mis-diagnosis is believed to be widespread, and genetic screening studies for DMPK triplet repeats have suggested that the prevalence of DM1 may be as high as 1 in 2,100 people.

DM1 patients can suffer from various manifestations of disease including myotonia, or a temporary rigidity due to the inability to relax muscles; muscle weakness; cardiac abnormalities; respiratory problems; fatigue; cardiac pathologies; gastrointestinal complications; early cataracts; and cognitive and behavioral impairments. For patients with more severe forms of DM1, life expectancy is reduced due to increased mortality rates resulting from pulmonary and cardiac complications.

The broad spectrum of pathologies associated with DM1 arise due to genetic changes in the myotonic dystrophy protein kinase, or DMPK, gene. Specifically, DM1 is caused by an expansion in the number of cytosine-thymine-guanine, or CTG, triplet repeats that are present in the non-coding region of the DMPK gene, and following transcription this mutant DMPK gene yields an mRNA product with an expanded CUG repeat region. Healthy, asymptomatic individuals possess between 5 and 37 such repeats, but in DM1 patients the number of repeats can be in the thousands. These highly repetitive sequences form stable hairpin structures in the nucleus of cells and sequester critical RNA splicing proteins, such as MBNL1, leading to the formation of nuclear foci. The sequestration of MBNL1 prevents this key protein from performing its normal function of processing RNA molecules before they are exported from the nucleus, leading to downstream mis-splicing events in a number of other transcripts. The mis-splicing of these transcripts results in the dysregulation of a broad set of downstream proteins, which in turn leads to in the multi-systemic pathologies that are associated with DM1:

•
Musculoskeletal: Myotonia (a temporary inability to relax a muscle after contraction), muscle weakness & wasting.
•
Cardiac: Conduction defects.
•
Respiratory: Breathing difficulties, sleep apnea.
•
Gastrointestinal: Dysphagia (difficulty swallowing), constipation, Irritable Bowel Syndrome.
•
CNS: Cognitive impairments, behavioral / psychologic disorders, excessive daytime sleepiness.
•
Vision: Early-onset cataracts, retinal damage.
•
Endocrine: Thyroid dysfunction, diabetes.
•
Other pathologies: Skin, immune system and reproductive pathologies, increased cancer risk.

There is a general correlation between the number of CTG repeats in DPMK and the severity of disease: individuals with 50 to 150 repeats are prone to development of mild myotonia and cataracts, but typically have a normal lifespan. Individuals with up to approximately 1,000 repeats have muscle weakness and cardiac arrhythmia, with an average lifespan of 48 years to 55 years. The most serious cases of DM1 are generally observed in individuals with more than 1,000 repeats, and these patients are likely to also suffer from respiratory defects and intellectual disability, with a shortened lifespan of approximately 45 years. Genetic anticipation is also observed, whereby the age of onset decreases in subsequent generations due to expansion of the CTG repeat between generations.

Current approaches and limitations

There are no approved therapies to treat DM1, with current standards of care being medicines that are used off-label for symptom management. There are a number of therapeutics currently in clinical development for the treatment of DM1 symptoms, including the small molecules tideglusib and ERX-963. However, neither of these therapeutics treat the underlying cause of disease, and thus we believe that a considerable unmet need will remain in DM1 even if these therapies are approved. Previously, a phosphorothioate ASO designed to cause degradation of the DMPK transcript was clinically assessed as a therapeutic for DM1. However, this therapeutic approach was restricted by the inefficiency of ASO delivery into tissue and cells, thus limiting the effective clinical translation of this product candidate.

There are several clinical-stage approaches leveraging antibody-oligonucleotide conjugate, or AOC, technologies, that are currently in development for the treatment of DM1. These approaches utilize monoclonal antibodies, or mAbs, and antigen-binding fragments, or Fabs, that target the transferrin receptor 1, or TfR1, in order to deliver cargo oligonucleotides. In contrast to our mechanism of action, where MBNL1-DMPK transcript binding is disrupted, these AOCs are designed to knockdown DMPK as a therapeutic modality. However, such knockdown or degradation approaches that cannot differentiate between expanded and non-expanded transcripts may risk confounding effects due to haploinsufficiency, a condition where a copy of the gene is deleted or mutated and the remaining copy is unable to produce sufficient protein for normal function. This condition can be created artificially by the degradation of RNA levels to such an extent that there is no longer sufficient protein produced for normal function. Furthermore, the correlation between the level of DMPK knockdown and the level of splicing correction required for therapeutic benefit is currently unclear, a consideration that may confound clinical development of these approaches.

We believe that PGN-EDODM1 has the potential to offer a number of benefits when compared to these alternative technologies, as outlined in the table below:

Our approach is differentiated against competing AOC DPMK knockdown therapeutics in development for DM1.

	EDO CONJUGATE	TFR1 FAB / MAB AOC
MECHANISM OF ACTION	Intended to target MBNL1 binding to DMPK transcripts, with no degradation of DPMK.	Degradation of DMPK risks confounding effects due to haploinsufficiency. Potential disconnect between DMPK knockdown and correction of mis-splicing.
	Not designed to require RISC or RNAseH proteins; potential for encouraging accessibility to toxic aggregated DPMK nuclear foci.	Requires RISC (siRNA oligonucleotide) or RNAseH (knockdown ASO) proteins.
Delivery to muscle	Considerably higher levels of oligonucleotide delivery observed in human muscle tissue in similar EDO candidate, PGN-EDO51, when compared to other exon 51 skipping approaches.
	Efficient tissue penetration due to small size of EDO peptide relative to an antibody or antibody fragment.	Large size of delivery Fab / mAb reduces tissue penetration; TfR1 receptor distribution may impact delivery.
Delivery to the nucleus	EDO platform has shown successful delivery of therapeutic PMOs to the nucleus in preclinical studies, with robust exon skipping levels observed for PGN-EDO51.
Delivery to CNS	Delivery to CNS observed in NHPs following i.v. administration.	Affinity of TfR1 Fab / mAb may prevent CNS delivery.
TOLERABILITY & IMMUNOGENICITY	Low risk of immunogenicity or complement activation.	Considerably higher protein load may lead to greater immunogenicity risk; mAb vectors risk complement activation.
Manufacturing scalability	Scalable, straightforward synthesis and characterization.	Increased complexity due to large size of Fab / mAb; may be reliant on cell-based processes.

We are additionally aware of other cell-penetrating peptide approaches currently in preclinical development for the treatment of DM1.

Our approach

Our product candidate for the treatment of DM1, PGN-EDODM1, consists of our lead EDO cell penetrating peptide conjugated to an ASO that binds to the CUG repeats in the DMPK mRNA. We are employing the same EDO peptide in PGN-EDO51 and PGN-EDODM1. PGN-EDODM1 is designed to directly address the deleterious effects of genetic alteration in DM1, i.e. the sequestration of MBNL1 due to the high number of CUG repeats in the DMPK transcript.

We believe that this innovative therapeutic approach has considerable advantages over oligonucleotide modalities that rely on knockdown or degradation of the DMPK transcript. PGN-EDODM1 disrupts the binding between the DPMK transcript and MBNL1, an approach which we believe will allow the DMPK transcript to continue performing its normal function within the cell, while also liberating MBNL1 to correct downstream mis-splicing events. We believe that this therapeutic strategy positions us to potentially provide clinically meaningful benefits for DM1 patients while mitigating the risk of deleterious outcomes.

PGN-EDODM1 is designed to bind to the CUG repeats in DMPK RNA and liberate MBNL1 to restore physiological splicing, in contrast to modalities that target DMPK for knockdown.

Preclinical data

Activity data: Correction of molecular and functional DM1 phenotype

There is a considerable variation in the CTG repeat length present in DM1 patients, with patient population genotypes ranging from 50 repeats to almost 3,000. In order to demonstrate the potential ability of PGN-EDODM1 to address pathologies across this population, we have conducted our preclinical studies in models with a wide range of CTG repeat lengths that encompass those observed in the patient population. We have observed robust activity for PGN-EDODM1 across this spectrum from studies conducted in DM1 patient cells with 2,600 CTG repeats, to studies in the HSALR mouse model, with 220 – 250 CTG repeats. We believe that this finding supports the clinical potential of PGN-EDODM1 in DM1 and highlights the relevance of this therapeutic approach to patients carrying long and short CTG repeat expansions.

PGN-EDODM1 activity has been observed in preclinical models with a wide range of CTG repeat lengths.

In an in vitro study utilizing DM1 patient cells with approximately 2,600 CTG repeats in the DMPK gene, we observed a robust reduction in nuclear foci and the correction of downstream transcript mis-splicing pathologies. In this study, immortalized myoblasts from a DM1 patient were differentiated for four days, and then treated for 24 hours with PGN-EDODM1 at a range of concentrations from 0 µM to 20 µM. Myoblasts from a healthy individual were utilized as a control, and the unconjugated PMO was also assessed at a concentration of 20 µM in this study in order to demonstrate the critical role that our EDO platform plays in driving efficient cell uptake of this therapeutic cargo.

A characteristic feature of DM1 is the accumulation of nuclear foci, or ribonuclear aggregates of DMPK mRNA bearing the pathogenic CUG repeat expansion. These foci sequester MBNL1, a critical modulator of transcript splicing, and thus play a key role in the downstream spliceopathies that are observed in this multi-systemic disorder. We assessed the impact of PGN-EDODM1 treatment on the presence of nuclear foci in DM1 cells through visualization with Fluorescence In Situ Hybridization, or FISH, and immunofluorescence co-staining, and we observed that treatment led to a robust reduction of 54% in the number of these toxic aggregates. In contrast, treatment with the unconjugated PMO cargo did not yield a reduction in nuclear foci, an observation which we believe supports the potential utility of our EDO platform in driving the successful delivery of therapeutic agents to their nuclear site of action.

In a preclinical study conducted in DM1 patient cells, PGN-EDODM1 treatment supported the reduction of pathogenic nuclear foci in a dose-dependent fashion. Graph plotted as mean ± SD; n = 3-4 per group.

In this same in vitro study, we also assessed the impact of PGN-EDODM1 treatment on the sequestration of MBNL1. Following treatment and visualization, we observed a reduction in the amount of foci-bound MBNL1, indicating that that this critical splicing factor is liberated upon treatment with our DM1 product candidate. We believe these results provide additional support for the proposed mechanism of action of PGN-EDODM1, suggesting that – once delivered to the cell nucleus – our therapeutic cargo may bind to the CUG repeat expansion present in the DPMK transcript, resulting in a reduction in the number of nuclear foci and the liberation of MBNL1.

FOCI REDUCTION & LIBERATION OF MBNL1

DMPK foci
MBNL1
Nuclei
Overlap
Not treated
PGN-EDODM1

PGN-EDODM1 treatment resulted in the liberation of MBNL1 from DPMK foci.

Treatment of DM1 patient cells with PGN-EDODM1 supported the robust correction of multiple downstream mis-spliced transcripts associated with key disease pathologies in a dose-dependent fashion. Utilizing RT-PCR and capillary electrophoresis analysis, an accurate, high resolution quantification methodology, we assessed the transcription profiles of MBNL1 and MBNL2, where pathogenic inclusion of exon 5 can result in further splicing defects; BIN1, where inclusion of exon 7 in DM1 patients can lead to altered excitation-contraction coupling and thus muscle weakness; LDB3, where exclusion of exon 11 may lead to dilated cardiomyopathy in DM1 patients; and SORBS1, where inclusion of exon 24 can result in altered insulin handling in the disease state. At the highest dose assessed, 20 µM, PGN-EDODM1 was observed to effect robust mis-splicing correction, resulting in exon inclusion or exclusion rates of approximately 70% of healthy control levels in these transcripts. This observation supports our therapeutic hypothesis that treatment with PGN-EDODM1 may restore the altered global spliceopathy profiles seen in DM1 patients to that of a healthy individual, thus ameliorating the key pathologies that are the hallmark of this devastating disease. In contrast, treatment with the unconjugated PMO at a dose level of 20 µM afforded very limited correction of downstream mis-splicing events, and we believe this result further supports the criticality of our EDO platform in delivering therapeutic cargos to their nuclear site of action.

In an in vitro study, PGN-EDODM1 treatment resulted in correction of mis-splicing pathologies to around 70% of healthy control levels. Graph plotted as mean ± SD; n = 5 per group.

Building on the success of these in vitro studies, we utilized the HSALR mouse model of DM1 to assess the activity of PGN-EDODM1. This well-validated transgenic mouse model contains between 220 and 250 CTG trinucleotide repeats in the inserted human skeletal actin gene, and exhibits molecular and functional pathologies that are very similar to those seen in human DM1 patients. The CUG repeat expansion present in the HSALR mouse model, and the subsequent sequestration of MBNL1, leads to downstream defects in the normal mRNA splicing patterns for a number of transcripts, resulting in errant inclusions or exclusions of exons.

Sequestration of MBNL1 in the HSALR mouse model causes mis-splicing of multiple RNAs including Clcn1 and Atp2a1, both of which are involved in the regulation of muscle movement. This mis-splicing causes the mice to exhibit myotonia, effectively recapitulating the classic symptom of disease that is observed in DM1 patients. Mis-splicing of Atp2a1 manifests as a lack of exon 22 inclusion in the Atp2a1 mRNA when compared to wild-type splicing patterns, while mis-splicing of Clcn1 manifests as an increase in exon 7a inclusion in the Clcn1 mRNA when compared to wild-type splicing patterns. Following a single intravenous administration of PGN-EDODM1, we observed dose-dependent normalization of the splicing of these genes in the quadriceps and gastrocnemius muscles two weeks after dosing. At a dose of 30 mg/kg, we achieved 91% correction of Atp2a1 mis-splicing and 68% correction of Clcn1 mis-splicing, highlighting the potential of our product candidate to address such downstream pathologies.

PGN-EDODM1 led to a dose-dependent normalization of the splicing of Atp2a1 and Clcn1 transcripts in preclinical study in quadriceps muscles in HSALR mice. Graph plotted as mean ± SEM; n = 8 for PGN-EDODM1 group, n = 16 for HSALR saline control, n = 8 for WT saline control; **** = p≤0.0001.

Consistent with the reversal of mis-splicing events, treatment with a single dose of PGN-EDODM1 also led to a complete reversal of the myotonia phenotype in HSALR mice, with a dose of 30 mg/kg showing complete normalization two weeks after administration. In observational studies we noted quantitative amelioration of myotonia, where treated mice were able to ambulate normally following the inducement of this functional phenotype of disease by hindlimb pinching. In contrast, untreated HSALR mice were unable to efficiently use their hind legs and dragged them behind following the same myotonic inducement event.

PGN-EDODM1 led to a complete amelioration of myotonia in a preclinical study after a single administration. Graph plotted as min to max; n = 8 for PGN-EDODM1 group, n = 16 for HSALR saline control, n = 8 for WT saline control; *** = p≤0.001.

The pharmacologic effects of PGN-EDODM1 were observed to be highly durable. In a duration of effect study, again in the HSALR mouse model, amelioration of the pathogenic splicing patterns of the Atp2a1 and Clcn1 transcripts in the gastrocnemius and quadriceps persisted for at least 24 weeks following a single 30 mg/kg intravenous administration of PGN-EDODM1.

PGN-EDODM1 led to durable improvements in mRNA splicing through 24 weeks post-dose in the HSALR mouse model. Graph plotted as mean ±SEM; n = 7 for 0 timepoint, 8 for 2- and 12-week timepoints; 5 for 24-week timepoint.

The clinical potential of PGN-EDODM1 is further supported by the readouts from our recently completed Phase 1 clinical trial of PGN-EDO51. In this trial, we observed tissue concentrations following a single dose of 10 mg/kg that were comparable to those observed in the HSALR mouse model following a single, pharmacologically active dose of 30 mg/kg. Based on this correlation, we believe that PGN-EDODM1 has the potential to achieve oligonucleotide tissue concentrations in DM1 patients that could lead to clinically meaningful outcomes, a factor which supports the further development of this product candidate.

PGN-EDO51 tissue concentrations were comparable to those achieved for PGN-EDODM1 in HSALR mice. Graph plotted as mean ± SEM; n = 8 for PGN-EDODM1 group, n = 8 for WT saline control; n = 6 for PGN-EDO51 data.

Preclinical tolerability data: Well-tolerated through 90 mg/kg in NHP

We have completed a number of rigorous studies that support a well-tolerated safety profile for PGN-EDODM1. In an in vitro study, immortalized myoblasts from a DM1 patient with 2,600 CTG repeats were differentiated for 4 days to myotubes and treated for 24 hours with PGN-EDODM1 at a range of concentrations between 1 and 20 µM. DMPK transcript levels were evaluated by qPCR and normalized to Rplp0. In NHPs, three doses of 10, 30 or 60 mg/kg of PGN-EDODM1 were administered every two weeks. One week following the final dose, DMPK transcript levels were evaluated by qPCR and normalized to Rplp0.

In both DM1 patient cells and in NHPs, mean DMPK transcript levels remained unchanged relative to an untreated control, and we believe that these results indicate that PGN-EDODM1, as designed, does not target DMPK transcripts for degradation. This unique mechanism of action is a potentially important safety benefit, as such an approach does not carry the risk of possible confounding effects due to the knockdown of DMPK.

No significant changes in mean DMPK transcript levels were observed in DM1 patient cells or in NHPs. Graphs plotted as mean ± SEM; n = 4 for patient cell data, n = 3-4 for NHP data.

We have also assessed the potential for off-target effects in our preclinical work, and have not found any evidence of such findings in any of the studies conducted. In a single-dose study conducted in the HSALR mouse model, where PGN-EDODM1 was administered intravenously at a dose level of 30 mg/kg, we observed no short- or long-term impacts on the levels of other, non-DMPK transcripts containing more than 10 CUG repeats. Transcript levels were measured by qPCR, and were subsequently normalized to Rplp0. This study extended to a 24-week timepoint, and we believe that the data obtained suggests that there is limited risk of off-target complications for this approach in DM1 patients.

No significant impact was observed on the mean levels of other transcripts containing more than 10 CUG repeats. Graphs plotted as mean ± SEM; n=7 for 0 timepoint, 8 for 2- and 12-week timepoints; 5 for 24-week timepoint; NT = not treated, T = treated.

Finally, in single-dose GLP toxicology studies conducted in NHP, PGN-EDODM1 was observed to be well-tolerated through dose levels of 90 mg/kg. There were no adverse effects on kidney, liver or cardiovascular function, and we believe that the totality of the data obtained from these preclinical and IND-enabling studies highlight a potentially favorable safety profile for PGN-EDODM1 and support the further progression of this product candidate to the clinic. We anticipate opening a single ascending dose clinical trial of PGN-EDODM1 in DM1 patients in the first half of 2023, with functional assessments, correction of mis-splicing and safety data expected in 2024.

Clinical development

Our clinical development program for PGN-EDODM1 has been designed to identify a clinically active dose while providing what we believe to be the shortest path to a potential approval. Our planned Phase 1 SAD study in DM1 patients, FREEDOM-DM1, is expected to be a randomized, double-blind placebo-controlled study that will provide critical information regarding the safety of escalating doses of PGN-EDODM1. Other anticipated readouts for this study include functional assessments and correction of mis-splicing data, which we expect to deliver in 2024. The data from our Phase 1 SAD trial is intended to support our planned Phase 2 randomized, double blind, placebo-controlled MAD study in DM1, which we anticipate opening in 2024. This study will incorporate functional assessments, correction of mis-splicing and safety readouts, and will be designed to support potential accelerated regulatory approvals.

We anticipate opening our first clinical trial in DM1 patients in the first half of 2023, with clinical readouts in 2024.

Additional DMD programs

Overview

We are developing additional EDO therapeutics for further DMD patient populations, including PGN-EDO53, for the 8% of DMD patients who are amenable to an exon 53-skipping approach, PGN-EDO45, for the 8% of DMD patients who are amenable to an exon 45-skipping approach, and PGN-EDO44, for the 6% of DMD patients who are amenable to an exon 44-skipping approach. These programs utilize the same EDO cell penetrating peptide as our exon 51-skipping product candidate, PGN-EDO51, which we believe will allow us to leverage our drug development experience in this indication to rapidly drive our exon 53, 45 and 44-skipping product candidates to the clinic. In a NHP study of PGN-EDO53, we observed single-dose exon skipping levels that were almost seven times higher than those observed for R6G-PMO53, a relevant comparator peptide-PMO conjugate approach. For PGN-EDO45, high, dose-dependent levels of exon skipping were observed in wild-type human myoblasts, with our nominated candidate outperforming the R6G-PMO45 comparator at every dose level assessed. Finally, our PGN-EDO44 nominated candidate also exhibited high, dose-dependent levels of exon skipping in wild-type human myoblasts.

Disease background and prevalence

DMD is a fatal X-linked recessive disorder that occurs in up to 1 in 3,500 live male births, with estimates suggesting that there are up to 15,000 DMD patients in the United States and approximately 25,000 in Europe and 5,000 in Japan. Afflicted individuals carry a mutation in the dystrophin gene, and the resulting absence of this critical protein in muscle tissue leads to cell death, atrophy and progressive motoric weakness. As such, DMD sufferers experience a continual deterioration in their physical abilities from birth onwards, with most boys requiring the use of a wheelchair by their early teens. Cardiomyopathies and respiratory ailments become increasingly common as the disease takes hold, and most patients will die from these complications between the ages of 25 and 35. It is estimated that 8% of DMD patients have mutations that would be amenable to treatment with an exon 53-skipping approach, with exon 45- and 44-skipping approaches targeting a further 8% and 6% of the DMD patient population respectively.

Current approaches and limitations

Two unconjugated ASOs leveraging PMO chemistry have been approved for the treatment of individuals with DMD who are amenable to an exon 53-skipping approach – golodirsen, marketed as VYONDYS 53® by Sarepta and viltolarsen, marketed as VILTEPSO® by NS Pharma in the U.S. and Nippon Shinyaku in Japan. These drugs were approved in the United States through the accelerated approval regulatory pathway based on an increased expression of dystrophin, which is considered to be a surrogate endpoint for this indication. Both golodirsen and viltolarsen have yet to establish a clinical benefit for DMD patients through a confirmatory trial. For the exon 45 patient population, casimersen, marketed as AMONDYS 45® by Sarepta, has also been approved in the United States through the accelerated approval pathway, with a confirmatory trial yet to be completed for this unconjugated PMO. There are no approved therapeutics for the exon 44 patient population.

Our approach

We are developing PGN-EDO53, a peptide-conjugated ASO designed to skip exon 53 of the dystrophin transcript in DMD patients who are amenable to such a therapeutic approach. We have employed the same EDO peptide in PGN-EDO53 as is utilized in PGN-EDO51, our exon 51-skipping product candidate – a factor that allows us to rapidly drive our exon 53-skipping product candidate forward by leveraging our drug development experience with this peptide and in this indication. Similarly, PGN-EDO45 and PGN-EDO44, our peptide-conjugated ASOs designed to skip exons 45 and 44 of the DMD transcript respectively, also leverage the capabilities of our lead EDO peptide.

Preclinical development

PGN-EDO53

We have completed a preclinical in vitro screen of a number of candidate ASO sequences utilizing the established PMO chemistry. We synthesized a number of exon 53-skipping PMOs conjugated to our lead EDO peptide and assessed the activity of these in human-derived myoblasts carrying mutations that are amenable to treatment with an exon 53-skipping therapeutic approach. Based on the data obtained from this in vitro screen, we have subsequently assessed several development candidates in a repeat-dose NHP study, where these PPMOs were assessed alongside a relevant comparator, R6G-PMO53. Three doses of each PPMO were administered intravenously over 60 minutes every four weeks, with biopsies of the biceps collected 5 to 7 days after the first and second administrations, and terminal samples collected 7 days after the final dose. Exon 53 skipping was assessed by RT-PCR.

Notably, the single-dose exon skipping levels of 36.4% obtained for the selected PGN-EDO53 candidate were almost seven times higher than those observed for the R6G-PMO53 comparator at 5.4%. Furthermore, exon 53 skipped transcripts accumulated with repeat dosing of PGN-EDO53 – following the third and final dose of PGN-EDO53, mean exon skipping levels were observed to be 57.2%, a level that was nearly three-times higher than the mean exon skipping levels of 20.8% that were observed for the R6G-PMO53 comparator. We believe that this accumulation in skipped transcript is indicative of the potential of the EDO platform to drive clinically meaningful levels of exon skipping, and ultimately dystrophin production, in DMD patients.

Treatment with PGN-EDO53 afforded single-dose exon skipping levels almost seven times higher than for a comparator PPMO. Graphs plotted as mean ± SD; n = 3 per group; study was not powered for statistical significance.

PGN-EDO45 and PGN-EDO44

We have completed an in vitro screen for our PGN-EDO45 and PGN-EDO44 programs in order to nominate potential candidates for further development. In these studies, wild-type human myoblasts were treated for 48 hours with the PPMO compounds, and exon 45 or exon 44 skipping levels were assessed by RT-PCR. For PGN-EDO45, we observed high, dose-dependent levels of exon 45 skipping, with this product candidate outperforming a R6G-PMO45 comparator compound at each dose level assessed. At the highest dose, PGN-EDO45 demonstrated mean exon 45 skipping levels of 79.9%, while R6G-PMO45 demonstrated only 54.0%. For PGN-EDO44, high, dose-dependent levels of exon 44 skipping were also observed, with a readout of 93.4% obtained at the highest dose. No comparator compound was included in this study.

High levels of exon skipping were observed for PGN-EDO45 and PGN-EDO44 in wild-type human myoblasts. Graphs plotted as mean ± SD; n = 4 for PGN-EDO45 and R6G-PMO (n = 3 for R6G-PMO at two top dose levels), n = 3 for PGN-EDO44.

We believe that these data highlight the ability of our EDO technology to enable the rapid development of our pipeline programs, and support the modularity of this approach.

Expanding the Application and Scope of Our EDO Platform

New indications with PMO therapeutics

We intend to apply our deep understanding of our EDO platform and PMO therapeutics to the development of additional product candidates in other indications. We believe that the ability of our EDO peptides to deliver exon skipping therapeutics to muscle cells, including cardiac muscle cells, as well as to the CNS, is largely independent of the exact sequence of the PMO. As such, by leveraging the preclinical data we have previously obtained and the “plug-and-play” nature of our EDO platform, we believe that we are well-positioned to develop additional product candidates that have the potential to drive clinically relevant therapeutic outcomes in other neuromuscular indications as well as in neurologic indications. We have observed the potential of this approach with our PGN-EDO53 program, where we progressed from concept through to NHP study initiation in less than a year.

New cargos

We believe that our EDO technology has the potential to facilitate the delivery of multiple oligonucleotide therapeutics. To date, our efforts have primarily focused on the delivery of PMOs, but we are now actively pursuing the expansion of our cargo scope to other nucleic acid species.

New peptide technologies

We intend to further establish our expertise and competitive position in the field of oligonucleotide delivery through the ongoing research and development of new peptides. We will leverage our deep expertise in this field to design new peptides that target specific tissue types, and will seek to further optimize the tissue and cellular delivery of our EDO platform.

Manufacturing

We do not own or operate manufacturing facilities, and currently rely on third-party contract manufacturing organizations, or CMOs, and suppliers for the cell-penetrating peptide, linker and oligonucleotide components that compromise our EDOs, and for the conjugation of our product candidates as well as for the manufacturing of the finished dosage form (sterile injectable drug product). We anticipate that we will continue to utilize third-party CMOs and suppliers to support our ongoing and future preclinical, clinical and commercial activities, and our intention is to build this network of organizations as we scale our manufacturing requirements. Long-term, we may also decide to establish internal manufacturing of our drugs or selected intermediates.

We believe that there are multiple sources for all raw materials employed in the manufacturing of our EDO therapeutics, and we believe that several CMOs are able to assemble either the peptide intermediate, the linker, and/or the oligonucleotide as well as the final API.

There are extensive regulations that govern the manufacturing of biopharmaceutical products, and the third-party manufacturing organizations we work with are required to adhere to these. Our CMOs are required to manufacture our product candidates under current Good Manufacturing Practice, or cGMP, requirements, alongside other applicable laws and regulations.

Competition

The biopharmaceutical industry is characterized by the rapid evolution and development of new technologies, leading to an environment that is intensely competitive in nature and thus supports the robust protection and defense of intellectual property. Any EDO product candidates that we successfully develop and commercialize will compete both with existing therapeutics, and with new approaches that may arise in the future. While we believe that our unique EDO platform and extensive expertise in oligonucleotide delivery may provide us with a differentiated position in the neuromuscular and neurologic spaces, such competing technologies may arise from many different sources, including large biopharmaceutical organizations, specialty pharmaceutical and biotechnology companies, academic institutions, government agencies, and public and private research organizations.

We expect to face competition from existing products and product candidates in development for each of our programs. Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA

(deflazacort) is an FDA-approved corticosteroid marketed by PTC. Individuals with DMD also use prednisone or prednisolone off-label. In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (Eteplirsen), VYONDYS 53 (Golodirsen) and AMONDYS 45 (Casimersen), which are naked PMOs approved for the treatment of DMD patients amenable to exon 51, exon 53 and exon 45 skipping, respectively, and are marketed by Sarepta, and VILTEPSO (Viltolarsen), a naked PMO approved for the treatment of DMD patients amenable to exon 53 skipping, which is marketed in the U.S. by NS Pharma, Inc. Companies focused on developing treatments for DMD that target dystrophin, as our DMD program does, include PTC with ataluren, a small molecule targeting nonsense mutations in a Phase 3 clinical trial, Sarepta with SRP-5051, a peptide-linked PMO currently being evaluated in a Phase 2b clinical trial for patients amenable to exon 51 skipping, Daiichi Sankyo Company, Limited with DS-5141b, an exon skipping approach for Exon 45 currently in clinical development, Dyne, with DYNE-251, an antibody-conjugated PMO that targets exon 51 skipping in a Phase 1/2 clinical trial, BioMarin Pharmaceutical Inc. with BMN-351, a phosphorothioate oligonucleotide that targets exon 51 skipping currently in preclinical development, Wave Life Sciences Ltd. with WVE-N531, a stereopure oligonucleotide in clinical development for patients amenable to exon 53 skipping, Nippon Shinyaku with NS-089/NCNP-02, an oligonucleotide that targets exon 44 skipping that is currently in clinical development, Avidity Biosciences, Inc., or Avidity, which is in Phase 1/2 clinical development with AOC 1044, an antibody oligonucleotide conjugate that targets Exon 44 skipping, and Entrada Therapeutics, Inc., which is in preclinical development with ENTR-601-44, a peptide-oligonucleotide conjugate that targets Exon 44 skipping and with a clinical hold placed on its investigational new drug application (IND) by the FDA prior to dosing of the first healthy volunteer.

In addition, several companies are developing gene therapies to treat DMD, including Pfizer Inc. (PF-06939926), currently being evaluated in a Phase 3 clinical trial, Sarepta (SRP-9001 and Galgt2 gene therapy program), with the former currently being evaluated in a Phase 3 clinical trial and with a BLA under review by the FDA for accelerated approval, Solid Biosciences Inc. (SGT-003), currently in preclinical development, and REGENXBIO Inc (RGX-202), currently in clinical development. Gene editing treatments that are in preclinical development are also being pursued by Vertex Pharmaceuticals Incorporated, or Vertex, Sarepta and Eli Lilly and Company. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD, including Edgewise Therapeutics, Inc., with EDG-5506, a muscle stabilizer that is currently in clinical development.

There are currently no approved therapies to treat the underlying cause of DM1. Product candidates currently in development to treat DM1 include: tideglusib, a GSK3-ß inhibitor in late-stage clinical development by AMO Pharma Ltd. for the congenital phenotype of DM1; AOC 1001, an antibody linked siRNA in Phase 1/2 clinical development by Avidity Biosciences, Inc.; DYNE-101, an antibody conjugated antisense oligonucleotide in clinical development by Dyne; a microRNA small molecule approach by Arthex Biotech S.L. in preclinical development; gene editing treatments in preclinical development by Vertex; an artificial site-specific RNA endonuclease gene therapy being developed by Enzerna Biosciences Inc.; an RNA-targeting gene therapy in preclinical development by Locana, Inc.; an approach by Design Therapeutics, Inc. to prevent formation of CUG hairpins; an approach utilizing the interaction of small molecules with RNA in preclinical development by Expansion Therapeutics, Inc.; a peptide conjugated PMO in preclinical development by Entrada Therapeutics and Vertex; and therapeutics based on biomolecular condensate biology in preclinical development by Dewpoint Therapeutics, Inc., and Pfizer.

We will also compete more generally with other companies developing alternative scientific and technological approaches, including other companies working to develop conjugates with oligonucleotides for extra-hepatic delivery, including Alnylam Pharmaceuticals, Inc., Aro Biotherapeutics Co, Arrowhead Pharmaceuticals, Inc., Avidity, Dicerna Pharmaceuticals, Inc. (acquired by Novo Nordisk), Dyne, Entrada Therapeutics, Inc., Ionis Pharmaceuticals, Inc., NeuBase Therapeutics, Inc., PYC Therapeutics Limited and Sarepta, as well as gene therapy and gene editing approaches.

Many of the companies which we compete with or may compete with in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Accordingly, our competitors may be more successful than us in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining approval for treatments and achieving widespread market acceptance, rendering our treatments obsolete or non-competitive.

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

Sales and Marketing

We currently do not have a commercial infrastructure in any geography. As we progress our programs through development, we may build a commercial infrastructure in the United States and selected other territories to support the commercialization of each of our product candidates when we believe a regulatory approval in a particular territory is likely. We intend to conduct market research in connection with designing our commercialization strategy for each of our product candidates, which strategy may depend on the size and geographic dispersion of the target patient population and the characteristics of the prescribing audience for our products, if approved. For example, with respect to certain of our product candidates that target diseases with a limited patient population, a concentrated prescribing audience and a small number of key opinion leaders who influence the treatments prescribed for the relevant patient population, we may address each such market using our own targeted, specialty sales and marketing organization supported by internal sales personnel, an internal marketing group and distribution support. For other product candidates, we may establish a larger and more dispersed salesforce, or seek strategic collaborations to support our commercialization efforts.

We intend to evaluate our commercialization strategy as we advance each product candidate through clinical development. In any core markets outside of the United States that we may identify, where appropriate, we may utilize strategic partners, distributors or contract sales forces to expand the commercial availability of our product candidates.

Material Contracts

License of Technology Agreement with Oxford University Innovation Limited and Medical Research Council as Part of United Kingdom Research and Innovation

On March 26, 2018, we, through our wholly-owned subsidiary PepGen Limited, entered into a license agreement, or the OUI/MRC License, with Oxford University Innovation Limited, or OUI, and Medical Research Council as Part of United Kingdom Research and Innovation, or MRC. We amended the OUI/MRC License on December 21, 2018, and subsequently amended and restated it on November 23, 2020.

Pursuant to the OUI/MRC License, we obtained from OUI and MRC an exclusive, royalty-bearing, sublicensable with consent (through one tier) license under certain patent rights, or the OUI/MRC Patents, and data, or the OUI/MRC Licensed Technology, and a nonexclusive, royalty-bearing, sublicensable (through one tier) license under certain know-how, or the OUI/MRC Know-How, for certain biological and chemical compounds, including compounds that comprise amino acids and/or nucleic acids relating to our EDO peptides, proprietary linkers and the resulting EDO conjugates. The Licensed Technology is incorporated in our product candidates PGN-EDO51, PGN-EDODM1, PGN-EDO53, PGN-EDO45 and PGN-EDO44, and will likely be utilized in future discovery programs. Under such licenses, we have the right to make, have made, import, use, sell, offer for sale, market, research, develop, trial, register, modify, enhance, improve, manufacture, have manufactured, hold, keep, formulate, optimize, have used, export, transfer, distribute, promote, have sold, dispose of, offer to dispose of or otherwise exploit in all fields of use on a worldwide basis any products or services that incorporate or otherwise utilize the OUI/MRC Licensed Technology or, in each such case, an OUI/MRC Licensed Product. We granted OUI, and those persons who at any time work or have worked on the OUI/MRC Licensed Technology and OUI/MRC Know-How, and MRC an irrevocable, perpetual, royalty-free, sublicensable license under the OUI/MRC Licensed Technology and OUI/MRC Know-How to use the OUI/MRC Licensed Technology and OUI/MRC Know-How for non-commercial clinical, research, teaching, publication, or other scholarly purposes, or Non-Commercial Purposes. MRC also retained the right to grant sublicenses under our rights in the OUI/MRC Licensed Technology and OUI/MRC Know-How for Non-Commercial Purposes to any person at MRC or any academic or not-for-profit institutions who have worked or collaborated on, or otherwise funded, the OUI/MRC Licensed Technology or OUI/MRC Know-How. Further, OUI, MRC and the Chancellor, Masters and Scholars of the University of Oxford retained the right to freely use, publish (subject to certain obligations) or grant licenses under the OUI/MRC Know-How.

The OUI/MRC License requires us to use commercially reasonable efforts to exploit the OUI/MRC Licensed Technology and to achieve certain development milestones in accordance with a development plan and commercialize the OUI/MRC Licensed Products.

In consideration for the rights conveyed by OUI and MRC under the OUI/MRC License, we were obligated to pay, and have paid, to OUI certain up-front fees in an aggregate amount of approximately £80,000 in connection with the execution of each of the original OUI/MRC License and the amended and restated OUI/MRC License. In addition, we are obligated to pay to OUI sub-single to low, single-digit percentage royalties, or the Royalty Rate, on net sales of any OUI/MRC Licensed Products in excess a of threshold amount between £20 million and £30 million that are commercialized by us. The royalty rate for a given OUI/MRC Licensed Product will decrease a certain percentage following expiration or revocation of the last valid claim of the OUI/MRC Patents covering such OUI/MRC Licensed Product and where there is a product sold by a third party that competes with such OUI/MRC Licensed Product on a country-by-country basis. If we receive any non-royalty payments and royalties in connection with sublicenses or other contracts relating to the OUI/MRC Licensed Technology or OUI/MRC Know-How, we are obligated to pay to OUI, in each instance, a sublicense fee that is from mid single-digit to mid teen percentage depending on the license year in which we execute the sublicense or contract. We are also required to pay certain milestone payments to OUI upon the achievement by us or our sublicensees of specified commercial milestones in an aggregate amount of £100,000 for each OUI/MRC Licensed Product and specified patent procurement milestones in an aggregate amount of £10,000.

Upon completion of the Company’s initial public offering, or IPO in May 2022, the Company paid an exit fee of $1.4 million to OUI during the second quarter of 2022.

Unless earlier terminated, the OUI/MRC License will terminate in its entirety upon the later of (a) the date on which all patents and patent applications licensed to us under the OUI/MRC License have been abandoned or allowed to lapse or expired or been rejected or revoked without a right of further appeal in a relevant country or territory or (b) March 26, 2038. The last-to-expire licensed patent under the OUI/MRC License is set to expire on February 11, 2042. We may terminate the OUI/MRC License in its entirety at any time after November 23, 2023 for convenience upon providing OUI and MRC with written notice. Either party may terminate the OUI/MRC License in its entirety for the other party’s uncured material breach after an opportunity for the other party to cure such material breach. OUI and MRC may terminate the OUI/MRC License for our (a) insolvency or if we challenge the validity of the licensed patents, (b) breach our obligation to develop and exploit the technology in accordance with the development plan and subsequent failure to take remedial action reasonably requested by OUI and/or MRC or (c) failure to pay the Exit Fee or Exit Buy Out Fee. If the OUI/MRC License is terminated by either party for any reason, the OUI/MRC Licenses will terminate and all rights thereunder will revert to OUI and MRC, respectively.

Intellectual Property

We seek to protect the intellectual property, or IP, and proprietary technology that we consider important to our business, including by pursuing patent applications that cover our product candidates and methods of using the same, as well as any other relevant inventions and improvements that are considered commercially important to the development of our business. We likewise seek to protect the IP to which we obtain rights through licenses and sublicenses (e.g., from universities and research institutions) and work collaboratively with our licensors to ensure (and if possible be the driver of) patent prosecution and protection. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and IP positions. Our commercial success depends, in part, on our ability to obtain, maintain, enforce and protect our intellectual property and other proprietary rights for the technology, inventions and improvements we consider important to our business, and to defend any patents we may own or in-license in the future, prevent others from infringing any patents we may own or in-license in the future, preserve the confidentiality of our trade secrets, and operate without infringing, misappropriating or otherwise violating the valid and enforceable patents and proprietary rights of third parties.

As with other biotechnology and pharmaceutical companies, our ability to maintain and solidify our proprietary and intellectual property position(s) for our product candidates and technologies will depend on our success in obtaining effective patent claims and enforcing those claims if granted. However, our pending patent applications, and any patent applications that we may in the future file or license from third parties, may not result in the issuance of patents and any issued patents we may obtain do not guarantee us the right to protect our technology in relation to the commercialization of our products. We also cannot predict the breadth of claims that may be allowed or enforced in any patents we may own or in-license in the future. Notwithstanding the scope of the patent protection available to us, a competitor could develop competitive products that are not covered by our intellectual property, and we may be unable to stop such competitor from commercializing such products.

Any issued patents that we may own or in-license in the future may be challenged, invalidated, circumvented or have the scope of their claims narrowed. Because patent applications can take many years to issue, there may be applications unknown to us, which applications may later result in issued patents that our existing or future products or technologies may be alleged to infringe. Additionally, we cannot be certain of the priority of inventions covered by pending third-party patent applications. If third parties prepare and file patent applications in the United States that also claim technology or therapeutics to which we have rights, we may have to participate in interference proceedings in the United States Patent and Trademark Office, or USPTO, to determine priority of invention, which is highly unpredictable and which could result in substantial costs, even if the eventual outcome is favorable to us. In addition, because of the extensive time required for clinical development and regulatory review of a product candidate we may develop, it is possible that, before any of our product candidates can be commercialized, any patent covering a certain product may expire or remain in force for only a short period following commercialization, thereby limiting the protection such patent would afford the respective product and any competitive advantage such patent may provide.

The term of individual patents depends upon the date of filing of the patent application, the date of patent issuance and the legal term of patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier expiring patent.

The term of a patent claiming a new drug product may also be eligible for a limited patent term extension when FDA approval is granted, provided statutory and regulatory requirements are met. The restoration period granted on a patent covering a product is typically one-half the time between the effective date of a clinical investigation involving human beings is begun and the submission date of an application, plus the time between the submission date of an application and the ultimate approval date. The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. Only one patent applicable to an approved product is eligible for the extension, and only those claims covering the approved product, a method for using it, or a method for manufacturing it may be extended. Additionally, the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any patent term extension or restoration in consultation with the FDA. In the future, if our product candidates receive approval by the FDA, we expect to apply for patent term extensions on any issued patents covering those products, depending upon the length of the clinical studies for each product and other factors.

There can be no assurance that our pending patent applications will issue or that we will benefit from any patent term extension or favorable adjustments to the terms of any patents we may own or in-license in the future. In addition, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. Patent term may be inadequate to protect our competitive position on our products for an adequate amount of time.

In the future, we may need to engage in litigation to enforce patents issued or licensed to us, to protect our trade secrets or know-how or to defend against claims of infringement of the rights of others. Litigation could be costly and could divert our attention from other functions and responsibilities. Furthermore, even if our patents are found to be valid and infringed, a court may refuse to grant injunctive relief against the infringer and instead grant us monetary damages and/or ongoing royalties. Such monetary compensation may be insufficient to adequately offset the damage to our business caused by the infringer’s competition in the market. Adverse determinations in litigation could subject us to significant liabilities to third parties, could require us to seek licenses from third parties and pay significant royalties to such third parties and could prevent us from manufacturing, selling or using our product or techniques, any of which could severely harm our business.

As of December 31, 2022, we owned two pending U.S. patent applications and two pending PCT international applications, and exclusively licensed one issued patent (a European patent validated in France, Germany, Italy, Spain, and Great Britain) and 58 patent applications under our PepGen Inc’s license with Oxford University Innovation Limited, or OUI, and Medical Research Council of United Kingdom Research and Innovation, or MRC. For more information regarding our license agreement with OUI and MRC, or OUI/MRC License, see the section titled “Business—Material Contracts—License of Technology Agreement with Oxford University Innovation Limited and Medical Research Council as Part of United Kingdom Research and Innovation.”

The issued patent and patent applications that cover our product candidates and technology include:

•
With respect to PGN-EDO51, we own one pending U.S. patent application and one pending PCT international application that cover methods of use and exclusively licensed 32 pending patent applications under the OUI/MRC License that cover compositions of matter and methods of use, including applications in Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, South Korea, Mexico, the Russian Federation, Saudi Arabia, and the United States, as well as two PCT international applications. Any patents issuing from the patent applications would have expiration dates ranging from 2039 to 2043, without accounting for any available patent term adjustments or extensions.
•
With respect to PGN-EDODM1, we owned one pending PCT international patent application that covers methods of use and exclusively licensed 45 pending patent applications under the OUI/MRC License that cover compositions of matter and methods of use, including applications in Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, South Korea, Mexico, the Russian Federation, Saudi Arabia, and the United States. Any patents issuing from the patent applications would have expiration dates ranging from 2039 to 2042, without accounting for any available patent term adjustments or extensions.
•
With respect to PGN-EDO53, PGN-EDO45 and PGN-EDO44, we exclusively licensed 30 pending patent applications under the OUI/MRC License that cover compositions of matter and methods of use, including applications in Australia,

Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, South Korea, Mexico, the Russian Federation, Saudi Arabia, and the United States. Any patents issuing from these patent applications would expire in 2039, without accounting for any available patent term adjustments or extensions.
•
With respect to our EDO platform, we own one pending U.S. patent application and exclusively licensed one issued European patent and 41 pending patent applications under the OUI/MRC License that cover compositions of matter and methods of use, including applications in Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, South Korea, Mexico, the Russian Federation, Saudi Arabia, and the United States. The issued European patent is expected to expire in 2035, without accounting for any available patent term adjustments or extensions. The issued European patent was validated in France, Germany, Italy, Spain, and Great Britain, and it relates to certain compositions of matter and uses that may be utilized during future platform development activities. Any patents issuing from the patent applications would have expiration dates ranging from 2035 to 2043, without accounting for any available patent term adjustments or extensions.

Government Regulation

The FDA and comparable regulatory authorities in state and local jurisdictions and in other countries impose requirements upon companies involved in the clinical development, manufacture, marketing and distribution of drugs, such as those we are developing. These agencies and other federal, state and local entities regulate, among other things, the research and development, testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion, distribution, post-approval monitoring and reporting, sampling and export and import of drugs.

U.S. Government Regulation of Drug Products

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending New Drug Applications, or NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•
Completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;
•
Submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may begin;
•
Approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;
•
Performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practices, or GCP, requirements to establish the safety and efficacy of the proposed drug product for each proposed indication;
•
Submission to the FDA of an NDA after completion of all pivotal trials, together with the payment of application user fees, as applicable;
•
A determination by the FDA within 60 days of its receipt of an NDA to accept the marketing application for review;
•
Satisfactory completion of an FDA advisory committee review, if applicable;
•
Satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practice, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
•
Satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data; and
•
FDA review and approval of the NDA.

Preclinical Studies

Before testing any drug product candidate, including our product candidates, in humans, the product candidate must undergo rigorous preclinical testing. Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as in vitro and animal studies to assess potential safety and efficacy. The conduct of preclinical studies is subject to federal regulations and requirements, including good laboratory practice regulations for safety/toxicology studies.

Prior to beginning the first clinical trial with a product candidate in the United States, we must submit an IND to the FDA. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data and any available clinical data or literature and plans for clinical studies, among other things, to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before human clinical trials may begin. Some preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue even after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to initiate.

Clinical Trials

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it is initiated at that institution. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also must review and approve the informed consent form that must be provided to each clinical trial subject or his or her legal representative, and must monitor the clinical trial until completion.

Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy.

Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on their www.clinicaltrials.gov website. Information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Although sponsors are obligated to disclose the results of their clinical trials after completion, disclosure of the results can be delayed in some cases for some time. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government.

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

•
Phase 1: The drug is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness.
•
Phase 2: The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.
•
Phase 3: The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of an NDA.

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval on an NDA.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. Written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies or animal or in vitro testing that suggest a significant risk for human subjects and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information.

NDA Submission and FDA Review and Approval

Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. Data may come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational drug product for the proposed indication to the satisfaction of the FDA. In most cases, the submission of an NDA is subject to a substantial application user fee; a waiver of such fees may be obtained under certain limited circumstances.

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity.

Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA, for a new molecular entity to review and act on the submission, and six months from the filing date of a new molecular entity NDA with priority review. Accordingly, this review process typically takes 12 months and eight months, respectively from the date the NDA is submitted to the FDA. The FDA does not always meet its PDUFA goal dates for standard or priority NDAs, and the review process is often extended by FDA requests for additional information or clarification. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity.

In addition, under the Pediatric Research Equity Act of 2003, or PREA, as amended, certain NDAs or supplements to an NDA must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration must submit an initial Pediatric Study Plan, or PSP, within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before initiation of the Phase 3 or Phase 2/3 study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials and/or other clinical development programs.

The FDA may refer an application for a novel drug or a drug that presents difficult questions of safety or efficacy to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, which reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

The FDA also may require the submission of a Risk Evaluation and Mitigation Strategy, or REMS, if it determines that a REMS is necessary to ensure that the benefits of the drug outweigh its risks and to assure the safe use of the drug. A REMS may include one or more elements, including medication guides, physician communication plans, patient package insert and/or elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools. The FDA determines the requirement for a REMS, as well as the specific REMS provisions, on a case-by-case basis. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve the NDA without a REMS, if required.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical trial sites to assure compliance with GCP requirements.

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a Complete Response Letter. A Complete Response Letter indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A Complete Response Letter generally outlines the deficiencies in the submission and contains a statement of specific conditions that must be met in order to secure final approval of the NDA; it may require additional clinical or preclinical testing in order for FDA to reconsider the application. If a Complete Response Letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

Even if the FDA approves a product, it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug product intended to treat a rare disease or condition, which is generally a disease or condition that affects either (i) fewer than 200,000 individuals in the United States, or (ii) more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making the product available in the United States for this type of disease or condition will be recovered from sales of the product. A company must request orphan drug designation before submitting an NDA. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product with orphan status receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product is entitled to orphan product exclusivity. Orphan product exclusivity means that the FDA may not approve any other applications to market the same product for the same indication for seven years, except in certain limited circumstances. Orphan exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same active ingredient for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. Further, the FDA may approve more than one product for the same orphan indication or disease as long as the products contain different active ingredients. Moreover, competitors may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan drug has exclusivity. Other benefits of orphan drug designation include tax credits for certain research and waiver from the NDA application fee.

A designated orphan drug many not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if a second applicant demonstrates that its product is clinically superior to the approved product with orphan exclusivity or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Expedited Development and Review Programs

The FDA maintains several programs intended to facilitate and expedite development and review of new drugs to address unmet medical needs in the treatment of serious or life-threatening diseases or conditions. These programs include Fast Track designation, Breakthrough Therapy designation, Priority Review and Accelerated Approval, and the purpose of these programs is to either expedite the development or review of important new drugs to get them to patients earlier than under standard FDA development and review procedures.

The FDA has a Fast Track designation program that is intended to expedite or facilitate the process for reviewing new drugs that meet certain criteria. Specifically, new drugs are eligible for Fast Track designation if they are intended to treat a serious or life threatening condition and preclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to both the product and the specific indication for which it is being studied. The sponsor can request that the FDA grant the product Fast Track designation any time before receiving NDA approval, but ideally no later than the pre-NDA meeting. Fast Track designation provides increased opportunities for sponsor interactions with the FDA review team to expedite development and review of the product. The FDA may also review sections of the NDA for a Fast Track designated-product on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application. Fast Track designation may be lost if the designation is no longer supported by data emerging in the clinical trial process.

Additionally, a drug may be eligible for designation as a breakthrough therapy if the product is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life- threatening condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints. The benefits of Breakthrough Therapy designation include the same benefits as Fast Track designation, plus intensive guidance from the FDA to ensure an efficient drug development program. Breakthrough therapy designation comes with all of the benefits of Fast Track designation, which means that the sponsor may file sections of the NDA for review on a rolling basis if certain conditions are satisfied, including an agreement with the FDA on the proposed schedule for submission of portions of the application and the payment of applicable user fees before the FDA may initiate a review.

A product may also be eligible for priority review if it treats a serious or life-threatening condition and, if approved, would provide a significant improvement in safety and effectiveness compared to available therapies. The FDA determines at the time that the marketing application is submitted, on a case-by-case basis, whether the proposed drug represents a significant improvement in treatment, prevention or diagnosis of disease when compared with other available therapies. A priority review designation is intended to direct overall attention and resources to the evaluation of such applications and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months for an NDA for a new molecular entity from the date of filing. If criteria are not met for priority review, the application for a new molecular entity is subject to the standard FDA review period of ten months after FDA accepts the application for filing. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

A product may also be eligible for accelerated approval if it treats a serious or life-threatening disease or condition, generally provides a meaningful advantage over available therapies and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA generally requires that a sponsor perform adequate and well-controlled post-marketing clinical trials to verify and describe the product’s clinical benefit. These confirmatory trials must be completed with due diligence, and, under the Food and Drug Omnibus Reform Act of 202, or FDORA, the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Under FDORA, the FDA has increased authority for expedited procedures to withdraw the product from the market (and withdraw its approval). In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by the agency, pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. Fast Track designation, Breakthrough Therapy designation, priority review and accelerated approval do not change the standards for approval and may not ultimately expedite the development or approval process.

U.S. Non-Patent Exclusivity

Market exclusivity provisions under the FDCA can delay the submission or the approval of certain follow-on applications. The FDCA provides a five-year period of data exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an Abbreviated New Drug Application, or ANDA, for a generic version of the drug or a 505(b)(2) NDA for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, such a follow-on application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

The FDCA also provides three years of market exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity period covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving follow-on applications that do not reference the protected clinical data. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric exclusivity is another type of regulatory market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing regulatory exclusivity periods or listed patents. This six-month exclusivity may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial. The issuance of a Written Request does not require the sponsor to undertake the described clinical trials.

Post-approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There are continuing, annual user fee requirements for any marketed products.

The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

FDA regulations require that products be manufactured in specific facilities and in accordance with cGMP regulations which require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs and those supplying products, ingredients, and components of them are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and for notifying FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP requirements and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and for notifying FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States.

Once an approval of a drug is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Other potential consequences include, among other things:

•
Restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•
Fines, warning letters or clinical holds on post-approval clinical trials;
•
Refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or withdrawal of product approvals;
•
Product seizure or detention, or refusal to permit the import or export of products;
•
Consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
•
Mandated modification of promotional materials and labeling and the issuance of corrective information;
•
Issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; and
•
Injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted by a manufacturer and any third parties acting on behalf of a manufacturer only for the approved indications and in a manner consistent with the approved label for the product. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe, in their independent professional medical judgment, legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined companies from engaging in off-label promotion. The FDA and other regulatory agencies have also required that companies enter into consent decrees and/or imposed permanent injunctions under which specified promotional conduct is changed or curtailed. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA-approved labeling.

Healthcare Regulation

Coverage and Reimbursement

Sales of any product depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. These third-party payors are increasingly reducing coverage and reimbursement for medical products, drugs and services. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization.

The U.S. government, state legislatures and foreign governments have also continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product. Decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product and also have a material adverse effect on sales.

Other Healthcare Laws

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business that may constrain the financial arrangements and relationships through which we research, as well as sell, market and distribute any products for which we obtain marketing authorization. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, and transparency laws and regulations related to drug pricing and payments and other transfers of value made to physicians and other healthcare providers. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and responsible individuals may be subject to imprisonment.

Healthcare Reform and Legislative Updates

In the United States, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, each as amended, collectively known as the ACA, was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affected the pharmaceutical industry. The ACA contained a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement adjustments and changes to fraud and abuse laws. For example, the ACA:

•
increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs;
•
required collection of rebates for drugs paid by Medicaid managed care organizations;
•
required manufacturers to participate in a coverage gap discount program, under which they must agree to offer 70 percent point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and
•
imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs” to specified federal government programs.

Since its enactment, there have also been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA. Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year to 2030, unless additional Congressional action is taken.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries, proposed and enacted legislation and executive orders issued by the former Trump administration designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. It is also possible that additional governmental action is taken in response to the ongoing COVID-19 pandemic. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could impact the amounts that federal and state governments and other third-party payors will pay for healthcare products and services.

Data Privacy and Security

Numerous state, federal and foreign laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. For example, European Union General Data Protection Regulation (EU) 2016/679, or the GDPR imposes strict requirements for processing the personal data of individuals within the European Economic Area, or EEA, including requirements relating to processing health-related and other sensitive data, establishing a legal basis for processing such as obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, imposing limitations on retention of personal data; maintaining a record of data processing, complying with the principal of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA to countries that the EU does not consider to have in place adequate data protection legislation, including the United States. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the non-compliant company, whichever is greater. Further, from January 1, 2021, companies have had to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in United

Kingdom, or UK national law. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Brexit and the Regulatory Framework in the United Kingdom

The UK formally left the EU on January 31, 2020, and the EU and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of cGMP, inspections of manufacturing facilities for medicinal products and cGMP documents issued, but does not foresee wholesale mutual recognition of United Kingdom and EU pharmaceutical regulations. At present, EU laws which have been transposed into UK law through secondary legislation continue to be applicable as “retained EU law”. However, new legislation such as the EU Clinical Trials Regulation or in relation to orphan medicinal products will not be applicable. The UK government has passed the Medicines and Medical Devices Act 2021, which introduced delegated powers in favor of the Secretary of State (or for Northern Ireland, the Department of Health in Northern Ireland) to amend or supplement existing regulations in the area of medicinal products and medical devices. This allows new rules to be introduced in the future by way of secondary legislation, which aims to allow flexibility in addressing regulatory gaps and future changes in the fields of human medicines, clinical trials and medical devices.

As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, is the UK’s standalone medicines and medical devices regulator. As a result of the Northern Ireland protocol, different rules will apply in Northern Ireland than in England, Wales, and Scotland (together, Great Britain, or GB); broadly, Northern Ireland will continue to follow the EU regulatory regime, but its national competent authority will remain the MHRA.

The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment and a rolling review procedure. All existing EU marketing authorizations for centrally authorized products were automatically converted or grandfathered into UK marketing authorizations, effective in Great Britain (only), free of charge on January 1, 2021, unless the marketing authorization holder chose to opt-out. In order to use the centralized procedure to obtain a marketing authorization that will be valid throughout the EEA, companies must be established in the EEA. Therefore, since Brexit, companies established in the UK can no longer use the centralized procedure and instead an EEA entity must hold any centralized marketing authorizations. In order to obtain a UK marketing authorization to commercialize products in the UK, an applicant must be established in the UK or EEA and must follow one of the UK national authorization procedures. For a period of three years from January 1, 2021, the MHRA may rely on a decision taken by the European Commission on the approval of a new (centralized procedure) marketing authorization when determining an application for a GB authorization. A separate application for the GB authorization is, however, still required. On January 24, 2023, the MHRA announced that a new international recognition framework will be put in place from January 1, 2024, which will have regard to decisions on the approval of marketing authorizations made by the European Medicines Agency and certain other regulators when determining an application for a GB authorization. The MHRA also has the power to have regard to marketing authorizations approved in EU Member States (or Iceland, Liechtenstein, Norway) through decentralized or mutual recognition procedures when determining an application for a GB authorization.

There is no longer pre-marketing authorization orphan designation in GB. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding marketing authorization application. The criteria are essentially the same, but have been tailored for the market, i.e., the prevalence of the condition in GB, rather than the EU, must not be more than five in 10,000. Should an orphan designation be granted, the period or market exclusivity will be set from the date of first approval of the product in GB.

Pricing Decisions for Approved Products

In the EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, EU Member States have the option to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU Member States may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU Member States allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the EU have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage health care expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the EU. The downward pressure on health care costs in general, particularly prescription products, has become intense.

As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States, and parallel trade, i.e., arbitrage between low-priced and high-priced EU Member States, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.

Rest of the World Regulation

For other countries outside of Canada, the EU and the United States, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. Additionally, the clinical trials must be conducted in accordance with GCP requirements and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Employees and Human Capital Resources

As of December 31, 2022, we had 45 full-time employees, of which 20 have Ph.D. degrees, and several part-time employees employed on a co-op or internship basis. Within our workforce, 37 employees are engaged in research and development and eight are engaged in business development, finance, legal, and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity incentive plans are to attract, retain and reward personnel through the granting of equity-based compensation awards in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Facilities

In 2022, we primarily operated out of approximately 800 square feet of office space located at 245 Main Street, Cambridge, Massachusetts 02142 and 6,500 square feet of laboratory space at the University of Massachusetts, Mount Ida Campus in Newton, Massachusetts at the School of Applied Sciences Building. The lease for our office space in Cambridge was on a month-to-month basis with a 30-day written notice of cancellation. The lease for our lab space had an original term of February 1, 2022 through January 2023, which we extended to March 2023. We also lease 31,668 square feet of office and laboratory space at 321 Harrison Street, Boston, Massachusetts 02118. The lease was signed on December 1, 2021 and the lease term commenced on December 29, 2022. The current term of the lease is 110 months, expiring in March 2032, with an option to extend the lease for one successive five-year term.

We believe that our facilities are adequate for our current needs and for the foreseeable future. To meet the future needs of our business, we may lease additional or alternate space. We believe that suitable additional or substitute space at commercially reasonable terms will be available as needed to accommodate any future expansion of our operations.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully read and consider all of the risks described below, as well as the other information in this 10-K, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other documents we file with the Securities and Exchange Commission, or SEC when evaluating our business. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. Unless otherwise indicated, references to our business being harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations and future prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. The risks described below are not intended to be exhaustive and are not the only risks that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our common stock.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception, have no products approved for sale and we expect to incur losses for the foreseeable future.

Since inception, we have incurred significant operating losses. Our net losses were $69.1 million and $27.3 million for the year ended December 31, 2022 and December 31, 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $102.9 million. To date, we have financed our operations primarily with the proceeds raised from the sale of our convertible preferred stock in private placements and common stock in our initial public offering. We have devoted substantially all of our financial resources and efforts to research and development activities, business planning, establishing and maintaining our intellectual property portfolio, acquiring and developing product and technology rights, hiring personnel, leasing premises and associated capital expenditures, raising capital, and providing general and administrative support for these operations. We are still in the early stages of development of our programs and have only advanced one product candidate into clinical development. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

As of December 31, 2022, we had cash and cash equivalents of $181.8 million. In July 2021, we raised aggregate gross proceeds of $21.0 million from the final milestone closing of our Series A-2 convertible preferred stock and, additionally, in July 2021, we raised aggregate gross proceeds of $112.5 million from the private placement of our Series B convertible preferred stock. In addition, in May 2022, we raised aggregate gross proceeds of $122.9 million from our IPO.

Based on our current operating plans, we believe that our cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into early 2025. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors, including factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect and could be forced to seek additional funding sooner than planned.

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

Commencing clinical trials in the United States is subject to authorization by the FDA, of an IND and finalizing the trial design based on discussions with the FDA and other regulatory authorities. In the event that the FDA requires us to complete additional preclinical studies or we are required to satisfy other FDA or other regulator requests prior to commencing clinical trials, the start of our first clinical trials may be delayed. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence any clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect. There are equivalent processes and risks applicable to CTAs in other countries, including Canada and countries in the Europe.

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
•
successful initiation, enrollment and completion of clinical trials, including under the FDA’s GCPs, GLPs, and any additional regulatory requirements from foreign regulatory authorities;
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

Our lead product candidate is currently in clinical-stage development, while our other product candidates are still in the research or preclinical stage of development and our approach to treating muscle disease is unproven. Our research programs may fail to identify potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates and our potential product candidates may be shown to have harmful side effects in preclinical in vitro experiments or in vivo animal model studies and in future clinical studies. In addition, our potential product candidates may not show promising signals of therapeutic effect in such experiments, studies or they may have other characteristics that may make the product candidates impractical to manufacture, unmarketable or unlikely to receive marketing approval. Further, because all of our development programs are based on our EDO platform, adverse developments with respect to one of our programs may have a significant adverse impact on the actual or perceived likelihood of success and value of our other programs.

We have advanced our lead product candidate, PGN-EDO51, into the clinic, and have recently completed a Phase 1 trial in HVs. However, the positive results we have observed in the completed Phase 1 trial may not be repeated in future clinical trials and regulatory authorities may disagree with the interpretation of data from this trial.

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
•
delays in opening clinical trial sites or obtaining required IRB or independent ethics committee approval, or the equivalent review groups for sites outside the United States, at each clinical trial site;
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

Further, conducting clinical trials in foreign countries, as we plan to continue to do for our product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

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

Additionally, our planned clinical trials may utilize an “open-label” trial design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our product candidates when studied in a controlled environment with a placebo or active control.

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

From time to time, we may publicly disclose preliminary or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, in September 2022, we announced results from our Phase 1 clinical trial of PGN-EDO51. The topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data and preliminary results should be viewed with caution until the final data are available.

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

While we have only completed dosing up to 15 mg/kg in a Phase 1 clinical trial of PGN-EDO51, in which PGN-EDO51 was generally well-tolerated at clinically active doses, there can be no assurance that our product candidates will not cause undesirable side effects in patients. For example, in preclinical toxicology studies of PGN-EDO51 in normal NHPs, we observed transient, clinical signs of hypotension in some animals treated at a dose level higher than that which we intend to evaluate in the clinic. In addition, in our Phase 1 clinical trial of PGN-EDO51, at 15 mg/kg, we observed mild, transient, reversible changes in kidney biomarkers that resolved without intervention in all but one participant who experienced a non-life threatening serious adverse event. While the trial was not halted by the safety review committee nor put on hold by Health Canada, under the protocol for this Phase 1 clinical trial, any non-life threatening SAE was considered a dose-limiting toxicity. This participant was admitted to the hospital for less than 24 hours, received intravenous hydration, and then was re-admitted to the Phase 1 unit and completed the study. We also observed transient mild to moderate hypomagnesemia in two participants in the Phase 1 trial, which did not require intervention. Based on published data and other publicly-available information, such adverse events are consistent with the types of events reported with this class of oligonucleotides in general.

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

Despite the outcome of our Phase 1 clinical trial of PGN-EDO51, results of our planned clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics than previously anticipated. If any product candidates we develop are associated with serious adverse events, undesirable side effects or unexpected characteristics, we may need to abandon their development or limit development to certain uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, any of which would have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, regulatory authorities may draw different conclusions, require additional testing to confirm these determinations, require more restrictive labeling or deny regulatory approval of the product candidate. Many product candidates that initially showed promise in early-stage testing have later been found to cause side effects that prevented further clinical development of the product candidates.

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

We do not own or operate manufacturing facilities and have no current plans to develop our own clinical or commercial-scale manufacturing capabilities. We rely on a small number of third-party suppliers for the manufacture of the product candidates that we are evaluating in our research programs. We expect to continue to depend on third-party suppliers for the manufacture of any product candidates we advance into preclinical and clinical development, as well as for commercial manufacture if those product candidates receive marketing approval. The facilities used by third-party manufacturers to manufacture our product candidates must be approved by the FDA, the EMA and any comparable foreign regulatory authority pursuant to inspections that will be conducted after we submit a NDA, to the FDA or any comparable filing to the EMA or other foreign regulatory authority. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP requirements for manufacture of products. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, the EMA or any comparable foreign regulatory authority, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities.

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

If our collaborations do not result in the successful development and commercialization of product candidates, or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of product candidates could be delayed, and we may need additional resources to develop product candidates. In addition, if one of our collaborators terminates its agreement with us, we may find it more difficult to find a suitable replacement collaborator or attract new collaborators, and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. All of the risks relating to product development, regulatory approval and commercialization described in this 10-K apply to the activities of our collaborators.

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

Although we are currently in clinical development for our first product candidate, we have no experience as a company in conducting, completing and managing the full suite of clinical trials necessary to obtain regulatory approvals, including approval by the FDA, the EMA or comparable foreign regulatory authorities, or in obtaining approval of any of our product candidates. We are early in our development efforts for our product candidates, and we have successfully completed a Phase 1 clinical trial for our lead product candidate, PGN-EDO51, only. We will need to successfully complete IND- or CTA-enabling activities, early-stage, later-stage and pivotal clinical trials, in order to obtain FDA, EMA or comparable foreign regulatory approval to market PGN-EDO51, PGN-EDODM1, PGN-EDO53, PGN-EDO45, PGN-EDO44 and any future product candidates.

Carrying out clinical trials and the submission of a successful NDA is a complicated process. We completed our first Phase 1 clinical trial for PGN-EDO51 in the third quarter of 2022, and plan to open a Phase 2 multiple ascending dose clinical trial in DMD patients in the first half of 2023. In addition, we plan to open a Phase 1 trial of PGN-EDODM1 in DM1 patients in the first half of 2023 and commence our single ascending dose clinical trial, subject to receiving authorization to proceed under an IND. Based on the observed high levels of oligonucleotide delivery and exon skipping in muscle in our Phase 1 trial of PGN-EDO51, we believe that these results could signal the potential for the accumulation of exon 51 skipped transcript and dystrophin protein in muscle tissue with repeated doses of PGN-EDO51 in people living with DMD. However, our belief based on the Phase 1 clinical trial with HVs may be erroneous. There can be no assurance that our expectations of higher exon skipping and dystrophin production will be reflected in clinical evaluation of PGN-EDO51 with respect to people living with DMD.

Although we completed a Phase 1 clinical trial for our lead product candidate, we have not conducted any additional clinical trials, have limited experience as a company in preparing, submitting and prosecuting regulatory filings, and have submitted a CTA, which was subsequently authorized in Canada, for our lead product candidate only. We have not previously submitted an IND or an NDA for any product candidate. In addition, we have had limited interactions with the FDA, the EMA and comparable foreign regulatory authorities and cannot be certain how many clinical trials of PGN-EDO51, PGN-EDODM1, PGN-EDO53, PGN-EDO45, PGN-EDO44 or any other product candidates will be required or how such trials should be designed. For example, the FDA has approved at least four drugs based on their minimal dystrophin production, and it is our belief that we may be able to pursue an accelerated approval pathway for PGN-EDO51 on that same basis. The FDA has provided feedback on both of our clinical programs, and we plan to incorporate their feedback into our clinical trials to support the potential for accelerated approval. We may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our current or planned clinical trials, could prevent us from or delay us in submitting NDAs for and commercializing our product candidates.

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

We may attempt to seek approval from the FDA or comparable foreign regulatory authorities , where applicable, under the accelerated approval pathways. We may fail to obtain approval under such accelerated approval pathways. Moreover, these pathways may not lead to a faster development, regulatory review or approval process and do not increase the likelihood that our product candidates will receive marketing approval.

We may in the future seek accelerated approval, where applicable, under the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition, generally provides a meaningful advantage over available therapies, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of accelerated approval, the FDA likely would require that we perform adequate and well-controlled post-marketing clinical trials to confirm the product’s clinical benefit. These confirmatory trials must be completed with due diligence. For example, if we receive positive results from our Phase 2 trials for PGN-EDO51 that show an acceptable safety and tolerability profile; a clinically meaningful increase in dystrophin levels, a surrogate endpoint, in the biceps of DMD patients; and robust exon skipping levels in the same tissue, we intend to pursue this accelerated approval pathway. However, our anticipated Phase 2a clinical trial may fail to produce such data, and we may be unable to pursue the accelerated approval pathway as planned. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Thus, even if we seek to utilize the accelerated approval pathway, we may not be able to obtain accelerated approval and, even if we do, we may not experience a faster development, regulatory review or approval process for that product. In addition, receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to a full approval.

In the EU, under the centralized procedure, the European Medicines Agency’s Committee for Medicinal Products for Human Use may perform an accelerated assessment of a marketing authorization application. Applicants requesting an accelerated assessment procedure must justify that the product candidate is expected to be of major public health interest, particularly from the point of view of therapeutic innovation. Prior to seeking accelerated approval for any of our product candidates, we intend to seek feedback from the

FDA or similar foreign regulatory authorities and will otherwise evaluate our ability to seek and receive accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA or similar application for accelerated approval or any other form of expedited development or review. Similarly, there can be no assurance that after subsequent FDA or similar foreign regulatory authorities feedback we will continue to pursue or apply for accelerated approval or any other form of expedited development or review, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or other expedited development or review for our product candidates, there can be no assurance that such submission or application will be accepted or that any expedited development or review will be granted on a timely basis, or at all. The FDA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development or review for our product candidate would result in a longer time period to commercialization of such product candidate, if any, could increase the cost of development of such product candidate, and could harm our competitive position in the marketplace.

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

We may seek designation for our EDO platform as a designated platform technology, but we might not receive such designation, and even if we do, such designation may not lead to a faster regulatory review or approval process.

We may seek designation for our EDO platform as a designated platform technology. Under FDORA, a platform technology incorporated within or utilized by a drug or biological product is eligible for designation as a designated platform technology if (1) the platform technology is incorporated in, or utilized by, a drug approved under an NDA; (2) preliminary evidence submitted by the sponsor of the approved or licensed drug, or a sponsor that has been granted a right of reference to data submitted in the application for such drug, demonstrates that the platform technology has the potential to be incorporated in, or utilized by, more than one drug without an adverse effect on quality, manufacturing, or safety; and (3) data or information submitted by the applicable person indicates that incorporation or utilization of the platform technology has a reasonable likelihood to bring significant efficiencies to the drug development or manufacturing process and to the review process. A sponsor may request the FDA to designate a platform technology as a designated platform technology concurrently with, or at any time after, submission of an IND application for a drug that incorporates or utilizes the platform technology that is the subject of the request. If so designated, the FDA may expedite the development and review of any subsequent original NDA for a drug that uses or incorporates the platform technology. Even if we believe our EDO platform meets the criteria for such designation, the FDA may disagree and instead determine not to grant such designation. In addition, the receipt of such designation for a platform technology does not ensure that a drug will be developed more quickly or receive FDA approval. Moreover, the FDA may revoke a designation if the FDA determines that a designated platform technology no longer meets the criteria for such designation.

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

The FDA, the EMA or a comparable foreign regulatory authority may not approve any of our product candidates derived from our platform. However, if the FDA, EMA or comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, conformance with applicable product tracking and tracing requirements, establishment registration and listing, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing studies, and surveillance to monitor the safety and efficacy of the product. Additionally, under FDORA, sponsors of approved drugs and biologics must provide six months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

The FDA, EMA and other foreign regulatory authorities closely regulate the post-approval marketing and promotion of medicines to ensure that they are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA, EMA and other foreign regulatory authorities impose stringent restrictions on manufacturers’ communications regarding off-label use. In particular, a product may not be promoted for uses that are not approved by the FDA, EMA and other foreign regulatory authorities as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may be subject to enforcement action for off-label marketing by the FDA and other federal and state enforcement agencies, including the Department of Justice. Violation of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription products may also lead to investigations or allegations of violations of federal and state healthcare fraud and abuse laws and state consumer protection laws. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The government has also required companies to enter into consent decrees and/or imposed permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

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

Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies such as gene therapy and therapies addressing rare diseases such as those we are developing. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars; addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted:

•
The U.S. Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year through 2030.
•
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
•
The Inflation Reduction Act of 2022 or IRA includes several provisions that will impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation, and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it will not qualify for the orphan drug exemption. The effects of the IRA on our business and the healthcare industry in general are not yet known.

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

The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, or authorizing the provision of money or anything of value, directly or indirectly through parties, to any foreign official, official of a public international organization, or political party official or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the Department of Justice. The SEC is involved with enforcement of the books and records provisions of the FCPA.

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

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of personal information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer or other processing of personal data, including personal health data, of individuals in the EEA, is subject to the GDPR, as well as national data protection laws in effect in the member states of the EEA. The GDPR imposes stringent requirements on companies that process personal data, including requirements relating to processing health-related and other sensitive data, obtaining consent of the individuals to whom the personal data relates, establishing a legal basis for processing, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data that requires the adoption of administrative, physical and technical safeguards to protect such information, providing notification of data breaches to appropriate data protection authorities or data subjects, establishing means for data subjects to exercise rights in relation to their personal data and taking certain measures when engaging third-party processors. The GDPR's definition of personal data includes coded data and it imposes rules relating to informed consent practices and for clinical trials and notices for clinical trial subjects and investigators. In addition, the GDPR confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. It also provides that EEA member states may make their own laws and regulations limiting the processing of personal data, including genetic, biometric or health data. Noncompliant companies face significant fines, which can be up to 4% of global revenues or €20 million, whichever is greater. Further, from January 1, 2021, companies have had to comply with the GDPR and also the United Kingdom GDPR, or the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The UK GDPR is currently largely in line with the GDPR, but the data protection regimes may diverge more in the future.

Among other requirements, the GDPR and UK GDPR regulate transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. Switzerland has also adopted similar restrictions on transfer of personal data outside of its borders. In July 2020, the Court of Justice of the EU, or the CJEU, limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield, which was the main mechanism to transfer personal data to the United States, and imposing further restrictions on the use of standard contractual clauses or SCCs. The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The new SCCs apply only to the transfer of personal data outside of the EEA and not the UK. The UK’s Information Commissioner’s Office has also published new data transfer standard contracts for transfers from the UK under the UK GDPR. The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision and remains under review by the Commission during this period. In September 2021, the UK government has announced wide-ranging reform of UK data protection laws following Brexit, but these plans have been put on hold. There is a risk that any material changes which are made to the UK data protection regime could result in the European Commission reviewing the UK adequacy decision, and the UK losing its adequacy decision if the European Commission deems the UK to no longer provide adequate protection for personal data. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

Given the breadth and depth of changes in data protection obligations, preparing for and complying with the GDPR and similar laws’ requirements are rigorous and time intensive and require significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data. The GDPR, UK GDPR and other laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition or results of operations.

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

Under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments to the FDCA, a company may file an abbreviated new drug application, or ANDA, seeking approval of a generic version of an approved innovator product. Under the Hatch-Waxman Amendments, a company may also submit an NDA under section 505(b)(2) of the FDCA that references the FDA’s prior approval of the innovator product. A 505(b)(2) NDA product may be for a new or improved version of the original innovator product. The Hatch-Waxman Amendments also provide for certain periods of regulatory exclusivity, which preclude FDA approval (or in some circumstances, FDA filing and review) of an ANDA or 505(b)(2) NDA.

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

We expect to face competition from existing products and product candidates in development for each of our programs. Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC. People with DMD also use prednisone or prednisolone off-label. In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (Eteplirsen), VYONDYS 53 (Golodirsen) and AMONDYS 45 (Casimersen), which are naked phosphorodiamidate morpholino oligonucleotides, or PMOs, approved for the treatment of DMD patients amenable to exon 51, exon 53 and exon 45 skipping, respectively, and are marketed by Sarepta, VILTEPSO (Viltolarsen), a naked PMO approved for the treatment of DMD patients amenable to exon 53 skipping, which is marketed in the United States by NS Pharma. Companies focused on developing treatments for DMD that target dystrophin, as our DMD program does, include Sarepta with SRP-5051, a peptide-linked PMO currently being evaluated in a Phase 2 clinical trial for patients amenable to exon 51 skipping, Dyne with DYNE-251, an antibody fragment-conjugated PMO that targets exon 51 skipping and is currently in clinical development, BioMarin Pharmaceutical Inc. with BMN-351, a phosphorothioate oligonucleotide that targets exon 51 skipping and is currently in preclinical development, Wave Life Sciences Ltd. with WVE-N531, a stereopure oligonucleotide in Phase 1/2 clinical development for patients amenable to exon 53 skipping, Daiichi Sankyo with DS-5141b, an exon skipping approach for exon 45 in clinical development, PTC with ataluren, a small molecule targeting nonsense mutations in a Phase 3 clinical trial, Nippon Shinyaku with NS-089/NCNP-02, an oligonucleotide that targets exon 44 skipping that is currently in clinical development, Avidity Biosciences, Inc., which is in clinical development with AOC 1044, an antibody oligonucleotide conjugate that targets exon 44 skipping, and Entrada Therapeutics, Inc., which is in preclinical development with ENTR-601-44, a peptide oligonucleotide conjugate that targets exon 44 skipping and with a clinical hold placed on its investigational new drug application (IND) by the FDA prior to dosing of the first healthy volunteer. In addition, several companies are developing gene therapies to treat DMD, including Pfizer Inc. (PF-06939926), which is currently being assessed in a Phase 3 clinical trial, Sarepta (SRP-9001 and Galgt2 gene therapy program), the former of which is currently being assessed in a Phase 3 clinical trial and for which a BLA has recently been submitted, Solid Biosciences Inc. (SGT-003), currently in preclinical development and REGENXBIO Inc (RGX-202), which has received IND clearance for a Phase 1/2 clinical trial. Gene editing treatments that are in preclinical development are also being pursued by Vertex, Sarepta and Eli Lilly. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD, including Edgewise Therapeutics with EDG-5506, a muscle stabilizer that is currently in clinical development.

There are currently no approved therapies to treat the underlying cause of DM1. Product candidates currently in development to treat DM1 include: tideglusib, a GSK3-ß inhibitor in late-stage clinical development by AMO Pharma Ltd. for the congenital phenotype of DM1; AOC 1001, an antibody linked siRNA in Phase 1/2 clinical development by Avidity Biosciences, Inc.; DYNE-101, an antibody conjugated antisense oligonucleotide in clinical development by Dyne; a microRNA small molecule approach by Arthex Biotech; gene editing treatments in preclinical development by Vertex; an artificial site-specific RNA endonuclease gene therapy being developed by Enzerna Biosciences; an RNA-targeting gene therapy in preclinical development by Locana; an approach by Design Therapeutics to prevent formation of CUG hairpins; an approach utilizing the interaction of small molecules with RNA in preclinical development by Expansion Therapeutics; ENTR-701, a peptide-conjugated PMO in preclinical development by Entrada Therapeutics; and therapeutics based on biomolecular condensate biology in preclinical development by Dewpoint Therapeutics.

We will also compete more generally with other companies developing alternative scientific and technological approaches, including other companies working to develop conjugates with oligonucleotides for extra-hepatic delivery, including Alnylam Pharmaceuticals, Aro Biotherapeutics, Arrowhead Pharmaceuticals, Avidity Biosciences, Dicerna Pharmaceuticals (acquired by Novo Nordisk), Dyne, Entrada Therapeutics, Ionis Pharmaceuticals, NeuBase Therapeutics, PYC Therapeutics and Sarepta, as well as gene therapy and gene editing approaches.

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

The estimates of market opportunity and forecasts of market growth included in this 10-K may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business may not grow at similar rates, or at all.

Market opportunity estimates and growth forecasts included in this 10-K are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. The estimates and forecasts included in this 10-K relating to size and expected growth of our target market may prove to be inaccurate. Even if the markets in which we compete meet the size estimates and growth forecasts included in this 10-K, our business may not grow at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.

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

Our success depends in large part on our and our licensors’ ability to obtain and maintain patent and other intellectual property protection in the United States and other jurisdictions. We and our licensors have sought, and will seek, to protect our proprietary position by filing additional patent applications in the United States and abroad related to certain technologies and our platform that are important to our business. However, our patent portfolio is at an early stage; except for one issued patent and seven applications currently under examination, which we in-licensed from Oxford University and the Medical Research Council of United Kingdom Research and Innovation, substantive examination of the currently pending patent applications we own or license has yet to begin. In addition, there can be no assurance as to whether or when our patent applications will issue as granted patents. Our ability to stop third parties from making, using, selling, marketing, offering to sell, importing and commercializing our product candidates and our technology is dependent upon the extent to which we have rights under valid and enforceable patents and other intellectual property that cover our platform and technology. If we are unable to secure, maintain, defend and enforce patents and other intellectual property with respect to our product candidates and our technology, it would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and other jurisdictions. For example, we may be subject to a third-party submission of prior art to the USPTO, challenging the validity of one or more claims of our owned or licensed patents. Such submissions may also be made prior to a patent’s issuance, precluding the granting of a patent based on one of our owned or licensed pending patent applications. We may become involved in opposition, derivation, re-examination, inter partes review, post-grant review or interference proceedings and similar proceedings in foreign jurisdictions (for example, opposition proceedings) challenging our owned or licensed patent rights. In addition, a third party may claim that our owned or licensed patent rights are invalid or unenforceable in a litigation. An adverse result in any litigation or patent office proceeding could put one or more of our owned or licensed patents at risk of being invalidated, ruled unenforceable or interpreted narrowly and could allow third parties to commercialize products identical or similar to our product candidates and compete directly with us, without payment to us. Moreover, we, or one of our licensors, may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge priority of invention or other features of patentability. Such challenges and proceedings may result in loss of patent rights, exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and our product candidates. Such challenges and proceedings may also result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. Moreover, there could be public announcements of the results of hearings, motions or other interim proceedings or developments related to such challenges and proceedings. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

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

As of December 31, 2022, we had 45 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs and, if any product candidate receives marketing approval, sales, marketing, distribution and coverage and reimbursement capabilities. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our international activities subject us to various risks, and our failure to manage these risks could adversely affect our results of operations.

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
•
compliance with tax, employment, immigration and labor laws should we have any employees living or traveling abroad;
•
becoming subject to the different, complex and changing laws, regulations and court systems of multiple jurisdictions and compliance with a wide variety of foreign laws, treaties;
•
reduced protection of, or significant difficulties in enforcing, intellectual property rights, or increased risk of intellectual property disputes, in certain countries;
•
difficulties in attracting and retaining qualified consultants, contractors, and personnel;
•
restrictions imposed by any applicable local labor practices and laws on our business and operations, including unilateral cancellation or modification of contracts;
•
rapid changes in global government, economic and political policies and conditions, political or civil unrest or instability, terrorism or epidemics and other similar outbreaks or events, and potential failure in confidence of our suppliers or customers due to such changes or events;
•
geopolitical tensions that affect our activities, operations and/or operations of our contractors, consultants, collaborators, vendors or partners; and
•
tariffs, trade protection measures, import or export licensing requirements, trade embargoes and other trade barriers.

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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect the Company’s current and projected business operations and its financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC, may be unable to access undrawn amounts thereunder. Although we are not a borrower or party to any such instruments with SVB, Signature or any other financial institution currently in receivership, if we were to borrow money in the future and if any of our lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay or perform their obligations to us or to enter into new commercial arrangements requiring additional payments to us or additional funding could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry, including for example in the case of First Republic Bank and Credit Suisse during March 2023. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. Additionally, there is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect the Company, the financial institutions with which the Company has credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which the Company has financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, the following:

•
Delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
•
Potential or actual breach of statutory, regulatory or contractual obligations, including obligations that require the Company to maintain letters of credit or other credit support arrangements;
•
Termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity, our current and/or planned business operations, and our current or projected financial condition and results of operations.

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our suppliers, which in turn, could have a material adverse effect on our current and/or planned business operations and our current or projected results of operations and financial condition. For example, a customer may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy, or a supplier may determine that it will no longer deal with us as a customer. In addition, a customer or supplier could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on the Company, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. Any customer, collaborator or supplier bankruptcy or insolvency, or the failure of any customer or collaborator to make payments when due, or any breach or default by a customer, collaborator or supplier, or the loss of any significant supplier or collaborator relationships, could result in material losses to the Company and may have a material adverse impact on our business.

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

Risks Related to Ownership of Our Common Stock

Prior to the completion of our IPO, there was no public market for our common stock. The stock price of our common stock has been and may continue to be volatile or may decline regardless of our operating performance and prospects.

Prior to the completion of our IPO, there was no public market for shares of our common stock. You may not be able to sell your shares quickly or at the market price if trading in shares of our common stock is not active. An active or liquid market in our common stock may not develop or, if it does develop, it may not be sustainable, and the prices at which shares of our common stock trade in the market have fluctuated and may fluctuate in the future considerably or decline or be quite volatile regardless of our operating performance and prospects. As a result of these and other factors, you may be unable to resell your shares of our common stock at or above the initial public offering price or the per share price you paid for your shares.

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

•
timing and results of, or developments in, preclinical studies and clinical trials of our product candidates or those of our competitors or potential competitors;
•
adverse regulatory rulemaking, guidance or decisions, including failure to receive marketing approvals for our product candidates;
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
•
actual or anticipated changes in estimates as to our financial condition or results, clinical outcomes, development timelines or recommendations by securities analysts;
•
variations in our financial condition or results or the financial condition or results of companies that are perceived to be similar to us;
•
sales of our common stock by us, our executive officers, directors or principal stockholders or others;
•
changes in the structure of healthcare payment systems;
•
market conditions in the pharmaceutical and biotechnology sectors;
•
general economic, industry, political and market conditions, including conditions resulting from the effects of the ongoing COVID-19 pandemic, high inflation and capital market disruptions, and government macroeconomic policies; and
•
the other factors described in this “Risk factors” section.

Any of the factors listed above could materially adversely affect your investment in our common stock, and our common stock may trade at prices significantly below the price you paid for our stock, which could contribute to a loss of all or part of your investment. In such circumstances the trading price of our common stock may not recover and may experience a further decline.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our offerings or business practices. Such litigation may also cause us to incur other substantial costs to defend such claims and maintain liability insurance coverages and may also result in the diversion of management’s attention and resources.

Unfavorable global economic conditions could adversely affect our business, financial condition, stock price and results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the 2008 global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn resulting from the ongoing COVID-19 pandemic could result in a variety of risks to our business, including weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. In addition, the current military conflict between Russia and Ukraine could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls or other actions that have been or may be initiated by nations, including the United States or the European Union, or actions taken by Russia (e.g., potential cyberattacks, disruption of energy flows, etc.) could adversely affect our business and/or our supply chain, our CROs, CDMOs and other third parties with which we conduct business. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could impair our ability to achieve our growth strategy, could harm our financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that our current or future service providers, manufacturers or other collaborators may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. We cannot anticipate all of the ways in which the current economic climate, including increasing interest rates and high inflation, and financial market conditions could adversely impact our business.

Our executive officers, directors and principal shareholders, if they choose to act together, will continue to have the ability to significantly influence all matters submitted to stockholders for approval.

Based upon our common stock outstanding as of March 15, 2023, our executive officers, directors, greater than five percent shareholders and their affiliates beneficially own approximately 76.8% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, even though some of these persons or entities may have interests that are different than those of yours. For example, these stockholders, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of substantially all of our assets.

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

A significant portion of our total outstanding shares is subject to restrictions on resale and to the extent such restrictions are lessened or removed, by virtue of the registration of such shares or otherwise, the sale of such currently restricted shares could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

Even after we no longer qualify as an EGC, we may continue to qualify as a smaller reporting company, which would allow us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation. In addition, if we are a smaller reporting company with less than $100 million in annual revenue, we would not be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404. In reliance on these exemptions, we have taken advantage of reduced reporting obligations in this 10-K.

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

We incur substantial costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives and corporate governance practices.

As a public company, and even more so after we are no longer an EGC or a smaller reporting company, we incur or will incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote and will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and may continue to increase our legal and financial compliance costs, particularly as we hire additional financial and accounting employees to meet public company internal control and financial reporting requirements and have made and will make some activities more time-consuming and costly compared to when we were a private company. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified members of our board of directors.

We cannot predict or estimate the amount of additional costs we may incur as a public company or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Pursuant to Section 404, we will be required to furnish a report by our management on our internal control over financial reporting beginning with our second filing of our Annual Report on Form 10-K with the SEC. However, while we remain an EGC or a smaller reporting company with less than $100 million in annual revenue, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, engaging outside consultants and adopting a detailed work plan to assess and document the adequacy of internal control over financial reporting, continuing steps to improve control processes as appropriate, validating through testing that controls are functioning as documented and implementing a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, particularly if such material weakness results in the necessity of a restatement of our historical financial statements.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could harm our business and have a negative effect on the trading price of our stock.

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an EGC under the JOBS Act or a smaller reporting company with less than $100 million in annual revenue, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. We could be an EGC for up to five fiscal years after our IPO, which occurred on May 6, 2022. An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation, which could have a negative effect on the trading price of our stock.

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

We have a history of cumulative losses and anticipate that we will continue to incur significant losses in the foreseeable future; thus, we do not know whether or when we will generate taxable income necessary to utilize our net operating losses, or NOLs, or research and development tax credit carryforwards. As of December 31, 2022, we had federal and state NOL carryforwards of $0.5 million. The Company did not generate U.K. NOLs in 2022 and does not anticipate any going forward.

As a company that carries out extensive research and development activities, we sought to benefit from the U.K. research and development tax relief programs, being the Small and Medium-sized Enterprises R&D tax relief program, or SME Program, and, to the extent that our projects are grant funded or relate to work subcontracted to the company by third parties, the Research and Development Expenditure Credit program, or RDEC Program. Under the SME Program, we may be able to surrender the trading losses that arise from our qualifying research and development activities for a cash rebate of approximately 33.4% of the surrenderable losses. The majority of our research and development activities during 2021 were eligible for inclusion within these tax credit cash rebate claims. We may not be able to continue to claim payable research and development tax credits in the future if we cease to qualify as an SME, based on size criteria concerning employee headcount, turnover and gross assets or if we no longer conduct qualifying research and development activities through our wholly-owned subsidiary PepGen Limited. The U.K. Finance Act of 2021 introduced a cap on payable credit claims under the SME Program in excess of £20,000 with effect from April 2021 by reference to, broadly, three times the total PAYE and NICs liability of the company, subject to an exception which prevents the cap from applying. That exception requires the company to be creating, taking steps to create or managing intellectual property, as well as having qualifying research and development expenditure in respect of connected parties which does not exceed 15% of the total qualifying expenditure. If such exception does not apply, this could restrict the amount of credit that we are able to claim. In 2022, our research and development tax credits from the U.K. government were not material as the intellectual property was transferred from our wholly-owned U.K. subsidiary, PepGen Limited, to the parent company, PepGen Inc. in January 2022.

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

We have undergone, and may in the future undertake, changes in the nature or conduct of our operations. For example, pursuant to an asset transfer agreement effective as of January 1, 2022, we effected a novation of all intellectual property assets of our wholly-owned UK subsidiary PepGen Limited to PepGen Inc., which resulted in the recording of a tax charge of $3.7 million, including $0.7 million related to an uncertain tax position. Any future actions regarding transfer of assets from our UK subsidiary or other international subsidiaries could give rise to tax liabilities for us and/or to the erosion of our tax attributes (such as net operating losses).

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal facility is located at 321 Harrison Ave, Boston, Massachusetts, where we lease and occupy approximately 31,668 square feet of office and laboratory space. The lease was signed on December 1, 2021 and the lease term commenced on December 29, 2022. The current term of our lease expires in March 2032, with an option to extend the lease for one successive five-year term. We believe our facilities are adequate and suitable for our current needs and that should it be needed; suitable additional or alternative space will be available to accommodate our operations.

In 2022, we primarily operated out of approximately 800 square feet of office space located at 245 Main Street, Cambridge, Massachusetts 02142 and 6,500 square feet of laboratory space at the University of Massachusetts, Mount Ida Campus in Newton, Massachusetts at the School of Applied Sciences Building. The current terms for the office space lease is month-to-month, with a 30-day written notice of cancellation. The lease for our lab space commenced on February 1, 2022 and expired on January 31, 2023.

Item 3. Legal Proceedings.

From time to time, we may be a party to litigation or subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. As of December 31, 2022, we were not a party to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has traded on the Nasdaq Global Select Market under the symbol “PEPG” since May 10, 2022. Prior to that date, there was no public trading market for our common stock.

Holders

As of March 15, 2023, we had 19 holders of record of our common stock. The actual number of stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid cash dividends on our common stock since our inception. We currently intend to retain all available funds and any future earnings to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare and pay dividends will be made at the discretion of our board of directors and will depend on then-existing conditions, including our results of operations, financial condition, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans is incorporated by reference herein to Item 12 Part III of this Annual Report on Form 10-K.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

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

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes included elsewhere in this 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this 10-K, including information with respect to our plans, strategies, objectives, expectations and intentions for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this 10-K, our actual results could differ materially from the results described in or implied by these forward-looking statements. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”

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

We are currently in clinical-stage development and completed a first-in-human Phase 1 clinical trial in healthy volunteers, or HVs, with our lead product candidate, PGN-EDO51, in the third quarter of 2022. We are developing PGN-EDO51 to treat individuals with Duchenne muscular dystrophy, or DMD, whose mutations are amenable to an exon 51-skipping therapeutic approach. An exon is a segment of a gene that – together with other exons – contains the code that is translated into a protein. Exon skipping is a therapeutic modality that enables mutations in the gene to be bypassed, thereby repairing this code and enabling production of a truncated, yet functional version of the target protein. In a Phase 1 clinical trial, treatment with PGN-EDO51 resulted in the highest levels of exon skipping and oligonucleotide delivery in humans following a single dose when compared to publicly available data for other approaches. In non-human primate, or NHP, studies, PGN-EDO51 at a dose of 30 mg/kg achieved over 70% exon 51 skipping in skeletal muscle, including diaphragm, and in mdx mouse studies dystrophin levels of over 80% were observed in skeletal muscle following a single 60 mg/kg dose of PGN-EDO23, the murine analogue of PGN-EDO51. These results represent the highest level of exon 51 skipping in NHP skeletal muscle at tolerable target dose levels, and the highest level of dystrophin production in mdx mice skeletal muscle, when compared to clinical-stage DMD therapeutic candidates. In addition, in head-to-head NHP studies, we observed that PGN-EDO51 had greater activity than R6G-PMO, which we believe to be structurally equivalent to Sarepta Therapeutics, Inc.’s, or Sarepta’s, SRP-5051, the most clinically advanced peptide-antisense oligonucleotide conjugate. Our Phase 1 clinical trial also indicated that PGN-EDO51 was generally well-tolerated at pharmacologically active dose levels. Moving forward, our clinical development program comprises two, parallel Phase 2 studies of PGN-EDO51 in DMD patients whose disease is amenable to an exon 51 skipping approach. The first study, CONNECT1-EDO51, is expected to be an open-label MAD study to open in Canada in the first half of 2023, with initial dystrophin, exon skipping and safety data anticipated in 2024. The second study, CONNECT2-EDO51 is expected to be a global, randomized, double-blind, placebo-controlled MAD clinical trial, or RCT, anticipated to open in the second half of 2023, pending clearance by the U.S. Food and Drug Administration, or FDA, of an Investigational New Drug, or IND, filing, or clearance by the European Medicines Agency, or EMA, of a Clinical Trial Application, or CTA, filing, in either case anticipated in the second half of this year. Learnings from the open label study will inform the conduct of the global RCT which is intended to support a future accelerated approval pathway for PGN-EDO51. Building on the high levels of exon skipping and tissue concentration observed in our Phase 1 trial, we believe that repeat dosing of PGN-EDO51 may lead to the accumulation of exon 51 skipped transcript and dystrophin protein in patients, which may in turn drive meaningful clinical benefit for those who live with this devastating, progressive, life-shortening disease.

We are also developing PGN-EDODM1 for the treatment of myotonic dystrophy type 1, or DM1, and are utilizing what we believe to be a unique mechanism of action. The therapeutic oligonucleotide component of PGN-EDODM1 is engineered to bind to the cytosine-uracil-guanine (CUG) repeat expansion present in the DMPK mRNA of DM1 patients, thus reducing the ability of these trinucleotide repeats to sequester MBNL1, a critical transcription factor. The liberation of MBNL1 in turn leads to the correction of downstream mis-splicing events that are evident in DM1, and thus this approach – which is not designed to knock down DPMK – has the potential to directly address the underlying genetic defect central to this disease. Treatment with PGN-EDODM1 resulted in the robust correction of mis-splicing in preclinical models with both long and short CTG repeats, including in the HSALR mouse model, where complete reversal of myotonia was also observed following a single dose. Furthermore, the oligonucleotide concentrations that were observed to be pharmacologically active in this mouse model of DM1 were found to be comparable to the tissue concentrations of oligonucleotide in human muscle observed in our clinical trial of PGN-EDO51. We anticipate opening our FREEDOM-DM1 Phase 1, randomized, placebo controlled SAD clinical trial of PGN-EDODM1 in DM1 patients in the first half of 2023, with functional assessments, correction of mis-splicing and safety data anticipated in 2024. Based on data obtained in our Phase 1 HV study of PGN-EDO51, we believe that PGN-EDODM1 has the potential to achieve tissue concentrations in people living with DM1 that could lead to clinically meaningful outcomes.

In addition to these lead candidates, we are developing EDO therapeutics for further DMD exon skipping populations, including exon 53-, 45- and exon 44-skipping amenable patients, and have observed robust exon skipping levels in NHP for our PGN-EDO53 program, and in wild-type human cells for our PGN-EDO45 and PGN-EDO44 programs. We have also initiated research efforts for additional indications, including neuromuscular diseases and neurologic disorders, and from this pipeline of candidates we anticipate advancing additional programs into CTA and IND-enabling studies in 2024.

Initial Public Offering and Liquidity

On May 10, 2022, we closed our initial public offering, or IPO in which we sold an aggregate of 9,000,000 shares at a public offering price of $12.00 per share for gross proceeds of $108.0 million. In connection with the IPO, we granted the underwriters a 30-day option to purchase 1,350,000 additional shares of common stock. On May 16, 2022, the underwriters exercised the option in part and we issued 1,238,951 shares of common stock for gross proceeds of $14.9 million. From the IPO and option exercise by the underwriters, we received approximately $122.9 million in gross proceeds and $110.2 million in net proceeds, after deducting underwriting discounts and offering expenses.

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

We have incurred operating losses in each year since our inception. Our net losses were $69.1 million and $27.3 million for the years ended December 31, 2022 and December 31, 2021, respectively. As of December 31, 2022, we had cash and cash equivalents of $181.8 million. As of December 31, 2022, we had an accumulated deficit of $102.9 million. We expect our expenses and operating losses will continue to increase as we conduct our ongoing preclinical studies and current and planned clinical trials, continue our research and development activities, utilize third parties to manufacture our product candidates and related raw materials, hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with an exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs. In addition, we have several development, regulatory and commercial milestone payment obligations under our licensing arrangements. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies and current and planned clinical trials and our expenditures on other research and development activities.

Based upon our current operating plans, we believe that the estimated net proceeds of our IPO, together with our existing cash and cash equivalents, will be sufficient to fund our currently planned operations into early 2025. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which will not be for at least the next several years, if ever. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

After the Reorganization was completed, PepGen Limited began the process of transferring certain operations, including financial management functions, to PepGen Inc. pursuant to an intercompany services agreement, effective as of April 2021, and certain assets, including a novation of all intellectual property assets, pursuant to an asset transfer agreement, effective as of January 1, 2022. After the transfer of intellectual property and other assets from PepGen Limited to PepGen Inc., there were limited operations through the end of the year at PepGen Limited.

Components of Results of Operations

Operating Expenses

Research and Development

To date, our research and development expenses have primarily consisted of external and internal costs associated with our research and development activities, including our discovery and research efforts, the development of our proprietary EDO platform, and the preclinical and clinical development of our product candidates. Our research and development expenses include:

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

Research and development expenses are recognized as incurred and payments made prior to the receipt of goods or services to be used in research and development activities are recorded as prepaid expenses until the goods or services are received. Research and development expenses are presented net of reimbursement received related to a U.K. grant and refundable research and development tax credits from the U.K government. In 2022, our research and development tax credits from the U.K. government were not material as the intellectual property was transferred from our wholly-owned U.K. subsidiary, PepGen Limited, to the parent company, PepGen Inc. in January 2022.

The following table summarizes our research and development expenses for the year ended December 31, 2022 and December 31, 2021, respectively. The direct external development program expenses reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Our internal resources, personnel and infrastructure are not directly tied to any one research or drug discovery program and are typically deployed across multiple programs. As such, we do not track internal expenses on a program-specific basis.

	Year Ended December 31,
	2022	2021
External expenses:
PGN-EDO51	$21,089	$12,888
PGN-EDODM1	10,853	1,691
PGN-EDO53	2,990	45
Other programs and unallocated expenses	2,306	202
Total external expense	37,238	14,826
Internal expenses:
Personnel-related (including stock-based compensation)	10,744	2,960
Other	6,095	1,213
Total research and development expenses	$54,077	$18,999

We plan to continue to increase our research and development expenses in 2023 as we continue to conduct our ongoing research and development activities, advance our preclinical research programs toward clinical development, including conducting IND- and CTA-enabling studies, and conducting clinical trials for PGN-EDO51 and PGN-EDODM1. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving marketing approval for any of our product candidates.

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

We anticipate that our general and administrative expenses will increase in 2023 to support our continued research and development activities. We also anticipate increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with our exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs associated with operating as a public company.

Other Income (Expense), Net

Interest income

Interest income consists of interest earned on our cash deposits.

Other income (expense)

We classified our outstanding warrants to purchase shares of our Series A-2 convertible preferred stock as liabilities on our consolidated balance sheets at their estimated fair value as the underlying convertible preferred stock is classified as temporary equity. At the end of each reporting period, changes in the estimated fair value during the period were recorded as a component of other income (expense), net. We recognized changes in the fair value of our warrant liability until the warrants were exercised on May 4, 2022, prior to the completion of our IPO.

Other components of other income (expense) relate to realized and unrealized gains and losses on currency revaluation.

Income Taxes

We have not recorded a U.S. provision for federal or state income taxes as we have no revenue and have incurred losses since inception. During the year ended December 31, 2022, we recorded a $3.7 million tax charge associated with the transfer of our intellectual property assets from our wholly owned subsidiary, PepGen Limited, to the parent company, PepGen Inc. (see Note 11 of Notes to the Consolidated Financial Statements).

Results of Operations

Comparison of the Year Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the year ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,		Period-to-
	2022	2021	Period Change
Operating expenses:
Research and development	$54,077	$18,999	$35,078
General and administrative	14,224	8,110	6,114
Total operating expenses	$68,301	$27,109	$41,192
Operating loss	$(68,301)	$(27,109)	$41,192
Other income (expense), net
Interest income	2,793	—	2,793
Other income (expense), net	110	(172)	282
Total other income (expense), net	2,903	(172)	$3,075
Net loss before income tax	$(65,398)	$(27,281)	$(38,117)
Income tax expense	(3,706)	—	(3,706)
Net loss	$(69,104)	$(27,281)	$(41,823)

Research and Development Expenses

Research and development expenses increased by $35.1 million from $19.0 million for the year ended December 31, 2021, to $54.1 million for the year ended December 31, 2022. This increase was attributable to increased research and development activities related to the advancement of our pipeline programs, including a $15.5 million increase in preclinical and manufacturing costs, a $2.9 million increase in clinical costs due to our Phase 1 trial for PGN-EDO51, and a $7.6 million increase in personnel-related costs due to increased headcount, including an increase of $1.3 million in stock-based compensation expense. There was also an increase of $4.7 million in research and development tax credits recognized as an offset to research and development expense during the year ended December 31, 2021, and a $1.7 million increase in other research and development expense primarily related to the $1.4 million OUI exit fee that was expensed upon completion of our IPO (see Note 2 of Notes to Consolidated Financial Statements).

General and Administrative Expenses

General and administrative expenses increased by $6.1 million from $8.1 million for the year ended December 31, 2021, to $14.2 million for the year ended December 31, 2022. The increase was primarily driven by a $2.7 million increase in personnel-related costs due to increased headcount, including an increase of $1.9 million in stock-based compensation expense, an increase of $2.2 million in legal, accounting, consulting, and insurance costs associated operating as a public company costs, and a $1.2 million increase in facility-related costs due to our expansion of operations in Boston, Massachusetts.

Other Income (Expense), Net

Other income (expense), net was income of $2.9 million for the year ended December 31, 2022 compared to expense of $0.2 million for the year ended December 31, 2021. The increase was primarily driven by interest earned from our cash deposits.

Income Tax Expense

Income tax expense increased by $3.7 million from nil for the year ended December 31, 2021, to $3.7 million for the year ended December 31, 2022 due to the transfer of all intellectual property assets from PepGen Limited to the parent company, PepGen Inc., pursuant to an asset transfer agreement, effective January 1, 2022. The transfer of the intellectual property assets resulted in an estimated tax charge to His Majesty’s Revenue & Customs, after considering net operating loss carryforwards, of $3.7 million, inclusive of the $0.8 million uncertain tax position. The liability for the estimated tax accounted for in accrued expenses on the consolidated balance sheet and was $3.2 million as of December 31, 2022 after currency translation.

Liquidity and Capital Resources

Sources of Liquidity

From our inception in January 2018 through December 31, 2022, we have funded our operations primarily through the sale of our common stock and convertible preferred stock. We have received aggregate gross proceeds of $163.9 million from these sales. Additionally, we received gross proceeds from our IPO of $108.0 million, and $14.9 million when the underwriters partially exercised their option to purchase 1,350,000 additional shares of common stock.

Future Funding Requirements

As of December 31, 2022 we had cash and cash equivalents in the amount of $181.8 million, which includes net proceeds of $110.2 million from our IPO. Based on our current operating plans, we believe that our existing cash and cash equivalents will be sufficient to fund our operations into early 2025. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

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
•
costs associated with any products or technologies that we may in-license or acquire; and
•
costs associated with short-term leases and the lease of lab in office space commenced in early 2022.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for the year ended December 31, 2022 and December 31, 2021 (in thousands):

	Years Ended December 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(59,265)	$(22,599)
Investing activities	(3,755)	(500)
Financing activities	112,193	147,656
Effect of exchange rate changes on cash	(316)	33
Net increase in cash, cash equivalents and restricted cash	$48,857	$124,590

Operating Activities

For the year ended December 31, 2022, net cash used in operating activities was $59.3 million resulting from our net loss of $69.1 million partially offset by cash provided by changes in our operating assets and liabilities of $4.5 million and non-cash charges of $5.3 million. The net changes in our operating assets and liabilities were primarily due to an increase in accrued expenses of $5.5 million and receipt of $4.2 million associated with our U.K. R&D tax credit in 2022, which is accounted for in other receivables. These increases were partially offset by a $2.0 million decrease in operating lease liabilities related to cash paid towards tenant improvements on our new office and lab lease. Non-cash charges included $4.8 million in share-based compensation expense and $0.5 million in depreciation expense.

For the year ended December 31, 2021, net cash used in operating activities was $22.6 million resulting from our net loss of $27.3 million partially offset by cash provided by changes in our operating assets and liabilities of $2.8 million and non-cash charges of $1.9 million. The net changes in our operating assets and liabilities were primarily due to increases in accrued expenses and accounts payable of $9.3 million, partially offset by increases in other receivables and prepaids and other current and non-current assets of $6.6 million. This is primarily driven by the $3.5 million U.K. tax credit which was recorded as a receivable at year-end. The non-cash charges included $1.5 million of stock-based compensation, $0.2 million of depreciation expense and $0.2 million from the change in the fair value of preferred stock warrant liability.

Investing Activities

Net cash used in investing activities was $3.8 million during the year ended December 31, 2022 as compared to $0.5 million during the year ended December 31, 2021. Cash used for investing activities was related to the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities was $112.2 million for the year ended December 31, 2022, which was primarily the result of $114.3 million in net proceeds from the Company's IPO, after deducting the payment of $2.7 million in IPO-related costs made in 2022. In 2021, the Company made payments of $1.4 million in IPO-related costs. Total net proceeds from the IPO were $110.2 million. Additionally, the Company generated $0.4 million from the exercise of the A-2 preferred stock warrants and $0.2 million in proceeds from stock option exercises.

Net cash provided by financing activities was $147.7 million for the year ended December 31, 2021. The increase in net cash provided by financing activities was primarily due to the proceeds of $37.0 million raised from the sale of our Series A-2 convertible preferred stock and the proceeds of $112.1 million from the sale of our Series B convertible preferred stock partially offset by $1.4 million in deferred offering costs related to our IPO.

Critical Accounting Polices and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of our financial statements requires us to make estimates and management discussion assumptions that affect the reported amounts of assets, liabilities, costs, and expenses and the disclosure of contingent assets and liabilities in our financial statements and accompanying notes. We evaluate our estimates and judgments on an ongoing basis. We base our estimates and assumptions on historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements appearing elsewhere in this 10-K, we believe that the following accounting policies are the most critical for fully understanding and evaluating our financial condition and results of operations.

Research and Development Expenses and Accrued Research and Development Costs

We are required to estimate our expenses resulting from obligations under contracts with vendors, consultants, CMOs, and CROs, in connection with conducting research and development activities. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. We reflect research and development expenses in our financial statements by matching those expenses with the period in which services and efforts are expended. We account for these expenses according to the progress of the applicable preclinical or clinical study as measured by the timing of various aspects of the study or related activities. We determine accrual estimates through review of the underlying contracts along with preparation of financial models taking into account discussions and confirmations with research and other key personnel and the third-party vendors as to the progress of studies, or other services being conducted. During the course of a study, we adjust our rate of expense recognition if actual results differ from our estimates.

Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in us reporting amounts that are too high or too low in any particular period. To date, there have been no material differences between our estimates of such expenses and the amounts actually incurred.

Stock-Based Compensation

We account for all stock-based compensation awards granted as stock-based compensation expense at fair value in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (ASC 718). Stock-based compensation expense represents the cost of the grant date fair value of equity awards recognized over the requisite service period of the awards (usually the vesting period) on a straight-line or accelerated basis. We estimate the fair value of stock option awards using the Black-Scholes option pricing model and recognize forfeitures as they occur.

The Black-Scholes option pricing model requires the use of subjective assumptions, including the risk-free interest rate, the expected stock price volatility, the expected term of stock options, the expected dividend yield, and the fair value of the underlying common stock on the date of grant. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. Prior to our IPO, there was no public market for our common stock, and consequently, the estimated fair value of our common stock was determined by our board of directors as of the date of each option grant, with input from management, considering third-party valuations of our common stock as well as our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent third-party valuation through the date of the grant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (Practice Aid). The Practice Aid identifies various available methods for allocating the enterprise value across classes of series of capital stock in determining the fair value of our common stock at each valuation date. Since our IPO, we have determined the fair market value of our common stock using the closing price of our common stock as reported on the Nasdaq Global Select Market.

Off-balance sheet arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the reports of our independent registered public accounting firms, appear beginning on page F-1 of this Annual Report for the year ended December 31, 2022.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d‑15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

The Company recently entered into new employment agreements with each of James McArthur, Ph.D., Noel Donnelly, M.B.A., Jaya Goyal, Ph.D., Michelle L. Mellion, M.D. and Niels Svenstrup, Ph.D. (each, an “executive”), which agreements supersede any prior offer letters or employment agreements previously entered into. These new agreements were authorized by our compensation committee.

James McArthur, Ph.D.

On March 21, 2023, we entered into an employment agreement, or the McArthur Employment Agreement, with Dr. McArthur, to continue to be employed as our Chief Executive Officer. The McArthur Employment Agreement provides for Dr. McArthur’s annual base salary, a discretionary annual bonus, and his ability to participate in our benefit plans generally. Dr. McArthur’s target bonus is equal to 50% of his annual base salary.

In the event of a termination of Dr. McArthur’s employment by the Company without “cause” or Dr. McArthur’s resignation for “good reason” (each as defined in the McArthur Employment Agreement), subject to Dr. McArthur’s execution of the Separation Agreement and Release (as defined in McArthur Employment Agreement) and the Separation Agreement and Release becoming fully effective, the Company will pay Dr. McArthur (i) a severance amount equal to 12 months of his base salary, (ii) subject to Dr. McArthur’s election to receive continued health benefits under COBRA, payment of premiums for participation in our health benefit plans (or cash payments equal to the amount of such premiums) for up to twelve (12) months and (iii) prorated target bonus for the year in which the termination occurs. In addition, in the event that such a termination occurs within twelve (12) months following the effective date of a “Sale Event” (as defined in the Company’s applicable equity plans), subject to Dr. McArthur’s execution of the Separation Agreement and Release and the Separation Agreement and Release becoming fully effective, the Company will pay Dr. McArthur (i) a severance amount equal to 18 months of his base salary, (ii) subject to Dr. McArthur’s election to receive continued health benefits under COBRA, payment of premiums for participation in our health benefit plans (or cash payments equal to the amount of such premiums) for up to eighteen (18) months and (iii) the target bonus for the year in which the termination occurs, and any unvested equity awards held by the executive immediately prior to the executive’s termination date will be deemed immediately vested effective as of the termination date.

Noel Donnelly, M.B.A.

On March 21, 2023, we entered into an employment agreement, or the Donnelly Employment Agreement, with Mr. Donnelly, to continue to be employed as our Chief Financial Officer. The Donnelly Employment Agreement provides for Mr. Donnelly’s annual base salary, a discretionary annual bonus and his ability to participate in our benefit plans generally. Mr. Donnelly’s target bonus is equal to 40% of his annual base salary.

In the event of a termination of Mr. Donnelly’s employment by the Company without “cause” or his resignation for “good reason” (each as defined in the Donnelly Employment Agreement), subject to Mr. Donnelly’s execution of the Separation Agreement and Release (as defined in Donnelly Employment Agreement) and the Separation Agreement and Release becoming fully effective, the Company will pay Mr. Donnelly (i) a severance amount equal to nine (9) months of his base salary, (ii) subject to Mr. Donnelly’s election to receive continued health benefits under COBRA, payment of premiums for participation in our health benefit plans (or cash payments equal to the amount of such premiums) for up to nine (9) months and (iii) prorated target bonus for the year in which the termination occurs. In addition, in the event that such a termination occurs within twelve (12) months following the effective date of a “Sale Event” (as defined in the Company’s applicable equity plans), subject to Mr. Donnelly’s execution of the Separation Agreement and Release and the Separation Agreement and Release becoming fully effective, the Company will pay Mr. Donnelly (i) a severance amount equal to twelve (12) months of his base salary, (ii) subject to Mr. Donnelly’s election to receive continued health benefits under COBRA, payment of premiums for participation in our health benefit plans (or cash payments equal to the amount of such premiums) for up to twelve (12) months and (iii) the target bonus for the year in which the termination occurs, and any unvested equity awards held by the executive immediately prior to the executive’s termination date will be deemed immediately vested effective as of the termination date.

Jaya Goyal, Ph.D.

On March 21, 2023, we entered into an employment agreement, or the Goyal Employment Agreement, with Dr. Goyal, to continue to be employed as the Executive Vice President, Research and Preclinical Development. The Goyal Employment Agreement provides for Goyal’s annual base salary, a discretionary annual bonus and her ability to participate in our benefit plans generally. Dr. Goyal’s target bonus is equal to 40% of her annual base salary.

In the event of a termination of Dr. Goyal’s employment by the Company without “cause” or Dr. Goyal’s resignation for “good reason” (each as defined in the Goyal Employment Agreement), subject to Dr. Goyal’s execution of the Separation Agreement and Release (as defined in Goyal Employment Agreement) and the Separation Agreement and Release becoming fully effective, the Company will pay Dr. Goyal (i) a severance amount equal to nine (9) months of her base salary, (ii) subject to Dr. Goyal’s election to receive continued health benefits under COBRA, payment of premiums for participation in our health benefit plans (or cash payments equal to the amount of such premiums) for up to nine (9) months and (iii) prorated target bonus for the year in which the termination occurs. In addition, in the event that such a termination occurs within twelve (12) months following the effective date of a “Sale Event” (as defined in the Company’s applicable equity plans), subject to Dr. Goyal’s execution of the Separation Agreement and Release and the Separation Agreement and Release becoming fully effective, the Company will pay Dr. Goyal (i) a severance amount equal to twelve (12) months of his base salary, (ii) subject to Dr. Goyal’s election to receive continued health benefits under COBRA, payment of premiums for participation in our health benefit plans (or cash payments equal to the amount of such premiums) for up to twelve (12) months and (iii) the target bonus for the year in which the termination occurs, and any unvested equity awards held by the executive immediately prior to the executive’s termination date will be deemed immediately vested effective as of the termination date.

Michelle L. Mellion, M.D.

On March 21, 2023, we entered into an employment agreement, or the Mellion Employment Agreement, with Dr. Mellion, to continue to be employed as the Executive Vice President, Research and Preclinical Development. The Mellion Employment Agreement provides for Mellion’s annual base salary, a discretionary annual bonus and her ability to participate in our benefit plans generally. Dr. Mellion’s target bonus is equal to 35% of her annual base salary.

In the event of a termination of Dr. Mellion’s employment by the Company without “cause” or Dr. Mellion’s resignation for “good reason” (each as defined in the Mellion Employment Agreement), subject to Dr. Mellion’s execution of the Separation Agreement and Release (as defined in Mellion Employment Agreement) and the Separation Agreement and Release becoming fully effective, the Company will pay Dr. Mellion (i) a severance amount equal to nine (9) months of her base salary, (ii) subject to Dr. Mellion’s election to receive continued health benefits under COBRA, payment of premiums for participation in our health benefit plans (or cash payments equal to the amount of such premiums) for up to nine (9) months and (iii) prorated target bonus for the year in which the termination occurs. In addition, in the event that such a termination occurs within twelve (12) months following the effective date of a “Sale Event” (as defined in the Company’s applicable equity plans), subject to Dr. Mellion’s execution of the Separation Agreement and Release and the Separation Agreement and Release becoming fully effective, the Company will pay Dr. Mellion (i) a severance amount equal to twelve (12) months of his base salary, (ii) subject to Dr. Mellion’s election to receive continued health benefits under COBRA, payment of premiums for participation in our health benefit plans (or cash payments equal to the amount of such premiums) for up to twelve (12) months and (iii) the target bonus for the year in which the termination occurs, and any unvested equity awards held by the executive immediately prior to the executive’s termination date will be deemed immediately vested effective as of the termination date.

Niels Svenstrup, Ph.D.

On March 21, 2023, we entered into an employment agreement, or the Svenstrup Employment Agreement, with Dr. Svenstrup, to continue to be employed as the Executive Vice President, Research and Preclinical Development. The Svenstrup Employment Agreement provides for Svenstrup’s annual base salary, a discretionary annual bonus and her ability to participate in our benefit plans generally. Dr. Svenstrup’s target bonus is equal to 35% of his annual base salary.

In the event of a termination of Dr. Svenstrup’s employment by the Company without “cause” or Dr. Svenstrup’s resignation for “good reason” (each as defined in the Svenstrup Employment Agreement), subject to Dr. Svenstrup’s execution of the Separation Agreement and Release (as defined in Svenstrup Employment Agreement) and the Separation Agreement and Release becoming fully effective, the Company will pay Dr. Svenstrup (i) a severance amount equal to nine (9) months of her base salary, (ii) subject to Dr. Svenstrup’s election to receive continued health benefits under COBRA, payment of premiums for participation in our health benefit plans (or cash payments equal to the amount of such premiums) for up to nine (9) months and (iii) prorated target bonus for the year in which the termination occurs. In addition, in the event that such a termination occurs within twelve (12) months following the effective date of a “Sale Event” (as defined in the Company’s applicable equity plans), subject to Dr. Svenstrup’s execution of the Separation Agreement and Release and the Separation Agreement and Release becoming fully effective, the Company will pay Dr. Svenstrup (i) a severance amount equal to twelve (12) months of his base salary, (ii) subject to Dr. Svenstrup’s election to receive continued health benefits under COBRA, payment of premiums for participation in our health benefit plans (or cash payments equal to the amount of such premiums) for up to twelve (12) months and (iii) the target bonus for the year in which the termination occurs, and any unvested equity awards held by the executive immediately prior to the executive’s termination date will be deemed immediately vested effective as of the termination date.

The foregoing description of the employment agreements is not complete and is qualified in its entirety by reference to the complete text of each such agreement, copies of which are filed as Exhibits 10.7, 10.8, 10.9, 10.10 and 10.11 hereto and are incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

Item 14. Principal Accounting Fees and Services.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)
For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K, incorporated into this Item by reference.

(2)
Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.
(3)
Exhibits:

Exhibit Number	Description
3.1***

Third Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3/1 to the Company's Quarterly Report on Form 10-Q filed on June 16, 2022 (File No. 001-41374))

3.2***

Certificate of Correction to Third Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed on November 10, 2022 (File No. 001-41374)).

3.3***	Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed on June 16, 2022 (File No. 001-41374)).
4.1***

Amended and Restated Investors' Rights Agreement, dated July 30, 2021, among the Registrant and certain of its stockholders (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, as amended (File No. 333-264335)).

4.2***	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, as amended (File No. 333-264335)).
4.3*	Description of Securities
10.1***	2020 Stock Plan, as amended, and forms of award agreements thereunder (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, as amended (File No. 333-264335)).
10.2***

2022 Stock Option and Incentive Plan, and forms of award agreements thereunder (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, as amended (File No. 333-264335)).

10.3***	2022 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, as amended (File No. 333-264335)).
10.4**	Senior Executive Cash Incentive Bonus Plan (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, as amended (File No. 333-264335)).
10.5***	Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 10, 2022 (File No. 001-41374)).
10.6***

Form of Indemnification Agreement between Registrant and each of its directors and executive officers (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, as amended (File No. 333-264335)).

10.7*	Employment Agreement, dated March 21, 2023, between James McArthur and the Registrant
10.8*	Employment Agreement, dated March 21, 2023, between Noel Donnelly and the Registrant
10.9*	Employment Agreement, dated March 21, 2023, between Jaya Goyal and the Registrant
10.10*	Employment Agreement, dated March 21, 2023, between Michelle Mellion and the Registrant
10.11*	Employment Agreement, dated March 21, 2023, between Niels Svenstrup and the Registrant
10.12***

License of Technology, dated November 23, 2020, among Oxford University Limited, Medical Research Counsel as part of the United Kingdom Research and Innovation and PepGen Limited (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, as amended (File No. 333-264335)).

10.13***

Lease, dated December 1, 2021, between B9 LS Harrison & Washington LLC and the Registrant (Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, as amended (File No. 333-264335)).

21.1***	Subsidiaries of Registrant (Incorporated by reference to Exhibit 21.1 to the Company's Registration Statement on Form S-1, as amended (File No. 333-264335)).
23.1*	Consent of KPMG, LLP, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

*** Previously filed.

† Portions of this exhibit (indicated by asterisks) will be omitted in accordance with the rules of the Securities and Exchange Commission.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEPGEN INC.

Date: March 23, 2023	By:	/s/ James McArthur
	Name:	James McArthur
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ James McArthur	Chief Executive Officer (Principal Executive Officer)	March 23, 2023
James McArthur, Ph. D.

/s/ Noel Donnelly	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 23, 2023
Noel Donnelly, M.B.A.

/s/ Laurie B. Keating	Chairperson of the Board of Directors	March 23, 2023
Laurie B. Keating, J.D.

/s/ Christopher Ashton	Director	March 23, 2023
Christopher Ashton, Ph.D.

/s/ Habib Joseph Dable	Director	March 23, 2023
Habib Joseph Dable

/s/ Heidi Henson	Director	March 23, 2023
Heidi Henson

/s/ Joshua Resnick.	Director	March 23, 2023
Joshua Resnick, M.D., M.B.A

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
PepGen Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of PepGen Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2021.

/s/ KPMG LLP

Phoenix, Arizona
March 23, 2023

PEPGEN INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$181,752	$132,895
Other receivables	58	4,744
Prepaid expenses and other current assets	4,273	2,347
Total current assets	$186,083	139,986
Property and equipment, net	3,335	636
Operating lease right-of-use asset	26,549	—
Other assets	1,473	3,019
Total assets	$217,440	$143,641
Liabilities, convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,362	$3,240
Accrued expenses	11,913	7,081
Operating lease liability	5,553	—
Total current liabilities	18,828	10,321
Preferred stock warrant liability	—	226
Operating lease liability, net of current portion	18,981	—
Total liabilities	37,809	10,547
Commitments and contingencies (Note 8)
Convertible preferred stock:
Series A-1 convertible preferred stock, $0.0001 par value; zero and 1,372,970 shares authorized, issued, and outstanding as of December 31, 2022 and 2021, respectively; zero and $6.4 million liquidation preference as of December 31, 2022 and 2021	—	8,454
Series A-2 convertible preferred stock, $0.0001 par value; zero and 3,974,598 shares authorized as of December 31, 2022 and 2021; zero and 3,939,069 shares issued and outstanding as of December 31, 2022 and 2021, respectively; zero and $45.0 million liquidation preference as of December 31, 2022 and 2021, respectively	—	44,639
Series B convertible preferred stock, $0.0001 par value; zero and 7,234,766 shares authorized as of December 31, 2022 and 2021, respectively; zero and 7,234,766 shares issued and outstanding as of December 31, 2022 and 2021, respectively; zero and $112.5 million liquidation preference as of December 31, 2022 and 2021, respectively	—	112,083
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 and zero shares authorized at December 31, 2022 and 2021, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 and 16,000,000 shares authorized as of December 31, 2022 and 2021, respectively; 23,713,196 and 963,588 shares issued and outstanding as of December 31, 2022 and 2021, respectively	2	—
Additional paid-in capital	282,566	1,653
Accumulated other comprehensive income (loss)	(81)	17
Accumulated deficit	(102,856)	(33,752)
Total stockholders’ equity (deficit)	179,631	(32,082)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$217,440	$143,641

See accompanying notes to consolidated financial statements.

PEPGEN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Year Ended December 31,
	2022	2021
Operating expenses:
Research and development	$54,077	$18,999
General and administrative	14,224	8,110
Total operating expenses	$68,301	$27,109
Operating loss	$(68,301)	$(27,109)
Other income (expense)
Interest income	2,793	—
Other income (expense), net	110	(172)
Total other income (expense), net	2,903	(172)
Net loss before income tax	$(65,398)	$(27,281)
Income tax expense	(3,706)	—
Net loss	$(69,104)	$(27,281)
Net loss per share, basic and diluted	$(4.42)	$(30.27)
Weighted-average common shares outstanding, basic and diluted	15,639,728	901,108

See accompanying notes to consolidated financial statements.

PEPGEN INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

	Year Ended December 31,
	2022	2021
Net loss	$(69,104)	$(27,281)
Cumulative translation adjustment arising during the period	(98)	25
Comprehensive loss	$(69,202)	$(27,256)

See accompanying notes to consolidated financial statements.

PEPGEN INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Series A-1 Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	1,372,970	8,454	700,278	7,680	—	—	894,060	—	119	(8)	(6,471)	(6,360)
Release of common stock from vesting restrictions	—	—	—	—	—	—	69,528	—	—	—	—	—
Issuance of Series A-2 convertible preferred stock, net of issuance cost of $40	—	—	3,238,791	36,959	—	—	—	—	—	—	—	—
Issuance of Series B convertible preferred stock, net of issuance cost of $417	—	—	—	—	7,234,766	112,083	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,534	—	—	1,534
Net loss	—	—	—	—	—	—	—	—	—	—	(27,281)	(27,281)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	25	—	25
Balance as of December 31, 2021	1,372,970	$8,454	3,939,069	$44,639	7,234,766	$112,083	963,588	$—	$1,653	$17	$(33,752)	$(32,082)
Issuance of Series A-2 stock upon exercise of warrants	—	—	35,529	574	—	—	—	—	—	—	—	—
Conversion of convertible preferred stock upon IPO	(1,372,970)	(8,454)	(3,974,598)	(45,213)	(7,234,766)	(112,083)	12,359,856	1	165,751	—	—	165,752
Issuance of common stock in IPO, net of underwriters' fees and issuance costs of $12,684	—	—	—	—	—	—	10,238,951	1	110,182	—	—	110,183
Release of common stock from vesting restrictions	—	—	—	—	—	—	69,529	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	81,272	—	217	—	—	217
Stock-based compensation expense	—	—	—	—	—	—	—	—	4,763	—	—	4,763
Net loss	—	—	—	—	—	—	—	—	—	—	(69,104)	(69,104)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(98)	—	(98)
Balance as of December 31, 2022	—	—	—	—	—	—	23,713,196	2	282,566	(81)	(102,856)	179,631

See accompanying notes to consolidated financial statements.

PEPGEN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(69,104)	$(27,281)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	493	178
Stock-based compensation expense	4,763	1,534
Change in fair value of preferred stock warrant liability	(58)	196
Other non-cash adjustments	134	—
Changes in operating assets and liabilities:
Other receivables	4,183	(4,342)
Operating lease, right-of-use asset	—	—
Prepaids and other current and non-current assets	(1,784)	(2,215)
Accounts payable	(1,407)	2,510
Accrued expenses and other non-current liabilities	5,531	6,821
Operating lease liabilities, current and non-current	(2,016)	—
Net cash used in operating activities	(59,265)	(22,599)
Cash flows from investing activities:
Purchases of property and equipment	(3,755)	(500)
Net cash used in investing activities	(3,755)	(500)
Cash flows from financing activities:
Issuance of common stock upon initial public offering, net of underwriters’ fees	114,267	—
Payment of offering costs	(2,697)	(1,386)
Proceeds from issuance of common stock upon exercise of Series A-2 warrants	406	—
Proceeds from issuance of Series A-2 convertible preferred stock, net of issuance costs	—	36,959
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	—	112,083
Proceeds from exercise of stock options	217	—
Net cash provided by financing activities	112,193	147,656
Effect of exchange rate changes on cash	(316)	33
Net increase in cash, cash equivalents and restricted cash	$48,857	$124,590
Cash, cash equivalents and restricted cash at beginning of period	134,368	9,778
Cash, cash equivalents and restricted cash at end of period	$183,225	$134,368
Components of cash, cash equivalents and restricted cash
Cash and cash equivalents	$181,752	$132,895
Restricted cash	1,473	1,473
Total cash, cash equivalents and restricted cash at end of period	$183,225	$134,368
Supplemental noncash investing and financing activities
Property and equipment included in accounts payable and accrued expenses	$363	$—
Lease assets obtained in exchange for new operating lease liabilities	26,549	—
Deferred offering costs included in accounts payable and accrued expenses	—	160

See accompanying notes to consolidated financial statements.

PEPGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

PepGen Inc. (PepGen or the Company), is a clinical-stage biotechnology company advancing the next generation of oligonucleotide therapeutics with the goal of transforming the treatment of severe neuromuscular and neurologic diseases. The Company's principal offices are located in Boston, Massachusetts.

The Company was initially formed as PepGen Limited on January 25, 2018, in the United Kingdom, or the UK. On November 9, 2020, PepGen Limited completed a corporate reorganization, or the Reorganization. As part of the Reorganization, PepGen Limited formed PepGen Inc., a Delaware corporation with nominal assets and liabilities, for the purpose of consummating the Reorganization. In connection with the Reorganization, the existing stockholders of PepGen Limited exchanged each of its classes of shares of PepGen Limited for the same number and class of common stock of PepGen Inc. on a one-to-one basis. The newly issued stock of PepGen Inc. had substantially identical rights to the exchanged shares of PepGen Limited. As a result of the exchange, PepGen Inc. became the sole stockholder of PepGen Limited. Upon the completion of the Reorganization on November 23, 2020, the historical financial statements of PepGen Limited became the historical financial statements of PepGen Inc. as the Reorganization was deemed to be between entities under common control.

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

Liquidity and Going Concern

Since inception, the Company has not generated any revenue from product sales or other sources and has incurred significant operating losses and negative cash flows from operations. The Company’s primary uses of cash and cash equivalents to date have been to fund research and development activities, business planning, establishing and maintaining the Company’s intellectual property portfolio, hiring personnel, leasing premises and associated capital expenditures, raising capital, and providing general and administrative support for these operations. As of December 31, 2022, the Company had an accumulated deficit of $102.9 million. To date, the Company has funded operations primarily through private placements of convertible preferred stock and its IPO. As of December 31, 2022, the Company had cash and cash equivalents of $181.8 million. Based on its current operating plans, the Company believes that its cash and cash equivalents as of December 31, 2022, will be sufficient to fund its currently planned operations for at least the next 12 months from the filing of these consolidated financial statements.

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

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The consolidated financial statements include the accounts of PepGen Inc. (a U.S. Corporation) and its wholly owned subsidiaries PepGen Limited (a UK corporation) and PepGen Securities Corp. All intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management bases its estimates and judgments on historical experience, knowledge of current conditions, and beliefs of what could occur in the future, given the available information. On an ongoing basis, management evaluates such estimates and assumptions for continued reasonableness. In particular, management makes estimates with respect to accruals for research and development activities, for the valuation of Intellectual Property, for the fair value of common stock and convertible preferred stock warrants and stock-based compensation expense. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. Actual results could differ materially from those estimates and assumptions.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or the CODM. The Company’s CODM is its chief executive officer who reviews financial information together with certain operating metrics principally to make decisions about how to allocate resources and to measure the Company’s performance. The Company has determined that it operates as a single reportable segment. The Company’s CODM evaluates financial information on a consolidated basis. As the Company operates as one operating segment, all required segment financial information is presented in the consolidated financial statements.

Foreign Currency Remeasurement

The Company’s reporting currency is the U.S. Dollar. The functional currency of PepGen Limited is the British Pound. The assets and liabilities of PepGen Limited are translated into U.S. Dollars at the exchange rates in effect at each balance sheet date, and the results of operations are translated using the average exchange rates prevailing throughout the reporting period. Adjustments resulting from translating foreign functional currency financial statements into U.S. Dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive loss in stockholders’ deficit.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and money market accounts. As of December 31, 2022, the Company’s cash and money market accounts were held by one financial institution in the U.S. and one financial institution in the U.K. At times, the Company’s deposits held in the U.S. and U.K. may exceed the Federal Depository Insurance Corporation and Financial Services Compensation Scheme, respectively, insured limits.

Deferred Offering Costs

The Company capitalizes within other long-term assets certain legal, accounting, and other third- party fees that are directly related to the Company’s in-process equity financings, until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds received as a result of the offering. Should a planned equity financing be abandoned, terminated, or significantly delayed, the deferred offering costs are immediately written off to operating expenses. As of December 31, 2021, deferred offering costs of $1.5 million were recorded within other assets on the consolidated balance sheets. Subsequent to the completion of the IPO in May 2022, deferred offering costs totaling $4.1 million were recorded within stockholders’ equity as a reduction of additional paid-in-capital generated from the initial public offering.

Fair Value Measurements

Certain assets and liabilities of the Company are carried at fair value under U.S. GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

•
Level 1: Fair values are determined utilizing prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

•
Level 2: Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
•
Level 3: Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

For certain financial instruments, including cash and cash equivalents, prepaid expenses, accounts payable, as well as certain accrued liabilities, the recorded amount approximates estimated fair value due to their relatively short maturity period.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of December 31, 2022 and 2021, cash and cash equivalents consisted primarily of checking and money market funds composed of US government obligations.

Restricted Cash

The Company classifies all cash whose use is limited by contractual provisions as restricted cash. Restricted cash arises from the requirement for the Company to maintain cash of $1.5 million as collateral under a lease agreement. As of December 31, 2022 and 2021, $1.5 million of restricted cash was recorded in other assets on the consolidated balance sheets.

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets. Maintenance and repairs that do not improve or extend the life of the assets are expensed when incurred.

The estimated useful lives of the Company’s property and equipment are as follows:

Laboratory and computer equipment	5 years
Furniture and fixtures	3 years

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group.

If the carrying amount of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset or asset group exceeds the estimated discounted future cash flows of the asset or asset group. There have been no such impairments of long-lived assets for the years ended December 31, 2022 and 2021.

Leases

Effective January 1, 2022, the Company adopted ASU 2016-02, Leases (Topic 842) (“ASC 842”). Under ASC 842, at the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances presented in the arrangement, including whether the Company controls the use of identified assets. The Company classifies leases with a term greater than one year as either operating or finance leases at the lease commencement date and records a right-of-use assets and current and non-current lease liabilities, as applicable on the balance sheet. The Company has elected not to recognize on the balance sheet leases with terms of one year or less, but payments are recognized as expense on a straight-line basis over the lease term. If a lease includes options to extend the lease term, the Company does not assume the option will be exercised in its initial lease term assessment unless there is reasonable certainty that the Company will renew based on an assessment of economic factors present as of the lease commencement date. The Company monitors its plans to renew its material lease each reporting period. If a lease includes provisions for leasehold improvements for which the Company has an obligation to pay, the Company determines if the improvements should be considered lessor or lessee assets. If the improvements are considered lessor assets, the Company records the payments in the calculation of the lease liability and corresponding right-of-use asset.

Lease liabilities and the corresponding right-of-use assets are recorded based on the present value of lease payments over the remaining lease term. The present value of future lease payments are discounted using the interest rate implicit in lease contracts if that rate is readily determinable; otherwise the Company utilizes information available at the commencement of the lease to calculate the incremental borrowing rate, or IBR, which reflects the fixed rate at which the Company could borrow on a collateralized basis over a similar term, the amount of the lease payments in a similar economic environment. In order to determine the appropriate incremental borrowing rate, the Company used available third-party information, including comparable company collateralized borrowing information. After lease commencement and the establishment of a right-to-use asset and operating lease liability, lease expense is recorded on a straight-line basis over the lease term.

The Company enters into contracts that contain both lease and non-lease components. Non-lease components include costs that do not provide a right-to-use a leased asset but instead provide a service, such as maintenance costs. The Company has elected to account for the lease and non-lease components together as a single component for all classes of underlying assets. Variable costs associated with the lease, such as maintenance and utilities, are not included in the measurement of right-to-use assets and lease liabilities but rather are expensed when the events determining the amount of variable consideration to be paid have occurred.

Commitment and Contingencies

The Company recognizes a liability with regard to loss contingencies when it believes it is probable a liability has been incurred, and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount the Company accrues the minimum amount in the range. The Company has not recorded any such liabilities as of December 31, 2022 and 2021 that were material to the consolidated financial statements.

Convertible Preferred Stock

The Company recorded convertible preferred stock at fair value on the dates of issuance, net of issuance costs. Upon the occurrence of certain events that are outside the Company’s control, including a deemed liquidation event, holders of the convertible preferred stock can cause redemption for cash. Therefore, convertible preferred stock was classified outside of stockholders’ deficit on the consolidated balance sheets as events triggering the liquidation preferences are not solely within the Company’s control. No accretion was recognized as the contingent events that could give rise to redemption were not deemed probable. Upon completion of the IPO, all preferred stock was converted to common stock and as such no amounts were issued or outstanding as of December 31, 2022.

Preferred Stock Warrants

The Company classified warrants to purchase its Series A-2 convertible preferred stock as a liability on the consolidated balance sheets as these warrants were freestanding financial instruments that could require the Company to transfer assets upon exercise.

Research and Development

Research and development costs are expensed as incurred. Research and development costs consist of salaries, benefits, and other personnel-related costs, including stock-based compensation, laboratory supplies, process development costs, fees paid to other entities to conduct certain research and development activities on the Company’s behalf, including contract manufacturing organizations and contract research organizations, and allocated facility and other related costs. Non-refundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized as prepaid expenses until the related goods are delivered or services are performed. The Company recognizes the benefit of government grants and refundable research and development tax credits as a reduction of research and development expense when it is probable that the Company has complied with the conditions attached and will receive reimbursement. Government grants and refundable research and development tax credits are included in other receivables within the consolidated balance sheets. For the years ended December 31, 2022 and 2021, the Company recorded nil and $4.8 million as reductions of research and development expense in the consolidated statements of operations, respectively. During the year-ended December 31, 2022, the Company received £3.4 million (approximately $4.1 million) relating to its 2021 United Kingdom research and development tax credit for research and development activities undertaken by its U.K. subsidiary. As of December 31, 2022 and 2021, nil and $4.7 million of research and development tax credits were recorded in other receivables on the consolidated balance sheets, respectively.

The Company records accrued liabilities for estimated costs of research and development activities conducted by third-party service providers. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers under the service agreements. The Company makes significant judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, the Company adjusts its accrued liabilities. The historical accrual estimates made by the Company have not been materially different from the actual costs.

Common Stock Valuation

Prior to the Company's IPO, due to the absence of an active market for the Company’s common stock, the Company utilized methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants’ Audit and Accounting Practice Guide: Valuation of Privately-Held Company Equity Securities Issued as Compensation to estimate the fair value of its common stock. In determining the exercise prices for options granted, the Company has considered the fair value of the common stock as of the grant date. The fair value of the common stock has been determined based upon a variety of factors, including valuations of the Company’s common stock performed with the assistance of independent third-party valuation specialists; the Company’s stage of development and business strategy, including the status of research and development efforts of its product candidates, and the material risks related to its business and industry; the Company’s business conditions and projections; the Company’s results of operations and financial position, including its levels of available capital resources; the valuation of publicly traded companies in the life sciences and biotechnology sectors, as well as recently completed mergers and acquisitions of peer companies; the lack of marketability of the Company’s common stock as a private company; the prices of the Company’s convertible preferred stock sold to investors in arm’s length transactions and the rights, preferences and privileges of its convertible preferred stock relative to those of its common stock; the likelihood of achieving a liquidity event for the holders of the Company’s common stock, such as an initial public offering or a sale of the Company given prevailing market conditions; trends and developments in its industry; the hiring of key personnel and the experience of management; and external market conditions affecting the life sciences and biotechnology industry sectors. Significant changes to the key assumptions underlying the factors used could result in different fair values of common stock at each valuation date.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation (ASC 718). ASC 718 requires all stock-based payments to employees, non-employees and directors, to be recognized as expense in the consolidated statements of operations based on their grant date fair values. The Company estimates the fair value of options granted using the Black-Scholes option pricing model (Black-Scholes) for stock option grants to both employees and non-employees. The fair value of the Company’s common stock is used to determine the fair value of restricted stock awards.

The Company’s stock-based compensation awards are generally subject to service-based vesting conditions. Compensation expense related to awards to employees, directors and non-employees with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term.

Black-Scholes requires inputs based on certain subjective assumptions, including (i) the expected stock price volatility, (ii) the expected term of the award, (iii) the risk-free interest rate and (iv) expected dividends. The Company determines the expected volatility using a the historical volatility of a peer group of comparable publicly traded companies with product candidates in similar stages of development to the Company’s product candidates. The Company uses the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for options granted to employees and non-employees whereby, the expected term equals the arithmetic average of the vesting term and the original contractual term of the options due to its lack of sufficient historical data. The risk-free interest rate is based on U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock. The Company recognizes forfeitures as they occur.

Prior to the Company’s IPO, there was no public market for its common stock, and consequently, the estimated fair value of its common stock was determined by the board of directors as of the date of each option grant, with input from management, considering third-party valuations of its common stock as well as its board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent third-party valuation through the date of the grant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (Practice Aid). The Practice Aid identifies various available methods for allocating the enterprise value across classes of series of capital stock in determining the fair value of the Company’s common stock at each valuation date.

Subsequent to the Company’s IPO, the fair value of the common stock underlying the stock-based awards is the closing price of the Company’s common stock on the date of grant.

The Company classifies stock-based compensation expense in its consolidated statements of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

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

Comprehensive Loss

Comprehensive loss is composed of two components — net loss and other comprehensive loss. Other comprehensive loss refers to gains and losses that under U.S. GAAP are recorded as an element of stockholders’ equity but are excluded from net loss. The Company’s other comprehensive loss consists of foreign currency translation adjustments.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period, without consideration of potential dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the sum of the weighted average number of common shares plus the potential dilutive effects of potential dilutive securities outstanding during the period.

Potential dilutive securities are excluded from diluted earnings or loss per share if the effect of such inclusion is anti-dilutive. The Company’s potentially dilutive securities, which include convertible preferred stock and unvested common stock under the Company’s equity incentive plan, vesting conditions placed on previously issued common shares and warrants to purchase convertible preferred stock have been excluded from the computation of diluted net loss per share as they would be anti-dilutive to the net loss per share. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	As of December 31,
	2022	2021
Series A-1 convertible preferred stock	—	1,372,970
Series A-2 convertible preferred stock	—	3,939,069
Series A-2 convertible preferred stock warrants	—	35,529
Series B convertible preferred stock	—	7,234,766
Options to purchase common stock	3,341,834	1,898,084
Vesting conditions placed on previously issued common shares	—	69,528
Total	3,341,834	14,549,946

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or JOBS Act, and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. The Company may take advantage of these exemptions until the Company is no longer an “emerging growth company.” Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, its consolidated financial statements may not be comparable to companies that comply with public company effective dates. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of an offering or such earlier time that it is no longer an “emerging growth company.” As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, 2016-13 and

ASU 2019-11 are effective for the Company for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard-setting bodies that the Company adopts as of the specified effective date. The Company qualifies as an “emerging growth company” as defined in the JOBS Act of 2012 and has elected not to “opt out” of the extended transition related to complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different application dates for public and non-public companies, the Company can adopt the new or revised standard at the time non-public companies adopt the new or revised standard and can do so until such time that the Company either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company. The Company may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for non-public companies. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), the amendment relates to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use, or the ROU, assets obtained in exchange for lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of consolidated financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The effective date of this update is for fiscal years beginning after December 15, 2021, and interim periods therein. The Company adopted the standard on January 1, 2022. On December 29, 2022, the Company commenced a lease for accounting purposes, resulting in the recording of a lease liability and corresponding right of use asset on the consolidated balance sheet in accordance with Topic 842 (refer to Note 6). Prior to commencing this lease in December 2022, the Company had no leases with initial terms greater than 12 months and had no right-of-use assets or lease liabilities.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The effective date of this update is for fiscal years beginning after December 15, 2022, and interim periods therein. The Company is currently assessing the impact of adopting this standard on the Company’s consolidated financial statements and related disclosures.

In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The standard is an accounting pronouncement that amends ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments update guidance on reporting credit losses for financial assets. These amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in both ASU 2016-13 and ASU 2019-11 are effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company does not expect ASU 2016-13 and ASU 2019-11 to have a material impact on its consolidated financial statements and financial statement disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740). The standard simplifies the Accounting for Income Taxes. The standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also improves consistent application by clarifying and amending existing guidance. The standard is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company is assessing the impact of this guidance and is continuing to evaluate the impact on its consolidated financial statements.

3. Fair Value Measurements

The following table set forth the fair value of the Company’s financial assets measure at fair value on a recurring basis and indicates the level within the fair value hierarchy utilized to determine such values (in thousands):

	As of December 31, 2022
	Total	Level 1	Level 2	Level 3
US Treasury-backed money market funds	$18,645	$18,645	—	—
Total	$18,645	$18,645	$—	$—

	As of December 31, 2021
	Total	Level 1	Level 2	Level 3
US Treasury-backed money market funds	$30,719	$30,719	—	—
Total	$30,719	$30,719	$—	$—

Money market funds are highly liquid investments that are valued based on quoted market prices in active markets, which represent a Level 1 measurement within the fair value hierarchy. These money market funds are classified on the balance sheet under cash and cash equivalents.

Preferred stock warrant liability

In connection with the November 24, 2020 Stock Purchase Agreement (Note 8), the Company granted warrants to purchase up to 35,529 shares of Series A-2 convertible preferred stock at a price per share equal to $11.42 and with a term ending upon the earlier of an underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, the consummation of a Deemed Liquidation Event, as such term is defined in the Company’s Restated Certificate of Incorporation or 10 years. As the warrants are for preferred stock, which do not qualify for equity classification, the warrants were recorded as a liability and were required to be remeasured to fair value at each reporting date. The warrants were exercised on May 4, 2022, just prior to the completion of the IPO, for proceeds of $0.4 million. Immediately prior to the consummation of the IPO, the warrants were converted into 34,901 shares of the Company's common stock.

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

The Company recognized changes in the fair value of the warrant liability as a component of other income (expense) in its consolidated statements of operations and comprehensive loss.

A reconciliation of the Level 3 warrant liability through exercise in the second quarter of 2022 is as follows (in thousands):

Series A-2 Preferred Stock Warrant Liability
Balance as of December 31, 2020	$30
Change in fair value	196
Balance as of December 31, 2021	226
Change in fair value	(58)
Exercise of preferred stock warrants	(168)
Balance as of December 31, 2022	$0

4. Property and Equipment, Net

The cost and accumulated depreciation of property and equipment were as follows (in thousands):

	December 31,
	2022	2021
Lab equipment	$2,424	$975
Computer and office equipment	171	91
Construction in process	1,129	—
Total property and equipment	3,724	1,066
Less accumulated depreciation	(389)	(430)
Total property and equipment, net	$3,335	$636

Depreciation expense was $0.5 million and $0.2 million for the year ended December 31, 2022 and 2021, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2022	2021
Research and development	$4,840	$5,343
Employee-related expenses	2,440	1,205
Taxes payable	3,248	—
Other	1,385	533
Total accrued expenses	$11,913	$7,081

6. Leases

In December 2021, the Company entered into a non-cancellable operating lease agreement, or the Harrison Lease, pursuant to which the Company leases 31,668 square feet of office and laboratory space located in Boston, Massachusetts, or the Premises. The Harrison Lease commenced for accounting purposes when the Company gained access to the premises on December 29, 2022 or the Lease Commencement Date. The Harrison Lease has a term of nine years and two months from the lease commencement date. The Company’s obligation for the payment of base rent for the Premises begins in March 2023, and will be $0.2 million per month, increasing up to $0.3 million per month during the term of the Lease. The Company has one option to extend the term of the Harrison Lease, for a period of an additional five years. Due to the timing of the lease commencement date at the end of 2022, there was no fixed lease rent expense associated with the Harrison Lease in 2022. At December 31, 2022, the Harrison Lease was the only lease for which the Company recorded a lease liability and corresponding right-of-use asset.

The landlord is completing significant leasehold improvements to the leased space, a portion of which the Company is obligated to pay per the term of the Harrison Lease. The Company paid $2.0 million for the improvements prior to lease commencement, and expects to pay approximately $3.9 million for the improvements in 2023. The Company has determined that the landlord is the accounting owner of the improvements, and expected payments by the Company for the improvements have been included in the calculation of the right-of-use asset and lease liability.

During 2022, the Company leased office space in Cambridge, Massachusetts, the terms of which were month-to-month, with a 30-day written notice of cancellation. The Company terminated this lease in January 2023. The Company also leased laboratory space at the University of Massachusetts, Mount Ida Campus in Newton, Massachusetts, on an initial lease term from February 1, 2022 to January 31, 2023, which the Company extended until March 2023. The Company also leased space at Innovation Building, University of Oxford in Oxford, United Kingdom. The Company terminated its lease in Oxford in July 2022. All of these leases had terms of under 12 months and are considered short-term lease costs and are not recognized on the consolidated balance sheets.

Summary of lease costs

The components of lease cost under ASC 842 for the leases were as follows (in thousands):

	December 31, 2022	December 31, 2021
Fixed lease cost	$—	$—
Short-term lease cost	1,294	520
Total lease cost	$1,294	$520

The Company recorded immaterial variable lease costs for the years ended December 31, 2022 and 2021.

Supplemental disclosure of cash flow information under ASC 842 for the leases were as follows (in thousands):

December 31, 2022
Operating cash payments for operating leases	$2,016

Cash payments for operating leases during 2022 related to tenant improvements made to the office and lab space prior to the Company obtaining occupancy. These payments were recorded in the right-of-use asset at December 31, 2022.

The remaining lease term for the Harrison Lease is 9.2 years, and the discount rate is 8.0%.

Future minimum lease payments under the non-cancelable operating leases consisted of the following as of December 31, 2022:

Year Ending December 31,	(in thousands)
2023	$6,289
2024	3,033
2025	3,124
2026	3,218
2027	3,315
Thereafter	14,906
Total future minimum lease payments	$33,885
Less: imputed interest	(9,351)
Present value of lease liability	$24,534

Included in the consolidated balance sheet (in thousands)	December 31, 2022
Lease liability	$5,553
Lease liability, net of current portion	18,981
Total lease liability	$24,534

7. Related Party Transactions

Technology license agreement

In March 2018, the Company, Oxford University Innovation Limited, or OUI, and the Medical Research Council of United Kingdom Research and Innovation, or MRC (or collectively the Licensors), entered into a license of technology agreement, or the License Agreement, which was subsequently amended in December 2018 and further amended and restated in November 2020. The Licensors and affiliates hold shares of Series A-1 and Series A-2 preferred stock, Series B preferred stock and Class A common stock. The License Agreement provides the Company with an exclusive world-wide license to licensed data and technology owned by OUI and MRC in respect of cell penetrating peptides for treatment of Duchenne muscular dystrophy, spinal muscular atrophy, and other conditions. The License Agreement provides the Company with the rights to grant and authorize sublicenses to make, use, sell, and import products and otherwise exploit the patent rights.

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

The Company could be required to make milestone payments to the Licensors upon completion of certain patent and commercial milestones related to the patents and commercialization of certain of the Company’s product candidates. The aggregate potential milestone payments are $0.1 million. The Company also agreed to pay the Licensors low single digit royalties on net sales of any licensed products that are commercialized by the Company or sublicensees in excess of a threshold amount between £20 million and £30 million ($24.2 million and $36.3 million as of December 31, 2022), subject to certain adjustments. The term of the License Agreement continues until the later of (i) the date on which all the patents and patent applications covered thereunder have been abandoned or allowed to lapse or expired or been rejected or revoked or (ii) 20 years from the date of the original agreement.

Upon completion of the Company’s Initial Public Offering, or IPO in May 2022, the Company became obligated to pay OUI an exit fee between 0.5% to 2% of the value determined in an acquisition or initial public offering, not to exceed £5 million ($6.2 million as of the IPO date). The exit fee due to OUI, based on the IPO raise, was $1.4 million, which was paid during the second quarter of 2022 and included in research and development expense on the consolidated statement of operations.

Additionally, the Company paid office space rent to OUI. For the years ended December 31, 2022 and 2021, total rent payments were $0.2 million and $0.2 million, respectively. As of December 31, 2022 and 2021, nil and $30,000, respectively, was due to OUI by the Company.

Services agreement

In November 2020, the Company entered into an agreement, or the Services Agreement, with Carnot Pharma, LLC, or Carnot, under which Carnot provides research and other services to the Company. Carnot is an entity controlled by RA Capital Management, L.P. Entities affiliated with RA Capital Management, L.P. purchased shares of Series A-2 convertible preferred stock in the Company’s preferred stock financing in November of 2020 and May and July of 2021. In addition, entities affiliated with RA Capital Management, L.P. purchased shares of our Series B convertible preferred stock in the Company’s preferred stock financing in July 2021. Two members of the Company’s Board of Directors are also affiliated with RA Capital Management, L.P.

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

Expenses incurred by the Company under the Services Agreement with Carnot for the year ended December 31, 2022 and 2021, totaled $0.1 million and $0.8 million, respectively. As of December 31, 2022 and 2021, nil and $2,600 was due to Carnot by the Company for services rendered under the Services Agreement, respectively.

8. Commitments and Contingencies

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

Other

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, the Company agrees to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third-party with respect to the Company’s products. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of December 31, 2022. The Company does not anticipate recognizing any significant losses relating to these arrangements. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements may be unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

9. Convertible Preferred Stock and Stockholders’ Equity

Reverse Stock Split

On April 29, 2022, the Company filed a charter amendment to affect a 1.018 for 1 reverse stock split of its issued and outstanding shares of common stock, which resulted in a proportional adjustment to the existing conversion ratios for each series of the Company’s preferred stock. Accordingly, all share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the preferred stock conversion ratios.

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

Common stock

Under the Third Amended and Restated Certificate of Incorporation, dated May 10, 2022, the Company has the authority to issue a total of 500,000,000 shares of common stock (par value of $0.0001 per share) and 10,000,000 shares of undesignated preferred stock (par value of $0.0001 per share). In connection with the IPO, the Company re-designated all shares of Class A common stock as shares of common stock. Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No cash dividends have been declared by the board of directors during the year ended December 31, 2022 and December 31, 2021.

The Company has reserved the following shares of common stock for issuance, on an as-converted basis for 2021, as follows:

	December 31,
	2022	2021
Convertible preferred stock	—	12,546,805
Stock options issued and outstanding	3,341,834	1,898,084
Preferred stock warrants issued and outstanding	—	35,529
Vesting conditions placed on previously issued common shares	—	69,529
Authorized for future stock awards or option grants	901,462	456,416
Authorized for future issuance under employee stock purchase plan	226,000	—
Total	4,469,296	15,006,363

Shares of Common Stock Subject to Repurchase

In November 2020, in connection with the Series A-2 convertible preferred stock financing, two founding stockholders entered into Stock Restriction Agreements, or Restriction Agreements, whereby 139,057 shares that were previously vested and not subject to repurchase became restricted and subject to repurchase. The repurchase rights lapse 50% on the one-year anniversary of the Restriction Agreements and 50% on the second anniversary of the Restriction Agreements. Shares subject to repurchase by the

Company are not deemed, for accounting purposes, to be outstanding until those shares vest and therefore are not included in the shares outstanding on the consolidated balance sheet.

In connection with the vesting restrictions placed on these previously vested shares, the Company was required to determine the measurement date fair value of the shares, which was $2.37 per share or $0.3 million in aggregate. The measurement date fair value of the restricted stock will be recognized as stock-based compensation expense over the vesting period. As of December 31, 2022 and 2021, zero and 69,529 shares were subject to repurchase by the Company, respectively.

10. Stock-Based Compensation

The Company maintains three equity compensation plans; the 2020 Stock Plan, or the 2020 Plan, the 2022 Stock Option Incentive Plan, or the 2022 Plan, and the 2022 Employee Stock Purchase Plan, or the ESPP. The number of shares of common stock that may be issued under the 2022 Plan is subject to increase by the number of shares forfeited under any options forfeited and not exercised under the 2020 Plan. Additionally, the number of shares reserved for issuance under the 2022 Plan automatically increases on the first day of each fiscal year in an amount equal to the lower of (1) 5% of the shares of common stock outstanding on such date and (2) an amount determined by the Company’s board of directors. The board of directors has determined not to make any further awards under the 2020 plan. As of December 31, 2022, 901,462 shares remained available for grant under the 2022 Plan and 226,000 shares remained available for grant under the ESPP.

Stock Option Valuation

In determining the fair value of the stock options granted, the Company uses the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment.

Expected Term—The Company’s expected term represents the period that the Company’s stock- based awards are expected to be outstanding. For stock options with service-based vesting periods, the expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options.

Expected Volatility—The Company has historically been a private company and lacks significant company-specific historical and implied volatility information. The expected volatility was estimated based the average historical volatilities for comparable publicly traded pharmaceutical companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle and area of specialty. The Company will continue to apply this process until enough historical information regarding the volatility of its own stock price becomes available. The Company expects to estimate stock volatility based on the historical volatility of peer companies until such time as it has adequate historical data regarding the volatility of its own traded stock price.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

Expected Dividend Yield—The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.

The fair value of stock options was estimated using the following weighted average assumptions:

	Year Ended December 31,
	2022	2021
Risk-free interest rate %	2.95%	1.10%
Expected volatility %	71.68%	77.00%
Expected term (in years)	6.08	6.03
Expected dividend yield	—	—

Stock Option Activity

Stock option activity under the Plan, is as follows:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding as of December 31, 2021	1,898,084	$7.46	9.6	$7,157
Granted	1,544,285	11.69
Exercised	(81,272)	2.71
Canceled/Forfeited	(19,263)	9.51
Outstanding as of December 31, 2022	3,341,834	$9.52	8.7	$12,877
Vested and exercisable as of December 31, 2022	681,880	$6.38	8.2	$4,764
Vested and expected to vest as of December 31, 2022	3,341,834	$9.52	8.7	$12,877

The aggregate intrinsic value of options is calculated as the difference between the exercises price of the options and the fair value of the Company's common stock for those options that had exercises prices lower than the fair value of the Company's common stock. The total intrinsic value of the options exercised during the year ended December 31, 2022 and 2021 was $0.9 million and nil, respectively. The intrinsic value is the difference between the estimated fair value of the Company’s common stock at the time of exercise and the exercise price of the stock option. During the years ended December 31, 2022 and 2021, the total proceeds to the Company from stock option exercises was $0.2 million and nil, respectively.

The weighted-average grant date fair value of options granted during the year ended December 31, 2022 and 2021 was $7.66 and $5.22 per share, respectively.

Stock-Based Compensation Expense

Stock based compensation expense recognized for stock option grants included in the accompanying consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$1,695	$394
General and administrative	3,068	1,140
Total stock-based compensation expense	$4,763	$1,534

The Company had 3,341,834 unvested options outstanding as of December 31, 2022. As of December 31, 2022, total unrecognized compensation cost related to stock options was $15.8 million. This amount is expected to be recognized over a weighted average period of approximately 2.98 years.

11. Income Taxes

The Company’s loss before income taxes for the years ended December 31, 2022 and 2021 were generated in the following jurisdictions (in thousands):

	Year Ended December 31,
	2022	2021
Domestic	$(96,781)	$(6,181)
Foreign	31,383	(21,100)
Worldwide	$(65,398)	$(27,281)

The foreign income for the year-ended December 31, 2022 was due to the transfer of intellectual property (IP) from PepGen Limited to the parent company, PepGen Inc., in an arm’s length transaction at fair value pursuant to an asset transfer agreement.

The components of net deferred income taxes consisted of the following as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$474	$3,103
Research and development credits	1,287	36
Accrued expenses	523	234
Capitalized Section 174 R&D Costs	11,818	—
Stock compensation accruals	1,081	264
Right-of-use liability	5,760	—
Intangible asset amortization	6,879	—
Deferred tax assets	27,822	3,637
Deferred tax liabilities
Right-of-use-Asset	(6,233)
Fixed Assets	(45)	(13)
Other, net	(2)	—
Deferred tax liabilities	(6,280)	(13)
Net deferred tax assets	21,542	3,624
Valuation allowance	(21,542)	(3,624)
Net deferred tax assets	$—	$—

The components of income tax expense were as follows for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Current expense:
U.S. Federal	$—	$—
State	23	—
Foreign	3,683	—
Total current expense	3,706	—
Deferred expense:
U.S. Federal	—	—
State	—	—
Foreign	—	—
Total deferred expense	—	—
Provision for income taxes	$3,706	$—

A reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to the loss from operations is summarized for the years ended December 31, 2022 and 2021, as follows:

	Year Ended December 31,
	2022	2021
Tax at statutory rate	21.0%	21.0%
State tax (net of federal benefit)	(0.0)%	0.7%
Permanent differences	(0.1)%	(0.6)%
Research and development credit	1.6%	0.2%
GILTI Inclusion	(8.8)%	—
UK R&D credit	0.0%	(9.4)%
Foreign rate differential	(1.0)%	(1.5)%
Change in valuation allowance	(23.4)%	(10.3)%
Other	5.0%	(0.1)%
Income tax expense (benefit)	(5.7)%	—

The Company’s income tax expense of $3.7 million for the year ended December 31, 2022, compared to nil for the year ended December 31, 2021. The income tax expense for the year ended December 31, 2022 was due to the intellectual property (IP) transfer noted in the paragraph below.

On January 1, 2022, or the Transfer Date, the Company’s wholly owned subsidiary, PepGen Limited, transferred all IP assets to the parent company, PepGen Inc., in an arm’s length transaction at fair value pursuant to an asset transfer agreement. The fair value of the IP assets is a non-recurring fair value measurement. The Company engaged valuation specialists to calculate the IP value, and the IP value was measured using the historical cost method. The historical cost method estimated the fair value of the IP assets using the historical cost base of the IP assets and the expected market return as of the Transfer Date. The significant assumption inherent in estimating the fair value using the historical cost method was the expected market return. The Company utilized a 40% expected market return, which a third-party investor may expect as a return on their investment, and which is based on studies of venture capital investment returns. The Company calculated the fair value of the IP assets by computing the present value of the historical cost base using the 40% expected market return. The expected market return assumption used in the estimation of the IP assets represents a Level 3 input of the fair value hierarchy (see Note 3).

The Company had federal research and development (R&D) credits of approximately $1.4 million as of December 31, 2022, before consideration of limitations under Section 382 of the Internal Revenue Code or Section 382, as further described below. The R&D credits will expire beginning in 2041. The Company has state net operating losses of $16.3 million and state R&D credits of $0.3 million which begin expiring in 2042.

The future utilization of the Company’s state NOL's and federal and state R&D credits to offset future taxable income may be subject to a substantial annual limitation as a result of changes in ownership by stockholders that hold 5% or more of the Company’s common stock. An assessment of such ownership changes under Section 382 was not completed through December 31, 2022. To the extent that an assessment is completed in the future, the Company’s ability to utilize tax attributes could be restricted on a year-by-year basis and certain attributes could expire before they are utilized. The Company will examine the impact of any potential ownership changes in the future.

The Company is subject to taxation in the U.S. and the UK. The Company’s federal and state returns since inception are subject to examination due to the carryover of net operating losses. The Company has not been, nor is it currently, under examination by any tax authorities. The UK tax returns from 2018 and forward are subject to examination by the UK tax authorities.

The following table summarizes the reconciliation of the beginning and ending amount of total unrecognized tax benefits for each of the periods indicated:

	December 31,
	2022	2021
Balance at beginning of the period	$—	$—
Increase related to current year tax positions	751	—
Increase related to prior year tax positions	—	—
Decrease related to prior year tax positions	—	—
Currency translation	(78)	—
Balance at the end of the period	$673	$—

The Company does not expect that the amount of unrecognized tax benefits to change significantly in the next twelve months. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. It had no accrual for interest or penalties on its consolidated balance sheets at December 31, 2022 or 2021. No interest and/or penalties were recognized in 2022 or 2021.

12. Subsequent Events

On March 10, 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver. On March 12, 2023 the Federal Deposit Insurance Corporation (“FDIC”) transferred all deposits, both insured and uninsured, and substantially all assets from the former SVB to a newly created, full-service FDIC-operated “bridge bank”, Silicon Valley Bridge Bank, N.A. and the FDIC, Treasury Department, and Federal Reserve announced that all deposits will be fully protected, whether or not they had been insured by the FDIC. As of the date of the filing of these consolidated financial statements with the Securities and Exchange Commission, the Company has full access to and control over all its cash and cash equivalents.