Form 10-Q
period 2023-03-31
PepGen Inc.
filed 2023-05-11
CIK 1835597

4

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 28, 2023, the registrant had 23,782,297 of common stock, $0.0001 par value per share, outstanding.

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
•
the effect of the ongoing COVID-19 pandemic, or any future pandemics, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to our preclinical studies and clinical trials and any future studies or trials; and
•
other risks and uncertainties, including those listed under the caption “Risk Factors.”

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
•
The price of our common stock has been and may continue to be volatile and fluctuate substantially, which could result in substantial losses for holders of our common stock.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PEPGEN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	March 31, 2023 (unaudited)	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$165,403	$181,752
Prepaid expenses and other current assets	3,067	4,331
Total current assets	$168,470	$186,083
Property and equipment, net	$5,339	$3,335
Operating lease right-of-use asset	25,759	26,549
Other assets	1,473	1,473
Total assets	$201,041	$217,440
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,472	$1,362
Accrued expenses	12,900	11,913
Operating lease liability	3,655	5,553
Total current liabilities	$18,027	$18,828
Operating lease liability, net of current portion	18,171	18,981
Total liabilities	$36,198	$37,809
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred Stock	$—	$—
Common stock	2	2
Additional paid-in capital	284,044	282,566
Accumulated other comprehensive (loss)	(28)	(81)
Accumulated deficit	(119,175)	(102,856)
Total stockholders’ equity	$164,843	$179,631
Total liabilities and stockholders’ equity	$201,041	$217,440

See accompanying notes to condensed consolidated financial statements.

PEPGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$14,360	$10,707
General and administrative	3,671	3,186
Total operating expenses	$18,031	$13,893
Operating loss	$(18,031)	$(13,893)
Other income (expense)
Interest income	$1,792	$9
Other income (expense), net	(80)	58
Total other income (expense), net	$1,712	$67
Net loss before income tax	$(16,319)	$(13,826)
Income tax expense	—	(4,420)
Net loss	$(16,319)	$(18,246)
Net loss per share, basic and diluted	$(0.69)	$(18.94)
Weighted-average common shares outstanding, basic and diluted	23,761,915	963,588

See accompanying notes to condensed consolidated financial statements.

PEPGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Net loss	$(16,319)	$(18,246)
Cumulative translation adjustment during the period	53	(74)
Comprehensive loss	$(16,266)	$(18,320)

See accompanying notes to condensed consolidated financial statements.

PEPGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	Series A-1 Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Series B Convertible Preferred Stock		Class A Common Stock		Additional Paid-in	Accumulated Other Comprehensive (Loss)	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance as of December 31, 2022	—	$—	—	$—	—	$—	23,713,196	$2	$282,566	$(81)	$(102,856)	$179,631
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,348	—	—	1,348
Exercise of stock options	—	—	—	—	—	—	68,709	—	130	—	—	130
Net loss	—	—	—	—	—	—	—	—		—	(16,319)	(16,319)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	53	—	53
Balance as of March 31, 2023	—	$—	—	$—	—	$—	23,781,905	$2	$284,044	$(28)	$(119,175)	$164,843

Balance as of December 31, 2021	1,372,970	8,454	3,939,069	44,639	7,234,766	112,083	963,588	—	1,653	17	(33,752)	(32,082)
Stock-based compensation expense	—	—	—	—	—	—	—	—	815	—	—	815
Net loss	—	—	—	—	—	—	—	—	—	—	(18,246)	(18,246)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(74)	—	(74)
Balance as of March 31, 2022	1,372,970	$8,454	3,939,069	$44,639	7,234,766	$112,083	963,588	$—	$2,468	$(57)	$(51,998)	$(49,587)

See accompanying notes to condensed consolidated financial statements.

PEPGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(16,319)	$(18,246)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	150	66
Stock-based compensation expense	1,348	815
Change in fair value of preferred stock warrant liability	—	(58)
Amortization and interest accretion related to operating leases	37	—
Changes in operating assets and liabilities:
Other receivables	—	21
Prepaids and other current and non-current assets	1,267	282
Accounts payable	(120)	(1,604)
Accrued expenses and other non-current liabilities	166	6,452
Operating lease liabilities, current and non-current	(1,951)	—
Net cash used in operating activities	$(15,422)	$(12,272)
Cash flows from investing activities:
Purchases of property and equipment	(1,181)	(1,614)
Net cash used in investing activities	$(1,181)	$(1,614)
Cash flows from financing activities:
Payment of deferred offering costs	—	(18)
Proceeds from employee equity plans	130	—
Net cash used in financing activities	$130	$(18)
Effect of exchange rate changes on cash	$124	$(137)
Net decrease in cash, cash equivalents and restricted cash	$(16,349)	$(14,041)
Cash, cash equivalents and restricted cash at beginning of period	183,225	134,368
Cash, cash equivalents and restricted cash at end of period	166,876	120,327
Components of cash, cash equivalents and restricted cash
Cash and cash equivalents	$165,403	$118,854
Restricted cash	1,473	1,473
Total cash, cash equivalents and restricted cash at end of period	$166,876	$120,327
Supplemental noncash investing and financing activities
Property and equipment included in accounts payable and accrued expenses	$974	$399
Deferred offering costs in accounts payable and accrued expenses	—	$766

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

Initial Public Offering

On May 10, 2022, the Company closed its initial public offering (IPO) in which the Company sold an aggregate of 9,000,000 shares at a public offering price of $12.00 per share for gross proceeds of $108.0 million. In connection with the IPO, the Company granted the underwriters a 30-day option to purchase 1,350,000 additional shares of common stock. On May 16, 2022, the underwriters exercised the option in part and the Company issued 1,238,951 shares of common stock for gross proceeds of $14.9 million. From the IPO and option exercise by the underwriters, the Company received approximately $122.9 million in gross proceeds and $110.2 million in net proceeds, after deducting underwriting discounts and offering expenses payable by the Company.

Immediately prior to consummation of the IPO, all 12,546,805 outstanding shares of the Company’s redeemable convertible preferred stock, and 35,529 preferred stock warrants that were exercised on May 4, 2022 (see Note 3), converted into 12,359,856 shares of the Company’s common stock. As a result of this conversion, the Company's net loss per share, basic and diluted, will be significantly different from future filings.

Liquidity and Capital Resources

Since inception, the Company has not generated any revenue from product sales or other sources and has incurred significant operating losses and negative cash flows from operations. The Company’s primary uses of cash and cash equivalents to date have been to fund research and development activities, business planning, establishing and maintaining the Company’s intellectual property portfolio, hiring personnel, leasing premises and associated capital expenditures, raising capital, and providing general and administrative support for these operations. As of March 31, 2023, the Company had an accumulated deficit of $119.2 million. To date, the Company has funded operations primarily through private placements of convertible preferred stock and its IPO. As of March 31, 2023, the Company had cash and cash equivalents of $165.4 million. Based on its current operating plans, the Company believes that its cash and cash equivalents as of March 31, 2023, will be sufficient to fund its currently planned operations for at least the next 12 months from the filing of these condensed consolidated financial statements.

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

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with generally accepted accounting principles in the United States of America (GAAP). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB). The condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of March 31, 2023, and results of operations for the interim periods ended March 31, 2023 and March 31, 2022.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the years ended December 31, 2022 and 2021, and the notes thereto, included in the Company’s Annual Report, filed with the Securities and Exchange Commission (the SEC) on March 23, 2023, or Form 10-K.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2022 included in the Form 10-K. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and money market accounts. As of March 31, 2023, the Company’s cash and money market accounts were held by four financial institutions in the U.S. and one financial institution in the U.K. At times, the Company’s deposits held in the U.S. and U.K. may exceed the respective insured limits of the Federal Depository Insurance Corporation and Financial Services Compensation Scheme.

Deferred Offering Costs

The Company capitalizes within other long-term assets certain legal, accounting, and other third- party fees that are directly related to the Company’s in-process equity financings, until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds received as a result of the offering. Should a planned equity financing be abandoned, terminated, or significantly delayed, the deferred offering costs are immediately written off to operating expenses. As of March 31, 2022, deferred offering costs of $2.2 million were recorded within other assets on the consolidated balance sheets. Subsequent to the completion of the IPO in May 2022, deferred offering costs totaling $4.1 million were recorded within stockholders’ equity (deficit) as a reduction of additional paid-in-capital generated from the initial public offering.

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

Restricted Cash

The Company classifies all cash whose use is limited by contractual provisions as restricted cash. Restricted cash arises from the requirement for the Company to maintain cash of $1.5 million as collateral under a lease agreement. As of March 31, 2023 and December 31, 2022, the Company had $1.5 million of restricted cash classified in other assets on the condensed consolidated balance sheets.

3. Fair Value Measurements

The following tables (in thousands) present information about the Company’s financial assets that have been measured at fair value as of March 31, 2023 and December 31, 2022, and indicate the fair value of the hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	As of March 31, 2023
	Total	Level 1	Level 2	Level 3
US Treasury-backed money market funds	$131,727	$131,727	$—	$—
Total	$131,727	$131,727	$—	$—

	As of December 31, 2022
	Total	Level 1	Level 2	Level 3
US Treasury-backed money market funds	$18,645	$18,645	$—	$—
Total	$18,645	$18,645	$—	$—

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

A reconciliation of the Level 3 warrant liability through exercise in the second quarter of 2022 is as follows (in thousands):

Series A-2 Preferred Stock Warrant Liability
Balance as of December 31, 2021	$226
Change in fair value	(58)
Balance as of March 31, 2022	$168

Immediately prior to consummation of the IPO, all 35,529 preferred stock warrants that were exercised on May 4, 2022, converted into 34,901 shares of the Company’s common stock. As such, there is no activity during the three-months ended March 31, 2023.

4. Property and Equipment, Net

The cost and accumulated depreciation of property and equipment were as follows (in thousands):

	March 31, 2023	December 31, 2022
Lab equipment	$4,671	$2,424
Computer and office equipment	1,152	171
Construction in process	56	1,129
Total property and equipment	$5,879	$3,724
Less: accumulated depreciation	(540)	(389)
Total property and equipment, net	$5,339	$3,335

Depreciation expense was $0.2 million and $0.1 million for the three months ended March 31, 2023 and March 31, 2022, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Research and development expenses	$6,957	$4,840
Employee-related expenses	735	2,440
Taxes payable	3,339	3,248
Other	1,869	1,385
Total accrued expenses	$12,900	$11,913

6. Leases

In December 2021 the Company entered into a non-cancellable operating lease agreement, as amended subsequently, or the Harrison Lease, pursuant to which the Company leases 31,668 square feet of office and laboratory space located in Boston, Massachusetts, or the Premises. The Harrison Lease commenced for accounting purposes when the Company gained access to the premises on December 29, 2022 or the Lease Commencement Date. The Harrison Lease has a term of nine years and four months from the lease commencement date. The Company’s obligation for the payment of base rent for the Premises begins in May 2023, and will be $0.2 million per month, increasing up to $0.3 million per month during the term of the Lease. The Company has one option to extend the term of the Harrison Lease, for a period of an additional five years. Due to the timing of the lease commencement date at the end of 2022, there was no fixed lease rent expense associated with the Harrison Lease in 2022. As of March 31, 2023, the Harrison Lease was the only lease for which the Company recorded a lease liability and corresponding right-of-use asset.

The landlord has completed and continues to complete significant leasehold improvements to the leased space, a portion of which the Company is obligated to pay per the terms of the Harrison Lease. The Company paid $2.0 million for the improvements prior to lease commencement. During the three months ended March 31, 2023, the Company paid $2.9 million for the improvements and expects approximately $0.9 million in additional payments for the improvements. The Company has determined that the landlord is the accounting owner of the improvements, and expected payments by the Company for the improvements have been included in the calculation of the right-of-use asset and lease liability.

On January 14, 2022, the Company entered into a First Amendment to the Harrison Lease, which updated the Company's pro rata share of the building premises. On March 27, 2023, the Company entered into a Second Amendment to the Harrison Lease by which the term of the Harrison Lease was extended by two months until May 2032. The Company recorded a $0.3 million reduction to the lease asset and liability during the period to account for this amendment.

During 2022 and the first quarter of 2023, the Company leased office space in Cambridge, Massachusetts, the terms of which were month-to-month, with a 30-day written notice of cancellation. The Company terminated this lease in January 2023. The

Company also leased laboratory space at the University of Massachusetts, Mount Ida Campus in Newton, Massachusetts, with an initial lease term from February 1, 2022 to January 31, 2023, which the Company extended until March 2023. The Company also leased space at Innovation Building, University of Oxford in Oxford, United Kingdom. The Company terminated its lease in Oxford in July 2022. All of these leases had terms of under 12 months and are considered short-term lease costs and are not recognized on the consolidated balance sheets.

Summary of lease costs

The components of lease cost under ASC 842 for the leases were as follows (in thousands):

	March 31, 2023	March 31, 2022
Fixed lease cost	$973	$—
Variable lease cost	64	—
Short-term lease cost	204	317
Total lease cost	$1,241	$317

Supplemental disclosure of cash flow information under ASC 842 for the leases follows (in thousands):

March 31, 2023
Operating cash payments for operating leases	$2,887

Cash payments for operating leases during the three months ended March 31, 2023 related to landlord-owned improvements made to the office and lab space prior to the Company obtaining occupancy. These payments were recorded in the right-of-use asset at December 31, 2022.

The remaining lease term for the Harrison Lease is 9.1 years, and the discount rate is 8.0%.

Future minimum lease payments under the non-cancelable operating leases consisted of the following as of March 31, 2023:

Year Ending December 31,	(in thousands)
2023 (April - December)	$2,912
2024	3,019
2025	3,109
2026	3,202
2027	3,299
Thereafter	15,458
Total future minimum lease payments	$30,999
Less: imputed interest	(9,173)
Present value of lease liability	$21,826

Included in the consolidated balance sheet (in thousands)	March 31, 2023
Lease liability	$3,655
Lease liability, net of current portion	18,171
Total lease liability	$21,826

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

As consideration for the license, the Company made an initial upfront payment in 2018 of $0.1 million upon transfer of the license technology and data and in 2020 upon amending and restating the License Agreement made two additional payments of $19,000 each for a Restatement Completion Fee and License Data Fee. The Company determined that the upfront payment and subsequent Restatement Completion Fee and License Data Fee as part of the license agreement would be expensed upon execution of the original contract and subsequent amendment as the license was acquired for research and development purposes which does not have alternative future uses, and the underlying technology has not reached technological feasibility.

The Company could be required to make milestone payments to the Licensors upon completion of certain patent and commercial milestones related to the patents and commercialization of certain of the Company’s product candidates. The aggregate potential milestone payments are $0.1 million. The Company also agreed to pay the Licensors low single digit royalties on net sales of any licensed products that are commercialized by the Company or sublicensees in excess of a threshold amount between £20 million and £30 million ($24.7 million and $37.0 million as of March 31, 2023), subject to certain adjustments. The term of the License Agreement continues until the later of (i) the date on which all the patents and patent applications covered thereunder have been abandoned or allowed to lapse or expired or been rejected or revoked or (ii) 20 years from the date of the original agreement.

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

Additionally, the Company paid office space rent to OUI through the termination of the lease in July 2022. For the three months ended March 31, 2023 and March 31, 2022, total rent payments were not material. As of March 31, 2023 and December 31, 2022, nil was due to OUI by the Company for rent payments.

Services agreement

In November 2020, the Company entered into an agreement, or the Services Agreement, with Carnot Pharma, LLC, or Carnot, under which Carnot provides research and other services to the Company. Carnot is an entity controlled by RA Capital Management, L.P. Entities affiliated with RA Capital Management, L.P. purchased shares of Series A-2 convertible preferred stock in the Company’s preferred stock financing in November of 2020 and May and July of 2021, which were converted to shares of the Company's common stock in connection with the IPO. In addition, entities affiliated with RA Capital Management, L.P. purchased shares of our Series B convertible preferred stock in the Company’s preferred stock financing in July 2021 which were also converted into shares of the Company's common stock in connection with the IPO, and purchased our common stock in the IPO. At the time the Services Agreement was entered into, one member of the Company’s Board of Directors was affiliated with RA Capital Management, L.P., and currently two members of the Company’s Board of Directors are affiliated with R.A. Capital Management, L.P.

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

Expenses incurred by the Company under the Services Agreement with Carnot for the three months ended March 31, 2023 and March 31, 2022, were nil and $43,000, respectively. As of March 31, 2023 and December 31, 2022, the amounts included in accounts payable related to the Services Agreement and owing to Carnot by the Company were nil, respectively.

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

Other

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, the Company agrees to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third-party with respect to the Company’s products. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of March 31, 2023. The Company does not anticipate recognizing any significant losses relating to these arrangements. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements may be unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

9. Convertible Preferred Stock and Stockholders’ Equity

Reverse Stock Split

On April 29, 2022, the Company filed a charter amendment to effect a 1.018 for 1 reverse stock split of its issued and outstanding shares of common stock, which resulted in a proportional adjustment to the existing conversion ratios for each series of the Company’s preferred stock. Accordingly, all share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the preferred stock conversion ratios.

Series A-1 convertible preferred stock and Series A-2 convertible preferred stock

In connection with the November 24, 2020 Stock Purchase Agreement, the Company agreed to issue an aggregate of 3,939,069 shares of Series A-2 convertible preferred stock to new and existing investors at a price of $11.42 per share, in three closings, and elected to convert 1,348,693 shares of outstanding Class A and Class B common stock into 1,372,970 shares of Series A-1 convertible preferred stock. A total of 1,033,117 shares of Class A common stock held by certain founding investors and employees were not modified and continue to exist as Class A common stock. The Series A-1 and Series A-2 convertible preferred stock was converted to common stock immediately prior to the consummation of the Company’s IPO in May 2022 (see Note 1).

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

Common stock

Under the Third Amended and Restated Certificate of Incorporation, dated May 10, 2022, as currently in effect, the Company has the authority to issue a total of 500,000,000 shares of common stock (par value of $0.0001 per share) and 10,000,000 shares of undesignated preferred stock (par value of $0.0001 per share). In connection with the IPO, the Company re-designated all shares of Class A common stock as shares of common stock. Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No cash dividends have been declared by the board of directors during the three months ended March 31, 2023 and March 31, 2022.

The Company has reserved the following shares of common stock for issuance, on an as-converted basis, as follows:

	March 31, 2023	December 31, 2022
Stock options issued and outstanding	4,307,894	3,341,834
Authorized for future stock awards or option grants	1,051,961	901,462
Authorized for future issuance under employee stock purchase plan	226,000	226,000
Total	5,585,855	4,469,296

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

In connection with the vesting restrictions placed on these previously vested shares, the Company was required to determine the measurement date fair value of the shares, which was $2.37 per share or $0.3 million in aggregate. The measurement date fair value of the restricted stock will be recognized as stock-based compensation expense over the vesting period. The final shares subject to restriction were released in November 2022, and as of March 31, 2023 and December 31, 2022, zero shares of restricted stock were subject to repurchase by the Company, respectively.

10. Stock-Based Compensation

The Company maintains three equity compensation plans; the 2020 Stock Plan, or the 2020 Plan, the 2022 Stock Option Incentive Plan, or the 2022 Plan, and the 2022 Employee Stock Purchase Plan, or the ESPP. The number of shares of common stock that may be issued under the 2022 Plan is subject to increase by the number of shares forfeited under any options forfeited and not exercised under the 2020 Plan. Additionally, the number of shares reserved for issuance under the 2022 Plan automatically increases on the first day of each fiscal year in an amount equal to the lower of (1) 5% of the shares of common stock outstanding on such date and (2) an amount determined by the Company’s board of directors. The board of directors has determined not to make any further awards under the 2020 Plan. On January 1, 2023, an additional 1,185,660 shares were added to the 2022 Plan as a result of the evergreen provision. As of March 31, 2023, 1,051,961 shares remained available for grant under the 2022 Plan and 226,000 shares remained available for issuance under the ESPP.

Stock Option Activity

Stock option activity under the 2020 Plan and the 2022 Plan, is as follows:

	Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2022	3,341,834	$9.52
Granted	1,116,850	15.26
Exercised	(68,709)	1.80
Canceled/Forfeited	(81,689)	11.55
Outstanding as of March 31, 2023	4,308,286	$11.09
Vested and exercisable as of March 31, 2023	768,160	$7.30
Vested and expected to vest as of March 31, 2023	4,308,286	$11.09

The weighted-average grant date fair value of options granted during the three months ended March 31, 2023 was $9.52 per share.

Stock-Based Compensation Expense

Stock based compensation expense recognized for stock option grants included in the accompanying condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$600	$256
General and administrative	748	559
Total stock-based compensation expense	$1,348	$815

The Company had 4,308,286 unvested stock options outstanding as of March 31, 2023. As of March 31, 2023, total unrecognized compensation cost related to stock options was $24.9 million. This amount is expected to be recognized over a weighted average period of approximately 3.08 years.

11. Income Taxes

The Company recorded income tax expense of nil and $4.4 million for the three months ended March 31, 2023 and 2022, respectively. The income tax expense for the three months ended March 31, 2022 was due to the intellectual property (IP) transfer noted in the paragraph below.

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

The Company recognizes the impact of an uncertain income tax position taken on its income tax returns at the amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will be recognized if it has less than a 50% likelihood of being sustained. The tax positions are analyzed at least quarterly, and adjustments are made as events occur that warrant adjustments for those positions. As of March 31, 2023, the Company has a liability for the uncertain tax position relative to the IP transfer of $0.7 million recorded.

The transfer of the intellectual property assets resulted in an estimated tax charge during the three months ended March 31, 2022 to His Majesty’s Revenue & Customs, after considering net operating loss carryforwards, of $4.4 million, inclusive of the $0.7 million uncertain tax position. The Company maintains a tax liability of $3.3 million as of March 31, 2023 related to the estimated tax charge which is accounted for in accrued expenses on the condensed consolidated balance sheet.

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

We are currently in clinical-stage development and completed a first-in-human Phase 1 clinical trial in healthy volunteers, or HVs, with our lead product candidate, PGN-EDO51, in the third quarter of 2022. We are developing PGN-EDO51 to treat individuals with Duchenne muscular dystrophy, or DMD, whose mutations are amenable to an exon 51-skipping therapeutic approach. An exon is a segment of a gene that – together with other exons – contains the code that is translated into a protein. Exon skipping is a therapeutic modality that enables mutations in the gene to be bypassed, thereby repairing this code and enabling production of a truncated, yet functional version of the target protein. In a Phase 1 clinical trial, treatment with PGN-EDO51 resulted in the highest levels of exon skipping and oligonucleotide delivery in humans following a single dose when compared to publicly available data for other approaches. In non-human primate, or NHP, studies, PGN-EDO51 at a dose of 30 mg/kg achieved over 70% exon 51 skipping in skeletal muscle, including diaphragm, and in mdx mouse studies dystrophin levels of over 80% were observed in skeletal muscle following a single 60 mg/kg dose of PGN-EDO23, the murine analogue of PGN-EDO51. These results represent the highest level of exon 51 skipping in NHP skeletal muscle at tolerable target dose levels, and the highest level of dystrophin production in mdx mice skeletal muscle, when compared to clinical-stage DMD therapeutic candidates. In addition, in head-to-head NHP studies, we observed that PGN-EDO51 had greater activity than R6G-PMO, which we believe to be structurally equivalent to Sarepta Therapeutics, Inc.’s, or Sarepta’s, SRP-5051, the most clinically advanced peptide-antisense oligonucleotide conjugate. Our Phase 1 clinical trial also indicated that PGN-EDO51 was generally well-tolerated at pharmacologically active dose levels. Moving forward, our clinical development program comprises two, parallel Phase 2 studies of PGN-EDO51 in DMD patients whose disease is amenable to an exon 51 skipping approach. The first study, CONNECT1-EDO51, is expected to be an open-label, multiple ascending dose (MAD) Phase 2 study to be initiated in Canada in the first half of 2023, with initial dystrophin production, exon skipping and safety data following 4 monthly doses of PGN-EDO51 anticipated in 2024. The second study, CONNECT2-EDO51 is expected to be a Phase 2, multinational, randomized, double-blind, placebo-controlled MAD study, or Randomized Control Trial (RCT), anticipated to be initiated in the second half of 2023, pending clearance by the U.S. Food and Drug Administration, or FDA, of an Investigational New Drug, or IND, filing, or clearance by the European Medicines Agency, or EMA, of a Clinical Trial Application, or CTA, filing. Learnings from the open label study will inform the conduct of the multinational RCT which is designed to support a potential accelerated or conditional approval pathway for PGN-EDO51, pending alignment with regulatory authorities. Building on the high levels of exon skipping and tissue concentration observed in our preclinical studies and Phase 1 trial, we believe that repeat dosing of PGN-EDO51 may lead to the accumulation of exon 51 skipped transcript and dystrophin protein in patients, which may in turn drive meaningful clinical benefit for those who live with this devastating, progressive, life-shortening disease.

We are also developing PGN-EDODM1 for the treatment of myotonic dystrophy type 1, or DM1, and are utilizing what we believe to be a unique mechanism of action. The therapeutic oligonucleotide component of PGN-EDODM1 is engineered to bind to the cytosine-uracil-guanine (CUG) repeat expansion present in the DMPK mRNA of DM1 patients, thus reducing the ability of these trinucleotide repeats to sequester MBNL1, a critical transcription factor. The liberation of MBNL1 in turn leads to the correction of downstream mis-splicing events that are evident in DM1, and thus this approach – which is not designed to knock down DPMK – has the potential to directly address the underlying genetic defect central to this disease. Treatment with PGN-EDODM1 resulted in the robust correction of mis-splicing in preclinical models with both long and short CTG repeats, including in the HSALR mouse model, where complete reversal of myotonia was also observed following a single dose. Furthermore, the oligonucleotide concentrations that were observed to be pharmacologically active in this mouse model of DM1 were found to be comparable to the tissue concentrations of oligonucleotide in human muscle observed in our clinical trial of PGN-EDO51. We anticipate opening our Phase 1 FREEDOM-DM1 study, a randomized, double-blind, placebo-controlled single ascending dose (SAD) study of PGN-EDODM1 in DM1 patients in the first half of 2023, with functional assessments, correction of mis-splicing and safety data anticipated in 2024. Based on data obtained in our Phase 1 HV study of PGN-EDO51, we believe that PGN-EDODM1 has the potential to achieve tissue concentrations in people living with DM1 that could lead to clinically meaningful outcomes.

In addition to these lead candidates, we are developing EDO therapeutics for further DMD exon skipping populations, including exon 53-, 45- and exon 44-skipping amenable patients, and have observed robust exon skipping levels in NHP for our PGN-EDO53 program, and in wild-type human cells for our PGN-EDO45 and PGN-EDO44 programs. We have also initiated research efforts for additional indications, including neuromuscular diseases and neurologic disorders, and from this pipeline of candidates for DMD and other diseases we anticipate advancing one or more additional programs into CTA and/or IND-enabling studies in 2024.

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

We have incurred operating losses in each year since our inception. Our net losses were $16.3 million and $18.2 million for the three-months ended March 31, 2023 and March 31, 2022, respectively. As of March 31, 2023, we had cash and cash equivalents of $165.4 million. As of March 31, 2023, we had an accumulated deficit of $119.2 million. We expect our expenses and operating losses will continue to increase as we conduct our ongoing preclinical studies and current and planned clinical trials, continue our research and development activities, utilize third parties to manufacture our product candidates and related raw materials, hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with an exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs. In addition, we have several development, regulatory and commercial milestone payment obligations under our licensing arrangements. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies and current and planned clinical trials and our expenditures on other research and development activities.

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

The following table summarizes our research and development expenses for the three-months ended March 31, 2023 and March 31, 2022, respectively. The direct external development program expenses reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Our internal resources, personnel and infrastructure are not directly tied to any one research or drug discovery program and are typically deployed across multiple programs. As such, we do not track internal expenses on a program-specific basis.

	Three Months Ended March 31,
	2023	2022
External expenses:
PGN-EDO51	$3,177	$5,410
PGN-EDODM1	3,496	1,422
PGN-EDO53	19	823
Other programs and unallocated expenses	1,785	146
Total external expense	$8,477	$7,801
Internal expenses:
Personnel-related (including stock-based compensation)	3,576	1,941
Other	2,307	965
Total research and development expenses	$14,360	$10,707

We plan to continue to increase our research and development expenses in 2023 as we conduct our parallel CONNECT1-EDO51 and CONNECT2-EDO51 Phase 2 clinical trials for PGN-EDO51, conduct our FREEDOM-DM1 Phase 1 clinical trial for PGN-EDODM1, continue to conduct our ongoing research and development activities, and advance our preclinical research programs toward clinical development, including conducting IND- and CTA-enabling studies. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving marketing approval for any of our product candidates.

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

Other Income (Expense), Net

Interest income

Interest income consists of interest earned on our cash deposits and US Treasury-backed money market funds.

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

Income Taxes

We have not recorded a U.S. provision for federal or state income taxes as we have no revenue and have incurred losses since inception. During the three-months ended March 31, 2023 and 2022, we recorded nil and $4.4 million, respectively, in taxes associated with the transfer of our intellectual property assets from our wholly owned subsidiary, PepGen Limited, to the parent company, PepGen Inc.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and March 31, 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and March 31, 2022 (in thousands):

	Three Months Ended March 31,		Period-to-
	2023	2022	Period Change
Operating expenses:
Research and development	$14,360	$10,707	$3,653
General and administrative	3,671	3,186	485
Total operating expenses	$18,031	$13,893	$4,138
Operating loss	$(18,031)	$(13,893)	$(4,138)
Other income (expense), net
Interest income	1,792	9	1,783
Other income (expense), net	(80)	58	(138)
Total other income (expense), net	$1,712	$67	$1,645
Net loss before income tax	$(16,319)	$(13,826)	$(2,493)
Income tax expense	—	(4,420)	$4,420
Net loss	$(16,319)	$(18,246)	$1,927

Research and Development Expenses

Research and development expenses increased by $3.7 million from $10.7 million for the three months ended March 31, 2022, to $14.4 million for the three months ended March 31, 2023. This increase was attributable to spend related to the advancement of our clinical programs, including a $0.6 million increase in clinical costs, a $1.6 million increase in personnel-related costs due to increased headcount, including an increase of $0.3 million in stock-based compensation expense, and a $1.1 million increase in facility and office related expenses related to rent expense on our Harrison Lease.

General and Administrative Expenses

General and administrative expenses increased by $0.5 million from $3.2 million for the three months ended March 31, 2022, to $3.7 million for the three months ended March 31, 2023. The increase was primarily driven by an increase of $0.5 million in personnel-related costs due to increased headcount, including $0.2 million in stock-based compensation expense, and an increase of $0.3 million in facility and office related expenses related to rent expense on our Harrison Lease.

Other Income (Expense), Net

Other income (expense), net was income of $1.8 million for the three months ended March 31, 2023 compared to income of $0.1 million for the three months ended March 31, 2022. The increase was primarily driven by interest earned through our cash deposits and US Treasury-backed money market funds.

Income Tax Expense

Income tax expense decreased by $4.4 million from $4.4 million for the three months ended March 31, 2022, to nil for the three months ended March 31, 2023 due to the transfer of all intellectual property assets from PepGen Limited to the parent company, PepGen Inc., pursuant to an asset transfer agreement, effective January 1, 2022. The transfer of the intellectual property assets resulted in a tax liability to His Majesty’s Revenue & Customs of $4.4 million.

Liquidity and Capital Resources

Sources of Liquidity

From our inception in January 2018 through March 31, 2023, we have funded our operations primarily through the sale of our common stock and convertible preferred stock. We have received aggregate gross proceeds of $163.9 million from these sales. Additionally, we received gross proceeds from our IPO of $108.0 million, and $14.9 million when the underwriters partially exercised their option to purchase 1,350,000 additional shares of common stock.

Future Funding Requirements

As of March 31, 2023 we had cash and cash equivalents in the amount of $165.4 million. Based on our current operating plans, we believe that our existing cash and cash equivalents will be sufficient to fund our operations into early 2025. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for the three months ended March 31, 2023 and March 31, 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(15,422)	$(12,272)
Investing activities	(1,181)	(1,614)
Financing activities	130	(18)
Effect of exchange rate changes on cash	124	(137)
Net decrease in cash, cash equivalents and restricted cash	$(16,349)	$(14,041)

Operating Activities

For the three months ended March 31, 2023, net cash used in operating activities was $15.4 million resulting from our net loss of $16.3 million partially offset by cash provided by changes in our operating assets and liabilities of $0.6 million and non-cash charges of $1.5 million. The net changes in our operating assets and liabilities were primarily due to an increase in prepaids and other assets of $1.3 million, and a decrease in operating lease liabilities of $2.0 million. The non-cash charges included $1.3 million of stock-based compensation, $0.2 million of depreciation expense, and an immaterial amount of amortization and interest accretion on our operating lease.

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

Investing Activities

Net cash used in investing activities was $1.2 million during the three months ended March 31, 2023 as compared to $1.6 million during the three months ended March 31, 2022. Cash used for investing activities was related to the purchase of property and equipment, primarily associated with building lab space at our new Boston headquarters.

Financing Activities

Net cash provided by financing activities was immaterial during the three months ended March 31, 2023 and March 31, 2022.

Critical Accounting Polices and Estimates

There have been no material changes to our critical accounting policies and estimates from those described in our financial statements and the related notes and other financial information included in our Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of March 31, 2023, we had $165.4 million in cash and cash equivalents, consisting of cash in a readily available checking account and U.S. treasury-backed money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term maturities of our investments, we believe a hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would not have had a material impact on our financial results.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and money market accounts. As of March 31, 2023, the Company’s cash and money market accounts were held by four financial institutions in the U.S. and one financial institution in the U.K. At times, the Company’s deposits held in the U.S. and U.K. may exceed the respective insured limits of the Federal Depository Insurance Corporation and Financial Services Compensation Scheme.

Foreign Currency Exchange Risk

We are exposed to foreign exchange rate risk. Our headquarters is located in the United States, where the majority of our general and administrative expenses and research and development costs are incurred in U.S. dollars. A portion of our research and development and personnel costs are incurred by our subsidiary in the United Kingdom, where we engage in transactions and whose functional currency is the British Pound. While we are subject to fluctuations in foreign currency rates in connection with these arrangements, to date, these fluctuations have not been significant. As of March 31, 2023, the Company held approximately $0.4 million in cash denominated in British Pounds. Based on our expected volumes with these vendors and employees in fiscal year 2022, a movement of 10% in the exchange rates would not have a material effect on our results of operations or financial condition.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business in accordance with the Exchange Act.

Changes in Internal Control over Financial Reporting

We are also required to maintain internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be a party to litigation or subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. As of March 31, 2023, we were not a party to any material legal proceedings.

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

Since inception, we have incurred significant operating losses. Our net losses were $16.3 million and $18.2 million for the three-months ended March 31, 2023 and March 31, 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $119.2 million. To date, we have financed our operations primarily with the proceeds raised from the sale of our convertible preferred stock in private placements and common stock in our initial public offering. We have devoted substantially all of our financial resources and efforts to research and development activities, business planning, establishing and maintaining our intellectual property portfolio, acquiring and developing product and technology rights, hiring personnel, leasing premises and associated capital expenditures, raising capital, and providing general and administrative support for these operations. We are still in the early stages of development of our programs and have only advanced one product candidate into clinical development. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

As of March 31, 2023, we had cash and cash equivalents of $165.4 million. In July 2021, we raised aggregate gross proceeds of $21.0 million from the final milestone closing of our Series A-2 convertible preferred stock and, additionally, in July 2021, we raised aggregate gross proceeds of $112.5 million from the private placement of our Series B convertible preferred stock. In addition, in May 2022, we raised aggregate gross proceeds of $122.9 million from our IPO.

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

In addition, disruptions caused by the ongoing COVID-19 pandemic, or any future pandemics, may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials.

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

We engage a number of third-party suppliers and service providers to supply critical goods and services, such as contract research services, contract manufacturing services and IT services. Disruptions to the business, financial stability or operations of these suppliers and service providers, including due to strikes, labor disputes or other disruptions to the workforce, for instance, if, as a result of the COVID-19 pandemic or a similar pandemic or health epidemic, employees are not able to come to work, or to their willingness and ability to produce or deliver such products or provide such services in a manner that satisfies the requirements put forth by the authorities, or in a manner that satisfies our own requirements, could affect our ability to develop and market our future product candidates on a timely basis. If these suppliers and service providers were unable or unwilling to continue to provide their products or services in the manner expected, or at all, we could encounter difficulty finding alternative suppliers. Even if we are able to secure appropriate alternative suppliers in a timely manner, costs for such products or services could increase significantly. Any of these events could adversely affect our results of operations and our business.

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

Although we completed a Phase 1 clinical trial for our lead product candidate, we have not conducted any additional clinical trials, have limited experience as a company in preparing, submitting and prosecuting regulatory filings. In addition, we have had limited interactions with the FDA, the EMA and comparable foreign regulatory authorities and cannot be certain how many clinical trials of PGN-EDO51, PGN-EDODM1, PGN-EDO53, PGN-EDO45, PGN-EDO44 or any other product candidates will be required or how such trials should be designed. For example, the FDA has approved at least four drugs based on their minimal dystrophin production, and it is our belief that we may be able to pursue an accelerated approval pathway for PGN-EDO51 on that same basis. The FDA has provided feedback on both of our clinical programs, and we are addressing their feedback in our clinical trial designs to support the potential for accelerated approval. We may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our current or planned clinical trials, could prevent us from or delay us in submitting NDAs for and commercializing our product candidates.

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

In order to market and sell our product candidates in the European Union and many other foreign jurisdictions, we or our collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or these third parties may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by the EMA or regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. Furthermore, since the withdrawal of the United Kingdom from the European Union, a separate authorization is needed to market medicinal products in Great Britain. We may not be able to file for marketing approvals and may not receive the necessary approvals to commercialize our medicines in any jurisdiction, which would materially impair our ability to generate revenue.

Any delay in obtaining, or an inability to obtain, any marketing approvals would prevent us from commercializing any product candidates in the United Kingdom and/or the European Union and/or other foreign jurisdictions, and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or the European Union and/or other foreign jurisdictions for our product candidates, which could significantly and materially harm our business.

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

We may in the future seek accelerated approval, where applicable, under the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition, generally provides a meaningful advantage over available therapies, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of accelerated approval, the FDA likely would require that we perform adequate and well-controlled post-marketing clinical trials to confirm the product’s clinical benefit. These confirmatory trials must be completed with due diligence. Under the Food and Drug Omnibus Reform Act of 2022 (“FDORA”), the FDA is permitted to require, as appropriate, that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date of accelerated approval was granted. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. If we receive positive results from our Phase 2 trials for PGN-EDO51 that show an acceptable safety and tolerability profile; a clinically meaningful increase in dystrophin levels, a surrogate endpoint, in the biceps of DMD patients; and robust exon skipping levels in the same tissue, we intend to pursue this accelerated approval pathway subject to discussions with the FDA. However, our anticipated Phase 2a clinical trial may fail to produce such data, and we may be unable to pursue the accelerated approval pathway as planned. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Thus, even if we seek to utilize the accelerated approval pathway, we may not be able to obtain accelerated approval and, even if we do, we may not experience a faster development, regulatory review or approval process for that product. In addition, receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to a full approval.

In the European Union, under the centralized procedure, the European Medicines Agency’s Committee for Medicinal Products for Human Use may perform an accelerated assessment of a marketing authorization application. Applicants requesting an accelerated assessment procedure must justify that the product candidate is expected to be of major public health interest, particularly from the point of view of therapeutic innovation. Prior to seeking accelerated approval for any of our product candidates, we intend to seek feedback from the FDA or similar foreign regulatory authorities and will otherwise evaluate our ability to seek and receive accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA or similar application for accelerated approval or any other form of expedited development or review. Similarly, there can be no assurance that after subsequent FDA or similar foreign regulatory authorities feedback we will continue to pursue or apply for accelerated approval or any other form of expedited development or review, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or other expedited development or review for our product candidates, there can be no assurance that such submission or application will be accepted or that any expedited development or review will be granted on a timely basis, or at all. The FDA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development or review for our product candidate would result in a longer time period to commercialization of such product candidate, if any, could increase the cost of development of such product candidate, and could harm our competitive position in the marketplace.

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

During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Our relationships with healthcare providers, physicians and third-party payors will be subject to applicable anti-kickback, fraud and abuse, and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates that we develop for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute our medicines for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal False Claims Act and Physician Payments Sunshine Act and regulations. For more information,, see “Business – Healthcare Regulation – Other Healthcare Laws” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Additionally, we are subject to state and foreign equivalents of each of these healthcare laws and regulations, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the federal Anti-Kickback Statute and False Claims Act, and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales representatives.

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

Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies such as gene therapy and therapies addressing rare diseases such as those we are developing. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we, or any collaborators, may receive for any approved products. For more information, see“Business – Healthcare Regulation – Healthcare Reform and Legislative Updates” in our Annual Report on Form 10-K for the year ended December 31, 2022.

There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. The Inflation Reduction Act of 2022, or IRA includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The effects of the IRA on our business and the healthcare industry in general is not yet known.

In addition, President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. In February 2023, HHS also issued a proposal in response to an October 2022 executive order from President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•
the demand for our product candidates, if we obtain regulatory approval;
•
our ability to set a price that we believe is fair for our products, if licensed;
•
our ability to generate revenue and achieve or maintain profitability;

•
the level of taxes that we are required to pay; and
•
the availability of capital.

We expect that other healthcare reform measures may be adopted in the future, which may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement, and new payment methodologies. This could lower the price that we receive for our products. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability or commercialize our products. It is not clear how other future potential changes to the ACA will change the reimbursement model and market outlook for our current and future product candidates.

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

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of personal information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer or other processing of personal data, including personal health data, of individuals in the European Economic Area (EEA), is subject to the EU General Data Protection Regulation (“EU GDPR”), as well as national data protection laws in effect in the member states of the EEA, and similar processing of personal data regarding individuals in the United Kingdom (UK) is governed by the UK General Data Protection Regulation (“UK GDPR”) and the UK Data Protection Act 2018. In this document, “GDPR” refers to both the EU GDPR and the UK GDPR, unless specified otherwise. The UK GDPR is currently largely in line with the EU GDPR, but the data protection regimes may diverge more in the future. The GDPR imposes stringent requirements on companies that process personal data, including requirements relating to processing health-related and other sensitive data, obtaining consent of the individuals to whom the personal data relates, establishing a legal basis for processing, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data that requires the adoption of administrative, physical and technical safeguards to protect such information, providing notification of data breaches to appropriate data protection authorities or data subjects, establishing means for data subjects to exercise rights in relation to their personal data and taking certain measures when engaging third-party processors. The GDPR's definition of personal data includes coded data and it imposes rules relating to informed consent practices and for clinical trials and notices for clinical trial subjects and investigators. Failure to comply with the requirements of the GDPR may result in warning letters, mandatory audits, orders to cease/change the use of data, and financial penalties, including fines, which can be up to 4% of global revenues or €20 million (£17.5 million for the UK), whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.

Among other requirements, the GDPR includes restrictions on cross-border transfers of personal data subject to the GDPR to countries outside the EEA/UK that have not been found to provide adequate protection to such personal data (“third countries”), including the United States, unless a valid GDPR transfer mechanism (for example, the European Commission approved Standard Contractual Clauses (“SCCs”) and the UK International Data Transfer Agreement/Addendum (“UK IDTA”)) has been put in place. Where relying on the SCCs /UK IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal data. The international transfer obligations under the EEA/UK data protection regimes will require significant effort and cost, and may result in us needing to make strategic considerations around where EEA/UK personal data is transferred and which service providers we can utilize for the processing of EEA/UK personal data. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. Switzerland has also adopted similar restrictions on transfer of personal data outside of its borders. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has adopted an (“adequacy decision”) in favor of the United Kingdom, a decision recognizing the UK as providing adequate protection under the EU GDPR and enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision and remains under review by the Commission during this period. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The UK Government has also now introduced a Data Protection and Digital Information Bill (“UK Bill”) into the UK legislative process. The aim of the UK Bill is to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EEA data protection regime and threaten the UK Adequacy Decision from the European Commission. This may lead to additional compliance costs and could increase our overall risk. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties.

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

Given the breadth and depth of changes in data protection obligations, preparing for and complying with the GDPR and similar laws’ requirements are rigorous and time intensive and require significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data. The GDPR, and other laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition or results of operations.

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

Accordingly, if any of our product candidates is approved, competitors could file ANDAs for generic versions of these products or 505(b)(2) NDAs that reference our product candidates. If there are patents listed for our product candidates in the Orange Book, any ANDA and 505(b)(2) NDA applicants would be required to include a certification as to each listed patent indicating whether the ANDA applicant does or does not intend to challenge the patent. FDORA also requires that the FDA consider therapeutic equivalence determinations for certain Section 505(b)(2) drugs that are pharmaceutical equivalents to listed drugs relied upon in an application either at the time of approval or up to 180 days post-approval, upon request of the sponsor. These therapeutic equivalence determinations could have an adverse effect on our business. Because we remain early in the research and preclinical development of our product candidates, we cannot predict which, if any, patents in our current portfolio or patents we may obtain in the future will be eligible for listing in the Orange Book, how any generic competitor would address such patents, whether we would sue on any such patents or the outcome of any such suit.

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

We expect to face competition from existing products and product candidates in development for each of our programs. Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC. People with DMD also use prednisone or prednisolone off-label. In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (Eteplirsen), VYONDYS 53 (Golodirsen) and AMONDYS 45 (Casimersen), which are naked phosphorodiamidate morpholino oligonucleotides, or PMOs, approved for the treatment of DMD patients amenable to exon 51, exon 53 and exon 45 skipping, respectively, and are marketed by Sarepta, VILTEPSO (Viltolarsen), a naked PMO approved for the treatment of DMD patients amenable to exon 53 skipping, which is marketed in the United States by NS Pharma. Companies focused on developing treatments for DMD that target dystrophin, as our DMD program does, include Sarepta with SRP-5051, a peptide-linked PMO currently being evaluated in a Phase 2 clinical trial for patients amenable to exon 51 skipping, Dyne with DYNE-251, an antibody fragment-conjugated PMO that targets exon 51 skipping and is currently in clinical development, BioMarin Pharmaceutical Inc. with BMN-351, a phosphorothioate oligonucleotide that targets exon 51 skipping and is currently in preclinical development, Wave Life Sciences Ltd. with WVE-N531, a stereopure oligonucleotide in Phase 1/2 clinical development for patients amenable to exon 53 skipping, Daiichi Sankyo with DS-5141b, an exon skipping approach for exon 45 in clinical development, PTC with ataluren, a small molecule targeting nonsense mutations in a Phase 3 clinical trial, Nippon Shinyaku with NS-089/NCNP-02, an oligonucleotide that targets exon 44 skipping that is currently in clinical development, Avidity Biosciences, Inc., which is in clinical development with AOC 1044, an antibody oligonucleotide conjugate that targets exon 44 skipping, and in preclinical development with programs targeting exon 45 skipping and undisclosed other DMD programs, and Entrada Therapeutics, Inc., which is in preclinical development with ENTR-601-44, a peptide oligonucleotide conjugate that targets exon 44 skipping and with a clinical hold placed on its investigational new drug application (IND) by the FDA prior to dosing of the first healthy volunteer. In addition, several companies are developing gene therapies to treat DMD, including

Pfizer Inc. (PF-06939926), which is currently being assessed in a Phase 3 clinical trial, Sarepta (SRP-9001 and Galgt2 gene therapy program), the former of which is currently being assessed in a Phase 3 clinical trial and for which a BLA has recently been submitted with a request for accelerated approval, Solid Biosciences Inc. (SGT-003), currently in preclinical development and REGENXBIO Inc (RGX-202), currently in clinical development. Gene editing treatments that are in preclinical development are also being pursued by Vertex, Sarepta and Eli Lilly. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD, including Edgewise Therapeutics with EDG-5506, a muscle stabilizer that is currently in clinical development.

There are currently no approved therapies to treat the underlying cause of DM1. Product candidates currently in development to treat DM1 include: tideglusib, a GSK3-ß inhibitor in late-stage clinical development by AMO Pharma Ltd. for the congenital phenotype of DM1; AOC 1001, an antibody linked siRNA in Phase 1/2 clinical development by Avidity Biosciences, Inc.; DYNE-101, an antibody conjugated antisense oligonucleotide in clinical development by Dyne; a microRNA small molecule approach by Arthex Biotech; gene editing treatments in preclinical development by Vertex; an artificial site-specific RNA endonuclease gene therapy being developed by Enzerna Biosciences; an RNA-targeting gene therapy in preclinical development by Locana; an approach by Design Therapeutics to prevent formation of CUG hairpins; an approach utilizing the interaction of small molecules with RNA in preclinical development by Expansion Therapeutics; ENTR-701, a peptide-conjugated PMO in preclinical development by Entrada Therapeutics in collaboration with Vertex; and therapeutics based on biomolecular condensate biology in preclinical development by Dewpoint Therapeutics.

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

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. For more information, see “Business – Healthcare Regulation – Coverage and Reimbursement” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in the European Union, the United Kingdom, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as our product candidates. In many countries, particularly the countries of the European Union, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay or might even prevent our commercial launch of the product, possibly for lengthy periods of time. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In general, the prices of products under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for product candidates. Accordingly, in markets outside the United States, the reimbursement for our product candidates may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits.

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

As of March 31, 2023, we had 49 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs and, if any product candidate receives marketing approval, sales, marketing, distribution and coverage and reimbursement capabilities. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC, may be unable to access undrawn amounts thereunder. Although we are not a borrower or party to any such instruments with SVB, Signature or any other financial institution currently in receivership, if we were to borrow money in the future and if any of our lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay or perform their obligations to us or to enter into new commercial arrangements requiring additional payments to us or additional funding could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry, including for example in the case of First Republic Bank, whose assets were seized by California regulators and put into FDIC receivership on May 1, 2023 and then sold to JP Morgan Chase, and Credit Suisse, which is being acquired by UBS Group AG following the intervention during March 2023 by Swiss regulatory authorities. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

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

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our ioperating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity, our current and/or planned business operations, and our current or projected financial condition and results of operations.

The ongoing COVID-19 pandemic, or a similar pandemic, epidemic or outbreak of an infectious or highly contagious disease, may materially and adversely affect our business and financial results and could cause a disruption in the development of our product candidates.

Public health crises such as pandemics, including the COVID-19 pandemic, or similar outbreaks could adversely impact our business. For example, un connection with COVID-19, we and our CDMOs and CROs have in the past experienced a reduction in the capacity to undertake research-scale production and to execute some preclinical studies, and we may face future similar disruptions that affect our ability to initiate and complete preclinical studies, and disruptions in procuring items that are essential for our research and development activities, such as raw materials used in the manufacture of any product candidates, laboratory supplies used in our preclinical and clinical studies, or animals that are used for preclinical testing for which there are shortages because of ongoing efforts to address COVID-19 or a future health pandemic. The ultimate extent to which COVID-19, or the future outbreak of other highly infectious or contagious diseases impacts our operations or those of our third-party partners, including our preclinical studies or clinical trial operations, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak, actions taken to contain the outbreak or mitigate its impact, and the direct and indirect economic effects of the outbreak and containment measures, among others

Risks Related to Ownership of Our Common Stock

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

The sale of a significant number of shares of our common stock, or the perception that such sales could occur, could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

In addition, holders of an aggregate of 8,778,170 shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also filed a registration statement on Form S-8 to register all of the shares of common stock that we are able to issue under our equity compensation plans. Shares registered under these registration statements on Form S-8 can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates, vesting arrangements, exercise of options and any contractual restrictions that may apply to such shares.

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

Use of Proceeds from our Public Offering of Common Stock

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

There has been no material change in the planned use of IPO proceeds from that described in our final Prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on May 9, 2022.

Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

Exhibit Number	Description
3.1*	Third Amended and Restated Certificate of Incorporation of the Company
3.2*	Certificate of Correction to Third Amended and Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on November 7, 2022
3.3*	Amended and Restated By-laws of the Company
4.1*	Amended and Restated Investors' Rights Agreement, dated July 30, 2021, among the Registrant and certain of its stockholders.
4.2*	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-264335).
10.1	First Lease amendment, dated January 14, 2021, between B9 LS Harrison & Washington LLC and the Company
10.2	Lease amendment, dated March 29, 2023, between B9 LS Harrison & Washington LLC and the Company
10.3	Non-Employee Director Compensation Policy, as amended on April 28, 2023
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002..
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

PEPGEN INC.

Date: May 11, 2023	By:	/s/ James McArthur
James McArthur
Chief Executive Officer

Date: May 11, 2023	By:	/s/ Noel Donnelly
Noel Donnelly
Chief Financial Officer