Form 10-Q
period 2023-06-30
PepGen Inc.
filed 2023-08-08
CIK 1835597

4

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number: 001-41374

PEPGEN INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-3819886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
321 Harrison Ave. 8th Floor Boston, Massachusetts	02118
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 797-0979

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	PEPG	Nasdaq Global Select Market

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

As of August 1, 2023, the registrant had 23,813,547 of common stock, $0.0001 par value per share, outstanding.

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
•
the effects of the COVID-19 pandemic, or any future pandemics, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to our preclinical studies and clinical trials and any future studies or trials; and
•
other risks and uncertainties, including those listed under the caption “Risk Factors.”

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
•
We are early in our development efforts. We have only advanced one product candidate into clinical development, and as a result it will be years before we commercialize a product candidate, if ever. If we are unable to advance our product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed.
•
Our business is highly dependent on the clinical advancement of our programs and modalities and is especially dependent on the success of our lead product candidates, PGN-EDO51 and PGN-EDODM1. Delay or failure to advance programs or modalities, including PGN-EDO51 and PGN-EDODM1 could adversely impact our business.
•
The U.S. Food and Drug Administration (FDA) has placed the investigational new drug application for our planned Phase 1 FREEDOM-EDODM1 clinical trial on clinical hold. Our response to the FDA may be delayed or not satisfactory to the FDA, the clinical hold may not be lifted on a timely basis, or at all, and we may not be able to initiate our clinical trial of PGN-EDODM1.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PEPGEN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	June 30, 2023 (unaudited)	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$147,027	$181,752
Prepaid expenses and other current assets	3,351	4,331
Total current assets	$150,378	$186,083
Property and equipment, net	$5,251	$3,335
Operating lease right-of-use asset	24,754	26,549
Other assets	1,702	1,473
Total assets	$182,085	$217,440
Liabilities, convertible preferred stock, and stockholders’ equity
Current liabilities:
Accounts payable	$1,815	$1,362
Accrued expenses	11,629	11,913
Operating lease liability	3,492	5,553
Total current liabilities	$16,936	$18,828
Operating lease liability, net of current portion	17,865	18,981
Total liabilities	$34,801	$37,809
Commitments and contingencies (Note 8)
Convertible preferred stock	$—	$—
Stockholders’ equity (deficit)
Common stock	$2	$2
Additional paid-in capital	285,966	282,566
Accumulated other comprehensive (loss) income	13	(81)
Accumulated deficit	(138,697)	(102,856)
Total stockholders’ equity	$147,284	$179,631
Total liabilities, convertible preferred stock, and stockholders’ equity	$182,085	$217,440

See accompanying notes to condensed consolidated financial statements.

PEPGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$16,926	$14,240	$31,286	$24,947
General and administrative	4,218	3,401	7,889	6,587
Total operating expenses	$21,144	$17,641	$39,175	$31,534
Operating loss	$(21,144)	$(17,641)	$(39,175)	$(31,534)
Other income (expense)
Interest income	1,684	250	3,476	259
Other income (expense), net	(62)	76	(142)	134
Total other income, net	1,622	326	3,334	393
Net loss before income tax	$(19,522)	$(17,315)	$(35,841)	$(31,141)
Income tax expense	—	—	—	(4,420)
Net loss	$(19,522)	$(17,315)	$(35,841)	$(35,561)
Net loss per share, basic and diluted	$(0.82)	$(1.23)	$(1.51)	$(4.70)
Weighted-average common shares outstanding, basic and diluted	23,790,430	14,090,455	23,776,448	7,563,283

See accompanying notes to condensed consolidated financial statements.

PEPGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(19,522)	$(17,315)	$(35,841)	$(35,561)
Cumulative translation adjustment arising during the period	41	(42)	94	(116)
Comprehensive loss	$(19,481)	$(17,357)	$(35,747)	$(35,677)

See accompanying notes to condensed consolidated financial statements.

PEPGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	Series A-1 Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Series B Convertible Preferred Stock		Class A Common Stock		Additional Paid-in	Accumulated Other Comprehensive (Loss)	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance as of December 31, 2022	—	$—	—	$—	—	$—	23,713,196	$2	$282,566	$(81)	$(102,856)	$179,631
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,348	—	—	1,348
Exercise of Stock Options							68,709	—	130	—	—	130
Net loss	—	—	—	—	—	—	—	—		—	(16,319)	(16,319)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	53	—	53
Balance as of March 31, 2023	—	—	—	—	—	—	23,781,905	2	284,044	(28)	(119,175)	164,843
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,837	—	—	1,837
Exercise of Stock Options	—	—	—	—	—	—	31,642	—	85	—	—	85
Net loss	—	—	—	—	—	—	—	—	—	—	(19,522)	(19,522)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	41	—	41
Balance as of June 30, 2023	—	$—	—	$—	—	$—	23,813,547	$2	$285,966	$13	$(138,697)	$147,284

Balance as of December 31, 2021	1,372,970	$8,454	3,939,069	$44,639	7,234,766	$112,083	963,588	$—	$1,653	$17	$(33,752)	(32,082)
Stock-based compensation expense	—	—	—	—	—	—	—	—	815	—	—	815
Net loss	—	—	—	—	—	—	—	—	—	—	(18,246)	(18,246)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(74)	—	(74)
Balance as of March 31, 2022	1,372,970	8,454	3,939,069	44,639	7,234,766	112,083	963,588	—	2,468	(57)	(51,998)	(49,587)
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,228	—	—	1,228
Issuance of Series A-2 stock upon exercise of warrants	—	—	35,529	574	—	—	—	—	—	—	—	—
Conversion of convertible preferred stock upon initial public offering	(1,372,970)	(8,454)	(3,974,598)	(45,213)	(7,234,766)	(112,083)	12,359,856	1	165,751	—	—	165,752
Issuance of Common Stock upon initial public offering, net of underwriters' fees and issuance of costs of $12,684	—	—	—	—	—	—	10,238,951	1	110,182	—	—	110,183
Net loss	—	—	—	—	—	—	—	—	—	—	(17,315)	(17,315)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(42)	—	(42)
Balance as of June 30, 2022	—	$—	—	$—	—	$—	23,562,395	$2	$279,629	$(99)	$(69,313)	$210,219

See accompanying notes to condensed consolidated financial statements.

PEPGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(35,841)	$(35,561)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	481	205
Stock-based compensation expense	3,185	2,043
Amortization and interest accretion related to operating lease	(117)	—
Change in fair value of preferred stock warrant liability	—	(58)
Changes in operating assets and liabilities:
Other receivables	—	26
Prepaids and other current and non-current assets	609	(926)
Accounts payable	302	1,434
Accrued expenses and other non-current liabilities	(451)	7,926
Operating lease liabilities, current and non-current	(1,265)	—
Net cash used in operating activities	$(33,097)	$(24,911)
Cash flows from investing activities:
Purchases of property and equipment	(2,190)	(2,223)
Net cash used in investing activities	(2,190)	(2,223)
Cash flows from financing activities:
Issuance of common stock upon initial public offering, net of underwriters' fees	—	114,267
Payment of offering costs	104	(1,277)
Proceeds from the exercise of Series A-2 warrants	—	406
Proceeds from employee equity plans	215	—
Net cash provided by financing activities	$319	$113,396
Effect of exchange rate changes on cash	318	(340)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(34,650)	$85,922
Cash, cash equivalents and restricted cash at beginning of period	183,225	134,368
Cash, cash equivalents and restricted cash at end of period	$148,575	$220,290
Components of cash, cash equivalents and restricted cash
Cash and cash equivalents	$147,027	$218,817
Restricted cash	1,548	1,473
Total cash, cash equivalents and restricted cash at end of period	$148,575	$220,290
Supplemental noncash investing and financing activities
Property and equipment included in accounts payable and accrued expenses	$208	$244
Deferred offering costs in accounts payable and accrued expenses	42	1,420

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

Immediately prior to consummation of the IPO, all 12,546,805 outstanding shares of the Company’s redeemable convertible preferred stock, and 35,529 preferred stock warrants that were exercised on May 4, 2022 (see Note 3), converted into 12,359,856 shares of the Company’s common stock. As a result of this conversion, the Company's net loss per share for fiscal periods in 2022, basic and diluted, will be significantly different from later filings.

Liquidity and Capital Resources

Since inception, the Company has not generated any revenue from product sales or other sources and has incurred significant operating losses and negative cash flows from operations. The Company’s primary uses of cash and cash equivalents to date have been to fund research and development activities, business planning, establishing and maintaining the Company’s intellectual property portfolio, hiring personnel, leasing premises and associated capital expenditures, raising capital, and providing general and administrative support for these operations. As of June 30, 2023, the Company had an accumulated deficit of $138.7 million. To date, the Company has funded operations primarily through private placements of convertible preferred stock and its IPO. As of June 30, 2023, the Company had cash and cash equivalents of $147.0 million. Based on its current operating plans, the Company believes that its cash and cash equivalents as of June 30, 2023, will be sufficient to fund its currently planned operations for at least the next 12 months from the filing of these condensed consolidated financial statements.

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

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with generally accepted accounting principles in the United States of America (GAAP). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB). The condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of June 30, 2023, and results of operations for the interim periods ended June 30, 2023 and June 30, 2022.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and money market accounts. As of June 30, 2023, the Company’s cash and money market accounts were held by four financial institutions in the U.S. and one financial institution in the U.K. At times, the Company’s deposits held in the U.S. and U.K. may exceed the respective insured limits of the Federal Depository Insurance Corporation and Financial Services Compensation Scheme.

Deferred Offering Costs

The Company capitalizes within other long-term assets certain legal, accounting, and other third- party fees that are directly related to the Company’s in-process equity financings, until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds received as a result of the offering. Should a planned equity financing be abandoned, terminated, or significantly delayed, the deferred offering costs are immediately written off to operating expenses. Subsequent to the completion of the IPO in May 2022, deferred offering costs totaling $4.1 million were recorded within stockholders’ equity (deficit) as a reduction of additional paid-in-capital generated from the initial public offering. As of June 30, 2023, deferred offering costs of $0.2 million were recorded within other assets on the consolidated balance sheets related to the Company's Registration Statement on Form S-3 filed with the SEC on June 2, 2023.

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

Restricted Cash

The Company classifies all cash whose use is limited by contractual provisions as restricted cash. Restricted cash arises from the requirement for the Company to maintain cash of $1.5 million as collateral under a lease agreement. As of June 30, 2023 and December 31, 2022, the Company had $1.5 million of restricted cash classified in other assets on the consolidated balance sheets.

3. Fair Value Measurements

The following tables (in thousands) present information about the Company’s financial assets that have been measured at fair value as of June 30, 2023 and December 31, 2022, and indicate the fair value of the hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	As of June 30, 2023
	Total	Level 1	Level 2	Level 3
US Treasury-backed money market funds	$136,620	$136,620	$—	$—
Total	$136,620	$136,620	$—	$—

	As of December 31, 2022
	Total	Level 1	Level 2	Level 3
US Treasury-backed money market funds	$18,645	$18,645	$—	$—
Total	$18,645	$18,645	$—	$—

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

Immediately prior to consummation of the IPO, all 35,529 preferred stock warrants that were exercised on May 4, 2022, converted into 34,901 shares of the Company’s common stock. As such, there is no activity during the three- or six-months ended June 30, 2023.

4. Property and Equipment, Net

The cost and accumulated depreciation of property and equipment were as follows (in thousands):

	June 30, 2023	December 31, 2022
Lab equipment	$4,810	$2,424
Computer and office equipment	1,158	171
Construction in process	154	1,129
Total property and equipment	6,122	3,724
Less: accumulated depreciation	(871)	(389)
Total property and equipment, net	$5,251	$3,335

Depreciation expense was $0.3 million and $0.1 million for the three months ended June 30, 2023 and June 30, 2022, respectively. Depreciation expense was $0.5 million and $0.2 million for the six months ended June 30, 2023 and June 30, 2022, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Research and development expenses	$5,960	$4,840
Employee-related expenses	1,150	2,440
Taxes payable	3,376	3,248
Other	1,143	1,385
Total accrued expenses	$11,629	$11,913

6. Leases

In December 2021, the Company entered into a non-cancellable operating lease agreement, as amended subsequently, or the Harrison Lease, pursuant to which the Company leases 31,668 square feet of office and laboratory space located in Boston, Massachusetts, or the Premises. The Harrison Lease commenced for accounting purposes when the Company gained access to the premises on December 29, 2022 or the Lease Commencement Date. The Harrison Lease has a term of nine years and four months from the lease commencement date. The Company’s obligation for the payment of base rent for the Premises begins in May 2023, and will be $0.2 million per month, increasing up to $0.3 million per month during the term of the Lease. The Company has one option to extend the term of the Harrison Lease, for a period of an additional five years. Due to the timing of the lease commencement date at the end of 2022, there was no fixed lease rent expense associated with the Harrison Lease in 2022. As of June 30, 2023, the Harrison Lease was the only lease for which the Company recorded a lease liability and corresponding right-of-use asset.

The landlord has completed and continues to complete significant leasehold improvements to the leased space, a portion of which the Company is obligated to pay per the terms of the Harrison Lease. The Company paid $2.0 million for the improvements prior to lease commencement. During the three months ended June 30, 2023, the Company paid nil for the improvements and $2.9 million during the six months ended June 30, 2023. The Company expects approximately $0.5 million in additional payments for the improvements. The Company has determined that the landlord is the accounting owner of the improvements, payments made and remaining expected payments by the Company for the improvements have been included in the calculation of the right-of-use asset and lease liability.

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

Summary of lease costs

The components of lease cost under ASC 842 for the leases were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fixed lease cost	$951	$—	$1,958	$—
Variable lease cost	277	—	437	—
Short-term lease cost	—	257	205	574
Total lease cost	$1,228	$257	$2,600	$574

Supplemental disclosure of cash flow information under ASC 842 for the leases follows (in thousands):

June 30, 2023
Operating cash payments for operating leases	$3,306

Cash payments for operating leases during the six months ended June 30, 2023 related to lease payments and landlord-owned improvements made to the office and lab space prior to the Company obtaining occupancy. These payments were recorded in the right-of-use asset at December 31, 2022.

The remaining lease term for the Harrison Lease is 8.9 years, and the discount rate is 8.0%.

Future minimum lease payments under the non-cancelable operating leases consisted of the following as of June 30, 2023:

Year Ending December 31,	(in thousands)
2023 (July - December)	$1,991
2024	3,019
2025	3,109
2026	3,202
2027	3,299
Thereafter	15,529
Total future minimum lease payments	$30,149
Less: imputed interest	(8,792)
Present value of lease liability	$21,357

Included in the consolidated balance sheet (in thousands)	June 30, 2023
Lease liability	$3,492
Lease liability, net of current portion	17,865
Total lease liability	$21,357

7. Related Party Transactions

Technology license agreement

In March 2018, the Company, Oxford University Innovation Limited (OUI), and the Medical Research Council of United Kingdom Research and Innovation, or MRC (or collectively the Licensors), entered into a license of technology agreement, or the License Agreement, which was subsequently amended in December 2018, November 2020, and further amended and restated in

February 2022. The Licensors and affiliates hold shares of the Company's common stock. The License Agreement provides the Company with an exclusive world-wide license to licensed data and technology owned by OUI and MRC in respect of cell penetrating peptides for treatment of Duchenne muscular dystrophy, spinal muscular atrophy, and other conditions. The License Agreement provides the Company with the rights to grant and authorize sublicenses to make, use, sell, and import products and otherwise exploit the patent rights.

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

The Company could be required to make milestone payments to the Licensors upon completion of certain patent and commercial milestones related to the patents and commercialization of certain of the Company’s product candidates. The aggregate potential milestone payments are $0.1 million. The Company also agreed to pay the Licensors low single digit royalties on net sales of any licensed products that are commercialized by the Company or sublicensees in excess of a threshold amount between £20 million and £30 million ($25.3 million and $37.9 million as of June 30, 2023), subject to certain adjustments. The term of the License Agreement continues until the later of (i) the date on which all the patents and patent applications covered thereunder have been abandoned or allowed to lapse or expired or been rejected or revoked or (ii) 20 years from the date of the original agreement.

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

Additionally, the Company paid office space rent to OUI through the termination of the lease in July 2022. For the three and six months ended June 30, 2023 total rent payments were not material. For the three and six months ended June 30, 2022 total rent expense and other costs paid to OUI and affiliates was $0.1 million and $0.2 million, respectively. As of June 30, 2023 and December 31, 2022, nil was due to OUI by the Company for rent payments.

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

Expenses incurred by the Company under the Services Agreement with Carnot for the three months ended June 30, 2023 and June 30, 2022, were nil and $0.1 million, respectively. Expenses incurred under the Services Agreement with Carnot for the six months ended June 30, 2023 and June 30, 2022, were nil and $0.1 million, respectively. As of June 30, 2023 and December 31, 2022, the amounts included in accounts payable related to the Services Agreement and owing to Carnot by the Company were nil, respectively.

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

Other

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, the Company agrees to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third-party with respect to the Company’s products. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of June 30, 2023. The Company does not anticipate recognizing any significant losses relating to these arrangements. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements may be unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

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

Common stock

Under the Third Amended and Restated Certificate of Incorporation, dated May 10, 2022, as currently in effect, the Company has the authority to issue a total of 500,000,000 shares of common stock (par value of $0.0001 per share) and 10,000,000 shares of undesignated preferred stock (par value of $0.0001 per share). In connection with the IPO, the Company re-designated all shares of Class A common stock as shares of common stock. Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No cash dividends have been declared by the board of directors during the three and six months ended June 30, 2023 and June 30, 2022.

The Company has reserved the following shares of common stock for issuance, on an as-converted basis, as follows:

	June 30, 2023	December 31, 2022
Stock options issued and outstanding	4,217,326	3,341,834
Authorized for future stock awards or option grants	1,111,279	901,462
Authorized for future issuance under employee stock purchase plan	226,000	226,000
Total	5,554,605	4,469,296

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

In connection with the vesting restrictions placed on these previously vested shares, the Company was required to determine the measurement date fair value of the shares, which was $2.37 per share or $0.3 million in aggregate. The measurement date fair value of the restricted stock will be recognized as stock-based compensation expense over the vesting period. The final shares subject to restriction were released in November 2022, and as of June 30, 2023 and December 31, 2022, zero shares of restricted stock were subject to repurchase by the Company, respectively.

10. Stock-Based Compensation

The Company maintains three equity compensation plans; the 2020 Stock Plan, or the 2020 Plan, the 2022 Stock Option Incentive Plan, or the 2022 Plan, and the 2022 Employee Stock Purchase Plan, or the ESPP. The number of shares of common stock that may be issued under the 2022 Plan is subject to increase by the number of shares forfeited and not exercised under the 2020 Plan. Additionally, the number of shares reserved for issuance under the 2022 Plan automatically increases on the first day of each fiscal year in an amount equal to the lower of (1) 5% of the shares of common stock outstanding on such date and (2) an amount determined by the Company’s board of directors. The board of directors has determined not to make any further awards under the 2020 Plan. On January 1, 2023, an additional 1,185,660 shares were added to the 2022 Plan as a result of the evergreen provision. As of June 30, 2023, 1,111,279 shares remained available for grant under the 2022 Plan and 226,000 shares remained available for issuance under the ESPP.

Stock Option Activity

Stock option activity under the 2020 Plan and the 2022 Plan, is as follows:

	Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2022	3,341,834	$9.52
Granted	1,229,550	$14.95
Exercised	(100,351)	$2.12
Canceled/Forfeited	(253,707)	$12.64
Outstanding as of June 30, 2023	4,217,326	$11.09

The weighted-average grant date fair value of options granted during the six months ended June 30, 2023 was $9.31 per share.

Stock-Based Compensation Expense

Stock based compensation expense recognized for stock option grants included in the accompanying condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$782	$372	$1,382	$628
General and administrative	1,055	857	1,803	1,415
Total stock-based compensation expense	$1,837	$1,229	$3,185	$2,043

The Company had 4,217,326 unvested stock options outstanding as of June 30, 2023. As of June 30, 2023, total unrecognized compensation cost related to stock options was $23.7 million. This amount is expected to be recognized over a weighted average period of approximately 2.84 years.

11. Income Taxes

The Company recorded income tax expense of nil for the three and six months ended June 30, 2023, nil for the three months ended June 30, 2022 and $4.4 million for the six months ended June 30, 2022. The income tax expense for the six months ended June 30, 2022 was due to the intellectual property (IP) transfer noted in the paragraph below.

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

The Company recognizes the impact of an uncertain income tax position taken on its income tax returns at the amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will be recognized if it has less than a 50% likelihood of being sustained. The tax positions are analyzed at least quarterly, and adjustments are made as events occur that warrant adjustments for those positions. As of June 30, 2023, the Company has a liability for the uncertain tax position relative to the IP transfer of $0.7 million recorded.

The transfer of the intellectual property assets resulted in an estimated tax charge during the six months ended June 30, 2022 to His Majesty’s Revenue & Customs, after considering net operating loss carryforwards, of $4.4 million, inclusive of the $0.7 million uncertain tax position. The Company maintains a tax liability of $3.4 million as of June 30, 2023 related to the estimated tax charge which is accounted for in accrued expenses on the condensed consolidated balance sheet.

12. Subsequent Events

We filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which covers the offering, issuance and sale of an amount up to $300.0 million in the aggregate of shares of our common stock, preferred stock, debt securities, warrants, and/or units or any combination thereof, which was declared effective on June 16, 2023.

On August 8, 2023, we entered into an At-the-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated, as sales agent. This agreement provides for the issuance and sale by us of up to $100.0 million of shares of our common stock from time to time in “at-the-market” offerings. The sales agent is entitled to receive a commission of up to 3.0% of gross proceeds from sales under this facility.

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

We are a clinical-stage development company and completed a first-in-human Phase 1 clinical trial in healthy volunteers, or HVs, with our lead product candidate, PGN-EDO51, in the third quarter of 2022. We are developing PGN-EDO51 to treat individuals with Duchenne muscular dystrophy (DMD) whose mutations are amenable to an exon 51-skipping therapeutic approach. An exon is a segment of a gene that – together with other exons – contains the genetic code that is translated into a protein. Exon skipping is a therapeutic mechanism that enables mutations in the gene to be bypassed, thereby repairing this code and enabling production of a truncated, yet functional version of the target protein. In a Phase 1 clinical trial, treatment with PGN-EDO51 resulted in the highest levels of exon skipping and oligonucleotide delivery in humans following a single dose when compared to publicly available data for other approaches. In non-human primate (NHP) studies, PGN-EDO51 at a dose of 30 mg/kg achieved over 70% exon 51 skipping in skeletal muscle, including diaphragm, and in mdx mouse studies dystrophin levels of over 80% were observed in skeletal muscle following a single 60 mg/kg dose of PGN-EDO23, the murine analogue of PGN-EDO51. These results represent the highest level of exon 51 skipping in NHP skeletal muscle at tolerable target dose levels, and the highest level of dystrophin production in mdx mice skeletal muscle, when compared to clinical-stage DMD therapeutic candidates. In addition, in head-to-head NHP studies, we observed that PGN-EDO51 had greater activity than R6G-PMO, which we believe to be structurally equivalent to Sarepta Therapeutics, Inc.’s (Sarepta's), SRP-5051, the most clinically advanced peptide-antisense oligonucleotide conjugate. Our Phase 1 clinical trial also indicated that PGN-EDO51 was generally well-tolerated at pharmacologically active dose levels.

Moving forward, our clinical development program comprises two, parallel Phase 2 studies of PGN-EDO51 in DMD patients whose disease is amenable to an exon 51 skipping approach. The first study, CONNECT1-EDO51, is an open-label, multiple ascending dose (MAD) Phase 2 study for which a Clinical Trial Application (CTA) was cleared by Health Canada in May 2023. We anticipate dosing patients in CONNECT1-EDO51 in Canada in the second half of 2023. Initial dystrophin production, exon skipping and safety data following 4 monthly doses of PGN-EDO51 is anticipated in mid-2024. The second study, CONNECT2-EDO51, is expected to be a Phase 2, multinational, randomized, double-blind, placebo-controlled MAD study, anticipated to be initiated in the second half of 2023 in boys and young men living with DMD, pending clearance by the U.S. Food and Drug Administration (FDA), of an Investigational New Drug (IND) application, or clearance by the Medicines and Healthcare products Regulatory Agency (MHRA), the European Medicines Agency (EMA), or Health Canada, of a CTA filing. Learnings from the open label study will inform the conduct of the CONNECT2-EDO51 study, which is designed to support a potential accelerated or conditional approval pathway for PGN-EDO51, pending alignment with regulatory authorities. Building on the high levels of exon skipping and tissue concentration observed in our preclinical studies and Phase 1 trial, we believe that repeat dosing of PGN-EDO51 may lead to therapeutically relevant accumulation of exon 51 skipped transcript and an associated increase in dystrophin protein in patients, which may in turn drive meaningful clinical benefit for those who live with this devastating, progressive, life-shortening disease.

We are also developing PGN-EDODM1 for the treatment of myotonic dystrophy type 1 (DM1) and are utilizing what we believe to be a unique mechanism of action compared to other approaches in clinical development. The therapeutic oligonucleotide component of PGN-EDODM1 is engineered to bind to the cytosine-uracil-guanine (CUG) repeat expansion present in the DMPK mRNA of DM1 patients, thus reducing the ability of these trinucleotide repeats to sequester MBNL1, a critical splicing factor. The liberation of MBNL1 in turn leads to the correction of downstream mis-splicing events that drive the pathology of DM1, and thus this approach – which is not designed to knock down DMPK– has the potential to directly address the underlying genetic defect central to this disease. Treatment with PGN-EDODM1 resulted in the robust correction of mis-splicing in preclinical models with both long and short CTG repeats, including in the HSALR mouse model, where complete reversal of myotonia was also observed following a single dose. Furthermore, the oligonucleotide concentrations that were observed to be pharmacologically active in this mouse model of DM1 were found to be comparable to the tissue concentrations of oligonucleotide in human muscle observed in our clinical trial of PGN-EDO51. We continue to pursue our strategy of opening our Phase 1 FREEDOM-EDODM1 study, a randomized, double-blind, placebo-controlled single ascending dose (SAD) study in multiple geographies. In May 2023, we announced that we received a clinical hold notice from the FDA regarding our IND application to initiate our Phase 1 FREEDOM-EDODM1 study, and in June 2023, we provided an update on our plans with respect to the program. We will continue to work closely with the FDA to lift the clinical hold and initiate a Phase 1 study of PGN-EDODM1 as quickly as feasible in the United States and plan to pursue discussions with regulatory agencies in other geographies to initiate FREEDOM-EDODM1 outside the United States. We anticipate initiating the FREEDOM-EDODM1 study in people living with DM1 in Canada in 2024, pending alignment with regulatory authorities.

In addition to these lead candidates, we are developing EDO therapeutics for additional DMD populations amenable to exon skipping populations, including exon 53-, 45- and 44, and have observed robust exon skipping levels in NHP for our PGN-EDO53 program, and in wild-type human cells for our PGN-EDO45 and PGN-EDO44 programs. We have also initiated research efforts for additional indications, including neuromuscular diseases and neurologic disorders, and from this pipeline of candidates for DMD and other diseases we anticipate advancing one or more additional programs into CTA and/or IND-enabling studies in 2024.

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

We have incurred operating losses in each year since our inception. Our net losses were $35.8 million and $35.6 million for the six months ended June 30, 2023 and June 30, 2022, respectively. As of June 30, 2023, we had cash and cash equivalents of $147.0 million. As of June 30, 2023, we had an accumulated deficit of $138.7 million. We expect our expenses and operating losses will continue to increase as we conduct our ongoing preclinical studies and current and planned clinical trials, continue our research and development activities, utilize third parties to manufacture our product candidates and related raw materials, hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with an exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs. In addition, we have several development, regulatory and commercial milestone payment obligations under our licensing arrangements. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies and current and planned clinical trials and our expenditures on other research and development activities.

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

After the Reorganization was completed, PepGen Limited began the process of transferring certain operations, including financial management functions, to PepGen Inc. pursuant to an intercompany services agreement, effective as of April 2021, and certain assets, including a novation of all intellectual property assets, pursuant to an asset transfer agreement, effective as of January 1, 2022. After the transfer of intellectual property and other assets from PepGen Limited to PepGen Inc., there have been only limited administrative operations at PepGen Limited.

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

The following table summarizes our research and development expenses for the three and six months ended June 30, 2023 and June 30, 2022, respectively. The direct external development program expenses reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Our internal resources, personnel and infrastructure are not directly tied to any one research or drug discovery program and are typically deployed across multiple programs. As such, we do not track internal expenses on a program-specific basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
External expenses:
PGN-EDO51	$5,179	$4,234	$8,356	$9,644
PGN-EDODM1	3,938	2,884	7,434	4,307
PGN-EDO53	77	1,309	96	2,132
Other programs and unallocated expenses	1,327	875	3,112	1,021
Total external expense	10,521	9,302	18,998	17,104
Internal expenses:
Personnel-related (including stock-based compensation)	3,795	2,547	7,371	4,488
Other	2,610	2,391	4,917	3,355
Total research and development expenses	$16,926	$14,240	$31,286	$24,947

We plan to continue to increase our research and development expenses in 2023 as we conduct our planned parallel CONNECT1-EDO51 clinical trial and, subject to obtaining regulatory clearance to proceed, our planned CONNECT2-EDO51 Phase 2 clinical trial for PGN-EDO51 and our planned FREEDOM-EDODM1 Phase 1 clinical trial for PGN-EDODM1 (including in the United States, if and when the clinical hold by the FDA is lifted), continue to conduct our ongoing research and development activities, and advance our preclinical research programs toward clinical development, including conducting IND- and CTA-enabling studies. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving marketing approval for any of our product candidates.

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
•
the efficacy and safety profile of our product candidates; and
•
the timing and likelihood of resolution of the clinical hold on our IND application for PGN-EDODM1 as well as the initiation of a clinical trial with PGN-EDODM1 either within or outside the United States; and

•
maintaining a continued acceptable safety profile of our products if any receive regulatory approval.

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

Other Income (Expense), Net

Interest income

Interest income consists of interest earned on our cash deposits and U.S. Treasury-backed money market funds.

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

Income Taxes

We have not recorded a U.S. provision for federal or state income taxes as we have no revenue and have incurred losses since inception. During the three and six months ended June 30, 2023, we recorded nil, for the three months ended June 30, 2022, we recorded nil and we recorded $4.4 million for the six months ended June 30, 2022, in taxes associated with the transfer of our intellectual property assets from our wholly owned subsidiary, PepGen Limited, to the parent company, PepGen Inc.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and June 30, 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and June 30, 2022 (in thousands):

	Three Months Ended June 30,		Period-to-
	2023	2022	Period Change
Operating expenses:
Research and development	$16,926	$14,240	$2,686
General and administrative	4,218	3,401	817
Total operating expenses	$21,144	$17,641	$3,503
Operating loss	$(21,144)	$(17,641)	$(3,503)
Other income (expense), net
Interest income	1,684	250	1,434
Other income (expense), net	(62)	76	(138)
Total other income (expense), net	1,622	326	$1,296
Net loss before income tax	$(19,522)	$(17,315)	$(2,207)
Income tax expense	—	—	—
Net loss	$(19,522)	$(17,315)	$(2,207)

Research and Development Expenses

Research and development expenses increased by $2.7 million from $14.2 million for the three months ended June 30, 2022, to $16.9 million for the three months ended June 30, 2023. This increase was attributable to spend related to the advancement of our programs in the pipeline and our clinical programs, including a $1.5 million increase in clinical research organization (CRO) costs, a $1.2 million increase in personnel-related costs due to increased headcount, including an increase of $0.4 million in stock-based compensation expense, and a $1.6 million increase in facility and office related expenses related to rent expense on our Harrison Lease. These increases were partially offset by a $0.5 million decrease in clinical costs related to costs associated with our healthy volunteer study in the prior year and $1.4 million decrease in other research and development costs related to the OUI exit fee that was expensed upon completion of our IPO in the prior year.

General and Administrative Expenses

General and administrative expenses increased by $0.8 million from $3.4 million for the three months ended June 30, 2022, to $4.2 million for the three months ended June 30, 2023. The increase was primarily driven by an increase of $0.3 million in personnel-related costs due to increased headcount, including $0.2 million in stock-based compensation expense, an increase of $0.4 million in facility and office related expenses related to rent expense on our Harrison Lease.

Other Income (Expense), Net

Other income (expense), net was income of $1.7 million for the three months ended June 30, 2023 compared to income of $0.3 million for the three months ended June 30, 2022. The increase was primarily driven by interest earned through our cash deposits and U.S. Treasury-backed money market funds.

Income Tax Expense

Income tax expense was nil for the three months ended June 30, 2023 and June 30, 2022.

Comparison of the Six Months Ended June 30, 2023 and June 30, 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and June 30, 2022 (in thousands):

	Six Months Ended June 30,		Period-to-
	2023	2022	Period Change
Operating expenses:
Research and development	$31,286	$24,947	$6,339
General and administrative	7,889	6,587	1,302
Total operating expenses	$39,175	$31,534	$7,641
Operating loss	$(39,175)	$(31,534)	$(7,641)
Other income (expense), net
Interest income	3,476	259	3,217
Other income (expense), net	(142)	134	(276)
Total other income (expense), net	$3,334	$393	$2,941
Net loss before income tax	$(35,841)	$(31,141)	$(4,700)
Income tax expense	—	(4,420)	4,420
Net loss	$(35,841)	$(35,561)	$(280)

Research and Development Expenses

Research and development expenses increased by $6.3 million from $24.9 million for the six months ended June 30, 2022, to $31.3 million for the six months ended June 30, 2023. This increase was attributable to spend related to the advancement of our programs in the pipeline and our clinical programs, including a $1.4 million increase in CRO costs, a $2.9 million increase in personnel-related costs due to increased headcount, including an increase of $0.8 million in stock-based compensation expense, a $2.7 million increase in facility and office related expenses related to rent expense on our Harrison Lease, and $0.4 million increase in consulting and legal expenses. These increases were partially offset by a $1.4 million decrease in other research and development costs related to the OUI exit fee that was expensed upon completion of our IPO in the prior year.

General and Administrative Expenses

General and administrative expenses increased by $1.3 million from $6.6 million for the six months ended June 30, 2022, to $7.9 million for the six months ended June 30, 2023. The increase was primarily driven by an increase of $0.7 million in personnel-related costs due to increased headcount, including $0.4 million in stock-based compensation expense, an increase of $0.7 million in facility and office related expenses related to rent expense on our Harrison Lease, and an increase of $0.4 million in expense related to D&O insurance. These increases were partially offset by a $0.6 million decrease in consulting and legal expense.

Other Income (Expense), Net

Other income (expense), net was income of $3.5 million for the six months ended June 30, 2023 compared to income of $0.3 million for the six months ended June 30, 2022. The increase was primarily driven by interest earned through our cash deposits and U.S. Treasury-backed money market funds.

Income Tax Expense

Income tax expense decreased by $4.4 million from $4.4 million for the six months ended June 30, 2022, to nil for the six months ended June 30, 2023 due to the transfer of all intellectual property assets from PepGen Limited to the parent company, PepGen Inc., pursuant to an asset transfer agreement, effective January 1, 2022. The transfer of the intellectual property assets resulted in a tax liability to His Majesty’s Revenue & Customs of $4.4 million.

Liquidity and Capital Resources

Sources of Liquidity

From our inception in January 2018 through June 30, 2023, we have funded our operations primarily through the sale of our common stock and convertible preferred stock. We have received aggregate gross proceeds of $163.9 million from these sales prior to our IPO. Additionally, in May 2022, we received gross proceeds from our IPO of $108.0 million, and $14.9 million when the underwriters partially exercised their option to purchase 1,350,000 additional shares of common stock.

We filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which covers the offering, issuance and sale of an amount up to $300.0 million in the aggregate of shares of our common stock, preferred stock, debt securities, warrants, and/or units or any combination thereof, which was declared effective on June 16, 2023.

On August 8, 2023, we entered into an At-the-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated, as sales agent. This agreement provides for the issuance and sale by us of up to $100.0 million of shares of our common stock from time to time in “at-the-market” offerings. The sales agent is entitled to receive a commission of up to 3.0% of gross proceeds from sales under this facility.

Future Funding Requirements

As of June 30, 2023 we had cash and cash equivalents in the amount of $147.0 million. Based on our current operating plans, we believe that our existing cash and cash equivalents will be sufficient to fund our operations into early 2025. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

Our future capital requirements will depend on many factors, including but not limited to:

•
the type, number, scope, progress, expansions, results, costs, and timing of, discovery, preclinical studies and clinical trials of our product candidates which we are pursuing or may choose to pursue in the future;
•
the timing and likelihood of resolution of the clinical hold on our IND application for PGN-EDODM1 as well as the initiation of a clinical trial with PGN-EDODM1 either within or outside the United States;
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
•
costs associated with any products or technologies that we may in-license or acquire; and
•
costs associated with the lease of lab and office space that commenced in early 2023.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for the six months ended June 30, 2023 and June 30, 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(33,097)	$(24,911)
Investing activities	(2,190)	(2,223)
Financing activities	319	113,396
Effect of exchange rate changes on cash	318	(340)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(34,650)	$85,922

Operating Activities

For the six months ended June 30, 2023, net cash used in operating activities was $33.1 million resulting from our net loss of $35.8 million and changes in our operating assets and liabilities of $0.8 million partially offset by non-cash charges of $3.6 million. The net changes in our operating assets and liabilities were primarily due to an increase in prepaids and other assets of $0.6 million, and a decrease in operating lease liabilities of $1.3 million. The non-cash charges included $3.2 million of stock-based compensation, $0.5 million of depreciation expense, and an immaterial amount of amortization and interest accretion on our operating lease.

For the six months ended June 30, 2022, net cash used in operating activities was $24.9 million resulting from our net loss of $35.6 million partially offset by cash provided by changes in our operating assets and liabilities of $8.5 million and non-cash charges of $2.2 million. The net changes in our operating assets and liabilities were primarily due to an increase in accrued expenses of $7.9 million. This increase was primarily due to a $4.4 million increase in taxes payable associated with a tax charge we took in the first quarter of 2022 related to our transfer of IP from the U.K. to the U.S. Non-cash charges included $2.0 million in share-based compensation expense and $0.2 million in depreciation expense.

Investing Activities

Net cash used in investing activities was $2.2 million during the six months ended June 30, 2023 as compared to $2.2 million during the six months ended June 30, 2022. Cash used for investing activities was related to the purchase of property and equipment, primarily associated with building lab space at our new Boston headquarters.

Financing Activities

Net cash provided by financing activities was $0.3 during the six months ended June 30, 2023 related to proceeds from employee equity plans.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of June 30, 2023, we had $147.0 million in cash and cash equivalents, consisting of cash in a readily available checking account and U.S. treasury-backed money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term maturities of our investments, we believe a hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would not have had a material impact on our financial results.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and money market accounts. As of June 30, 2023, the Company’s cash and money market accounts were held by four financial institutions in the U.S. and one financial institution in the U.K. At times, the Company’s deposits held in the U.S. and U.K. may exceed the respective insured limits of the Federal Depository Insurance Corporation and Financial Services Compensation Scheme.

Foreign Currency Exchange Risk

We are exposed to foreign exchange rate risk. Our headquarters is located in the United States, where the majority of our general and administrative expenses and research and development costs are incurred in U.S. dollars. A portion of our research and development and personnel costs are incurred by our subsidiary in the United Kingdom, where we engage in transactions and whose functional currency is the British Pound. While we are subject to fluctuations in foreign currency rates in connection with these arrangements, to date, these fluctuations have not been significant. As of June 30, 2023, the Company held approximately $4.3 million in cash denominated in British Pounds. Based on our expected volumes with these vendors and employees in fiscal year 2022, a movement of 10% in the exchange rates would not have a material effect on our results of operations or financial condition.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be a party to litigation or subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. As of June 30, 2023, we were not a party to any material legal proceedings.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully read and consider all of the risks described below, as well as the other information in this Form 10-Q, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other documents we file with the SEC when evaluating our business. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. Unless otherwise indicated, references to our business being harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations and future prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. The risks described below are not intended to be exhaustive and are not the only risks that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our common stock.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception, have no products approved for sale and we expect to incur losses for the foreseeable future.

Since inception, we have incurred significant operating losses. Our net losses were $35.8 million and $35.6 million for the six-months ended June 30, 2023 and June 30, 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $138.7 million. To date, we have financed our operations primarily with the proceeds raised from the sale of our convertible preferred stock in private placements and common stock in our initial public offering. We have devoted substantially all of our financial resources and efforts to research and development activities, business planning, establishing and maintaining our intellectual property portfolio, acquiring and developing product and technology rights, hiring personnel, leasing premises and associated capital expenditures, raising capital, and providing general and administrative support for these operations. We are still in the early stages of development of our programs and have only advanced one product candidate into clinical development. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

As of June 30, 2023, we had cash and cash equivalents of $147.0 million. In July 2021, we raised aggregate gross proceeds of $21.0 million from the final milestone closing of our Series A-2 convertible preferred stock and aggregate gross proceeds of $112.5 million from the private placement of our Series B convertible preferred stock. In addition, in May 2022, we raised aggregate gross proceeds of $122.9 million from our IPO.

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

Our future capital requirements will depend on many factors, including:

•
the scope, progress, costs and results of preclinical and clinical development for our product candidates and any additional product candidates we may develop;
•
the scope, costs, timing and outcome of regulatory review of our product candidates and any additional product candidates we may develop;
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

Risks Related to Discovery, Development, Preclinical and Clinical Testing

We are early in our development efforts. We have only completed a Phase 1 clinical trial of one product candidate, and as a result it will be years before we commercialize a product candidate, if ever. If we are unable to advance our product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts and have invested our research efforts to date in developing our EDO platform. We have a portfolio of research programs and are in the early stages of developing five product candidates—PGN-EDO51, PGN-EDODM1, PGN-EDO53, PGN-EDO45 and PGN-EDO44. We have completed a Phase 1 clinical trial for our first product candidate, PGN-EDO51, and plan to initiate two Phase 2 studies of this product candidate, designated CONNECT1-EDO51 and CONNECT2-EDO51, respectively. In May 2023, we announced that we received a clinical hold notice from the FDA regarding our IND application to initiate our Phase 1 FREEDOM-EDODM1 study in the United States, and in June 2023, we provided an update on our plans with respect to this program. We may not be able to resolve this clinical hold to the satisfaction of the FDA, which may adversely impact our ability to develop PGN-EDODM1 in the other geographies we plan to pursue. We have not completed IND- or CTA-enabling activities for any of our other product candidates or advanced any of our other product candidates into clinical trials. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

Commencing clinical trials in the United States is subject to authorization by the FDA, of an IND and finalizing the trial design based on discussions with the FDA and other regulatory authorities. In the event that the FDA requires us to complete additional preclinical studies or we are required to satisfy other FDA or other regulator requests prior to commencing clinical trials, the start of our clinical trials may be delayed. For example, with the clinical hold that FDA has placed on our planned Phase 1 FREEDOM-EDODM1 clinical trial of PGN-EDODM1 in the United States, we plan to submit a response to the FDA as quickly as feasible and plan to pursue discussions with regulatory agencies in other geographies to initiate FREEDOM-EDODM1. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence any clinical trial, including with respect to PGN-EDODM1, or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect. There are equivalent processes and risks applicable to CTAs in other countries, including Canada and countries in the Europe.

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

The success of our business depends upon our ability to identify, develop and commercialize products based on our proprietary EDO platform. Our current product candidates that have been developed through our EDO platform are peptide-conjugated oligonucleotides designed to have a disease-modifying impact on degenerative neuromuscular diseases.

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

We have advanced our lead product candidate, PGN-EDO51, into the clinic, and have completed a Phase 1 trial in HVs. However, the positive results we have observed in the completed Phase 1 trial may not be repeated in future clinical trials and regulatory authorities may disagree with the interpretation of data from this trial.

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

Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support clearance of our INDs, CTAs and other similar regulatory filings. We cannot be certain if the outcome of our preclinical studies and clinical trials will ultimately support further development of our product candidates or future programs. Although we have completed a Phase 1 study of our lead product candidate, PGN-EDO51, we cannot be certain of the completion or outcome of our preclinical testing and studies for our other product candidates and cannot predict whether the FDA, EMA or comparable foreign regulatory authorities will accept our proposed clinical programs or whether the outcome of our preclinical testing and studies will ultimately support the further development of our other product candidates. Conducting preclinical testing is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity and novelty of the program, and often can be several years or more per program. In addition, the progress and timing of our preclinical studies, including pharmacology and toxicology studies, may be impacted by the limited supply of NHPs needed for such studies. As a result, we cannot be sure that we will be able to submit INDs, CTAs and other similar regulatory filings for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of such regulatory filings will result in the FDA, European Medicines Agency, or EMA, or comparable foreign regulatory authorities allowing clinical trials to begin. For example, in May 2023, we announced that we received a clinical hold notice from the FDA regarding our IND application to initiate our Phase 1 FREEDOM-EDODM1 study, and in June 2023, we provided an update on our plans with respect to this program. We are working to lift this clinical hold in the United States and continue to pursue discussions with regulatory agencies in other geographies to initiate FREEDOM-EDODM1. However, if the clinical hold is not lifted on a timely basis, or at all, we would not be able to initiate clinical development of PGN-EDODM1 in the United States, and our plans with respect to this product candidate would be adversely affected.

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
•
lack of adequate funding to continue the clinical trial; or
•
lack of diminished revenue potential of the program(s) due to competition.

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

In addition, disruptions caused by the COVID-19 pandemic, or any future pandemics, may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials.

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

We are in the early stages of our programs and have successfully completed a Phase 1 clinical trial in Canada for our lead product candidate, PGN-EDO51, and have substantially completed IND- and CTA-enabling activities for our PGN-EDODM1 product candidate, but we have not completed IND- or CTA-enabling activities for our other product candidates or advanced any other product candidates into clinical development. As a result, our belief in the capabilities of our platform is based on early research, preclinical studies and our completed Phase 1 clinical trial. However, the results of preclinical studies may not be predictive of the results of later preclinical studies or clinical trials, and the results of any early-stage clinical trials may not be predictive of the results of later clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Our clinical trials may not ultimately be successful or support further clinical development of our product candidates. There is a high failure rate for product candidates proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any such setbacks in our clinical development could materially harm our business and results of operations.

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
•
ability to monitor patients adequately during and after treatment; and
•
other factors outside of our control, such as the COVID-19 pandemic.

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

While we have only completed dosing up to 15 mg/kg in a Phase 1 clinical trial of PGN-EDO51, in which PGN-EDO51 was generally well-tolerated at clinically active doses, there can be no assurance that our product candidates will not cause undesirable side effects in patients. For example, in preclinical toxicology studies of PGN-EDO51 in normal NHPs, we observed transient, clinical signs of hypotension in some animals treated at a dose level higher than that which we intend to evaluate in the clinic. In addition, in our Phase 1 clinical trial of PGN-EDO51, at 15 mg/kg, we observed mild, transient, reversible changes in kidney biomarkers that resolved without intervention in all but one participant who experienced a non-life threatening serious adverse event. While the trial was not halted by the safety review committee nor put on hold by Health Canada, under the protocol for this Phase 1 clinical trial, any non-life-threatening SAE was considered a dose-limiting toxicity. This participant was admitted to the hospital for less than 24 hours, received intravenous hydration, and then was re-admitted to the Phase 1 unit and completed the study. We also observed transient mild to moderate hypomagnesemia in two participants in the Phase 1 trial, which did not require intervention. Based on published data and other publicly available information, such adverse events are consistent with the types of events reported with this class of oligonucleotides in general.

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

We intend to conduct certain clinical trials for our product candidates outside of the United States. However, the FDA and comparable foreign regulatory authorities may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

We conducted our first clinical trial in Canada, and we intend to conduct one or more of our subsequent clinical trials for our product candidates outside the United States, including our CONNECT1-EDO51 trial in Canada. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. Where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. For studies that are conducted only at sites outside of the United States and not subject to an IND, the FDA generally does not provide advance comment on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical trial was inadequate, which could require us to conduct additional clinical trials. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. There can be no assurance the FDA will accept data from clinical trials conducted outside of the United States. If the FDA does not accept data from our clinical trials of our product candidates, it would likely result in the need for additional clinical trials, which would be costly and time consuming and delay or permanently halt our development of our product candidates.

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

Carrying out clinical trials and the submission of a successful NDA is a complicated process. We completed our first Phase 1 clinical trial for PGN-EDO51 in the third quarter of 2022, and on May 18, 2023 we announced the approval by Health Canada of the Clinical Trial Application for our Phase 2 CONNECT1-EDO51 study to begin an open label, multiple ascending dose (MAD) clinical trial of PGN-EDO51 in patients with Duchenne muscular dystrophy (DMD) amenable to the exon 51 skipping approach. We anticipate dosing patients in CONNECT1-EDO51 in Canada in the second half of 2023. We expect to initiate CONNECT2-EDO51 in the second half of 2023 in boys and young men living with DMD, pending regulatory clearance. In May 2023, we announced that we received a clinical hold notice from the FDA regarding our IND application to initiate our Phase 1 FREEDOM-EDODM1 study in the United States, and in June 2023, we provided an update on our plans with respect to this program. We are working to lift this clinical hold and plan to pursue discussions with regulatory agencies in other geographies to initiate FREEDOM-EDODM1. However, if the clinical hold is not lifted on a timely basis, or at all, we would not be able to initiate clinical development of PGN-EDODM1 in the United States, and our plans with respect to this product candidate would be adversely affected.

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

Any delay in obtaining, or an inability to obtain, any marketing approvals would prevent us from commercializing any product candidates in the United Kingdom and/or the European Union and/or other foreign jurisdictions and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or the European Union and/or other foreign jurisdictions for our product candidates, which could significantly and materially harm our business.

We may attempt to seek approval from the FDA or comparable foreign regulatory authorities, where applicable, under the accelerated approval pathways. We may fail to obtain approval under such accelerated approval pathways. Moreover, these pathways may not lead to a faster development, regulatory review or approval process and do not increase the likelihood that our product candidates will receive marketing approval.

We may in the future seek accelerated approval, where applicable, under the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition, generally provides a meaningful advantage over available therapies, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of accelerated approval, the FDA likely would require that we perform adequate and well-controlled post-marketing clinical trials to confirm the product’s clinical benefit. These confirmatory trials must be completed with due diligence. Under the Food and Drug Omnibus Reform Act of 2022 (FDORA), the FDA is permitted to require, as appropriate, that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date of accelerated approval was granted. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. If we receive positive results from our Phase 2 trials for PGN-EDO51 that show an acceptable safety and tolerability profile; a clinically meaningful increase in dystrophin levels, a surrogate endpoint, in the biceps of DMD patients; and robust exon skipping levels in the same tissue, we intend to pursue this accelerated approval pathway subject to discussions with the FDA. However, our anticipated Phase 2a clinical trial may fail to produce such data, and we may be unable to pursue the accelerated approval pathway as planned. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Thus, even if we seek to utilize the accelerated approval pathway, we may not be able to obtain accelerated approval and, even if we do, we may not experience a faster development, regulatory review or approval process for that product. In addition, receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to a full approval.

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

Orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and application fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. In addition, if a product candidate with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same product for the same therapeutic indication for seven years.

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

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates that we develop for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute our medicines for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal False Claims Act and Physician Payments Sunshine Act and regulations. For more information, see “Business – Healthcare Regulation – Other Healthcare Laws” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the European Union. The provision of benefits or advantages to induce or reward improper performance generally is typically governed by the national anti-bribery laws of European Union Member States, and the Bribery Act 2010 in the United Kingdom (U.K.). Infringement of these laws could result in substantial fines and imprisonment. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the U.K. despite its departure from the EU.

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

Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies such as gene therapy and therapies addressing rare diseases such as those we are developing. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we, or any collaborators, may receive for any approved products. For more information, see “Business – Healthcare Regulation – Healthcare Reform and Legislative Updates” in our Annual Report on Form 10-K for the year ended December 31, 2022.

There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. The Inflation Reduction Act of 2022 (IRA) includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The effects of the IRA on our business and the healthcare industry in general is not yet known.

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

The Foreign Corrupt Practices Act (FCPA) prohibits any U.S. individual or business from paying, offering, or authorizing the provision of money or anything of value, directly or indirectly through parties, to any foreign official, official of a public international organization, or political party official or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the Department of Justice. The SEC is involved with enforcement of the books and records provisions of the FCPA.

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

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of personal information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer or other processing of personal data, including personal health data, of individuals in the European Economic Area (EEA), is subject to the EU General Data Protection Regulation (EU GDPR), as well as national data protection laws in effect in the member states of the EEA, and similar processing of personal data regarding individuals in the U.K. is governed by the U.K. General Data Protection Regulation (U.K. GDPR) and the U.K. Data Protection Act 2018. In this document, “GDPR” refers to both the EU GDPR and the U.K. GDPR, unless specified otherwise. The U.K. GDPR is currently largely in line with the EU GDPR, but the data protection regimes may diverge more in the future. The GDPR imposes stringent requirements on companies that process personal data, including requirements relating to processing health-related and other sensitive data, obtaining consent of the individuals to whom the personal data relates, establishing a legal basis for processing, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data that requires the adoption of administrative, physical and technical safeguards to protect such information, providing notification of data breaches to appropriate data protection authorities or data subjects, establishing means for data subjects to exercise rights in relation to their personal data and taking certain measures when engaging third-party processors. The GDPR's definition of personal data includes coded data and it imposes rules relating to informed consent practices and for clinical trials and notices for clinical trial subjects and investigators. Failure to comply with the requirements of the GDPR may result in warning letters, mandatory audits, orders to cease/change the use of data, and financial penalties, including fines, which can be up to 4% of global revenues or €20 million (£17.5 million for the U.K.), whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.

Among other requirements, the GDPR includes restrictions on cross-border transfers of personal data subject to the GDPR to countries outside the EEA/U.K. that have not been found to provide adequate protection to such personal data (third countries), including the United States, unless a valid GDPR transfer mechanism (for example, the European Commission approved Standard Contractual Clauses (SCCs) and the U.K. International Data Transfer Agreement/Addendum (U.K. IDTA)) has been put in place. Where relying on the SCCs /U.K. IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal data. The international transfer obligations under the EEA/U.K. data protection regimes will require significant effort and cost, and may result in us needing to make strategic considerations around where EEA/U.K. personal data is transferred and which service providers we can utilize for the processing of EEA/U.K. personal data. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. Switzerland has also adopted similar restrictions on transfer of personal data outside of its borders. Although the U.K. is regarded as a third country under the EU’s GDPR, the European Commission has adopted an (adequacy decision) in favor of the U.K., a decision recognizing the U.K. as providing adequate protection under the EU GDPR and enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the U.K. adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision and remains under review by the Commission during this period. The U.K. government has confirmed that personal data transfers from the U.K. to the EEA remain free flowing. The U.K. Government has also now introduced a Data Protection and Digital Information Bill (U.K. Bill) into the U.K. legislative process. The aim of the U.K. Bill is to reform the U.K.’s data protection regime following Brexit. If passed, the final version of the U.K. Bill may have the effect of further altering the similarities between the U.K. and EEA data protection regime and threaten the U.K. Adequacy Decision from the European Commission. This may lead to additional compliance costs and could increase our overall risk. The respective provisions and enforcement of the EU GDPR and U.K. GDPR may further diverge in the future and create additional regulatory challenges and uncertainties.

If we are unable to implement a valid solution for personal data transfers from the EEA, U.K. or Switzerland, including, for example, obtaining individuals’ explicit consent to transfer their personal data from the EEA, U.K., and Switzerland to the United States or other countries, we will face increased exposure to regulatory actions, substantial fines and injunctions against processing personal data in those jurisdictions. Inability to import personal data from the EEA, U.K. or Switzerland may also restrict our clinical trials activities in those jurisdictions; limit our ability to collaborate with contract research organizations as well as other service providers, contractors and other companies subject to data protection laws in those jurisdictions; and require us to increase our data processing capabilities in those jurisdictions at significant expense. Additionally, other countries outside of the EEA, U.K., and Switzerland have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business.

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

Similar privacy and data security requirements are either in place or underway in the United States. There are numerous data protection laws that may be applicable to our activities, and a range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered or have been implemented at both the state and federal levels. For example, the California Consumer

Privacy Act of 2018, or the CCPA, which became effective on January 1, 2020, requires companies that process information of California consumers (as defined under the CCPA) to provide disclosures to such consumers about their data collection, use and sharing practices, provides Californian consumers with new individual data privacy rights, imposes new operational requirements for covered businesses, provides a private right of action for data breaches and creates a statutory damages framework. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities depending on how such laws are interpreted. Additionally, effective starting on January 1, 2023, the California Privacy Rights Act (CPRA) will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. Many other states are considering similar legislation, and a broad range of legislative measures also have been introduced at the federal level.

Further, regulations promulgated pursuant to HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (collectively HIPAA) imposes privacy, security and breach notification obligations on health plans, healthcare clearinghouses and certain healthcare providers, known as covered entities, as well as their business associates that perform certain services that involve creating, receiving, maintaining or transmitting individually identifiable health information for or on behalf of such covered entities, and their covered subcontractors. HIPAA establishes privacy and security standards that limit the use and disclosure of protected health information, or PHI, and requires the implementation of administrative, physical and technological safeguards to protect the privacy of PHI and ensure the confidentiality, integrity and availability of electronic PHI. Most healthcare providers, including research institutions from which we obtain patient health information, are subject to HIPAA. We do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly subject to its requirements. However, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information.

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

We expect to face competition from existing products and product candidates in development for each of our programs. Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC. People with DMD also use prednisone or prednisolone off-label. In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (Eteplirsen), VYONDYS 53 (Golodirsen) and AMONDYS 45 (Casimersen), which are naked phosphorodiamidate morpholino oligonucleotides, or PMOs, approved for the treatment of DMD patients amenable to exon 51, exon 53 and exon 45 skipping, respectively, and are marketed by Sarepta, VILTEPSO (Viltolarsen), a naked PMO approved for the treatment of DMD patients amenable to exon 53 skipping, which is marketed in the United States by NS Pharma. Companies focused on developing treatments for DMD that target dystrophin production, as our DMD program does, include Sarepta with SRP-5051, a peptide-linked PMO currently being evaluated in a Phase 2 clinical trial for patients amenable to exon 51 skipping, Dyne with DYNE-251, an antibody fragment-conjugated PMO that targets exon 51 skipping and is currently in clinical development, BioMarin Pharmaceutical Inc. with BMN-351, a phosphorothioate oligonucleotide that targets exon 51 skipping and is currently in preclinical development, Wave Life Sciences Ltd. with WVE-N531, a stereopure oligonucleotide in Phase 1/2 clinical development for patients amenable to exon 53 skipping, Daiichi Sankyo with DS-5141b, an exon skipping approach for exon 45 in clinical development, PTC with ataluren, a small molecule targeting nonsense mutations in a Phase 3 clinical trial, Nippon Shinyaku with NS-089/NCNP-02, an oligonucleotide that targets exon 44 skipping that is currently in clinical development, Avidity Biosciences, Inc., which is in clinical development with AOC 1044, an antibody oligonucleotide conjugate that targets exon 44 skipping, and in preclinical development with programs targeting exon 45 skipping and undisclosed other DMD programs, and Entrada Therapeutics, Inc., which is in preclinical development with ENTR-601-44, a peptide oligonucleotide conjugate that targets exon 44 skipping and with a clinical hold placed on its IND by the FDA prior to dosing of the first healthy volunteer. In addition, several companies are developing gene therapies to treat DMD, including Pfizer Inc. (PF-06939926), which is currently being assessed in a Phase 3 clinical trial, Sarepta (SRP-9001 and Galgt2 gene therapy program), the former of which was approved by the FDA in June 2023 and is marketed as ELEVIDYS, Solid Biosciences Inc. (SGT-003), currently in preclinical development and REGENXBIO Inc (RGX-202), currently in clinical development. Gene editing treatments that are in preclinical development are also being pursued by Vertex, Sarepta and Eli Lilly. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD, including Edgewise Therapeutics with EDG-5506, a muscle stabilizer that is currently in clinical development.

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

The estimates of market opportunity and forecasts of market growth included in this Form 10-Q may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business may not grow at similar rates, or at all.

Market opportunity estimates and growth forecasts included in this Form 10-Q are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. The estimates and forecasts included in this Form 10-Q relating to size and expected growth of our target market may prove to be inaccurate. Even if the markets in which we compete meet the size estimates and growth forecasts included in this Form 10-Q, our business may not grow at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.

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

Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the decisions about coverage and reimbursement for new products under the Medicare program are made by the Centers for Medicare & Medicaid Services (CMS). Private payors tend to follow CMS to a substantial degree. However, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the drug product. Further, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Reimbursement agencies in the European Union may be more conservative than CMS.

Additionally, net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price (ASP), and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs.

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

Our pending Patent Cooperation Treaty (PCT), patent applications are not eligible to become issued patents until, among other things, we file a national stage patent application within 30 to 32 months, depending on the jurisdiction, from such application’s priority date in the jurisdictions in which we are seeking patent protection. Similarly, our pending provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of such provisional patent application’s filing date. If we do not timely file such national stage patent applications or non-provisional patent applications, we may lose our priority date with respect to such PCT or provisional patent applications, respectively, and any patent protection on the inventions disclosed in such PCT or provisional patent applications, respectively. While we and our licensors intend to timely file national stage and non-provisional patent applications relating to our PCT and provisional patent applications, respectively, we cannot predict whether any such patent applications will result in the issuance of patents. If we or our licensors do not successfully obtain issued patents, or, if the scope of any patent protection we or our licensors obtain is not sufficiently broad, we will be unable to prevent others from using our product candidates or our technology or from developing or commercializing technology and products similar or identical to ours or other competing products and technologies. Any failure to obtain or maintain patent protection with respect to our product candidates or our EDO platform would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We are and expect to continue to be reliant upon third-party licensors for certain patent and other intellectual property rights that are important or necessary to the development of our technology and product candidates. For example, we rely on a license from Oxford University Innovation Limited (OUI), and the Medical Research Council of United Kingdom Research and Innovation, or MRC, to certain patent rights and know-how of OUI and MRC (OUI/MRC License). The OUI/MRC License imposes, and we expect that any future license agreement will impose, specified diligence, milestone payment, fee payment, royalty, commercialization, development and other obligations on us and require us to meet development timelines, or to exercise diligent or commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses.

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

Changes in either the patent laws or interpretation of patent laws in the United States and worldwide, including patent reform legislation such as the Leahy-Smith America Invents Act (Leahy-Smith Act), could increase the uncertainties and costs surrounding the prosecution of any owned or in-licensed patent applications and the maintenance, enforcement or defense of any current in-licensed issued patents and issued patents we may own or in-license in the future. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These changes include provisions that affect the way patent applications are prosecuted, redefine prior art, provide more efficient and cost-effective avenues for competitors to challenge the validity of patents, and enable third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent at USPTO-administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith Act, the United States transitioned to a first-to-file system in which, assuming that the other statutory requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. As such, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our in-licensed issued patents and issued patents we may own or in-license in the future, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications.

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

Under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments to the Federal Food, Drug, and Cosmetic Act (FDCA), a company may file an abbreviated new drug application, or ANDA, seeking approval of a generic version of an approved innovator product. Depending upon the timing, duration and specifics of any FDA marketing approval of our product candidates and our technology, one or more of our U.S. patents that we license or may own in the future may be eligible for limited patent term extension under Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved product, a method for using it or a method for manufacturing it may be extended. The application for the extension must be submitted prior to the expiration of the patent for which extension is sought. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. In addition, to the extent we wish to pursue patent term extension based on a patent that we in-license from a third party, we would need the cooperation of that third party. If we are unable to obtain patent term extension or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

As of June 30, 2023, we had 54 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs and, if any product candidate receives marketing approval, sales, marketing, distribution and coverage and reimbursement capabilities. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Despite the implementation of security measures, given the size and complexity of our internal information technology systems and those of our current and future vendors, collaborators and other contractors or consultants, and the increasing amounts of confidential information that we and our affiliated third parties maintain, such information technology systems are still vulnerable to damage or interruption from computer viruses, computer hackers, malicious code, employee error, theft or misuse, denial-of-service attacks, sophisticated nation-state and nation-state-supported actors, unauthorized access, natural disasters, terrorism, war, telecommunication and electrical failures or other compromise. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. As a result of the effects of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. As such, we may experience security breaches that may remain undetected for an extended period. We may be unable to anticipate all types of security threats, or implement preventive measures effective against all such security threats. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection and to remove or obfuscate forensic evidence.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC, may be unable to access undrawn amounts thereunder. Although we are not a borrower or party to any such instruments with SVB, Signature or any other financial institution currently in receivership, if we were to borrow money in the future and if any of our lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay or perform their obligations to us or to enter into new commercial arrangements requiring additional payments to us or additional funding could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry, including for example in the case of First Republic Bank, whose assets were seized by California regulators and put into FDIC receivership on May 1, 2023 and then sold to JP Morgan Chase, and Credit Suisse, which is being acquired by UBS Group AG following the intervention during March 2023 by Swiss regulatory authorities. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

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

The effects of the COVID-19 pandemic, or a future pandemic, epidemic or outbreak of an infectious or highly contagious disease, may materially and adversely affect our business and financial results and could cause a disruption in the development of our product candidates.

Public health crises such as pandemics, including the COVID-19 pandemic or similar outbreaks, could adversely impact our business. For example, in connection with COVID-19, we and our CDMOs and CROs have in the past experienced a reduction in the capacity to undertake research-scale production and to execute some preclinical studies, and we may face future similar disruptions that affect our ability to initiate and complete preclinical studies. We may also encounter disruptions in procuring items that are essential for our research and development activities, such as raw materials used in the manufacture of any product candidates, laboratory supplies used in our preclinical and clinical studies, or animals that are used for preclinical testing for which there are or may be shortages because of ongoing efforts to address COVID-19 or a future health pandemic. The ultimate extent to which COVID-19, or a future outbreak of other highly infectious or contagious diseases, impacts our operations or those of our third-party partners, including our preclinical studies or clinical trial operations, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of an outbreak, actions taken to contain an outbreak or mitigate its impact, and the direct and indirect economic effects of an outbreak and containment measures, among other developments.

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
•
general economic, industry, political and market conditions, including conditions resulting from the effects of the COVID-19 pandemic, high inflation and capital market disruptions, and government macroeconomic policies; and
•
the other factors described in this “Risk factors” section.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the 2008 global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn resulting from the COVID-19 pandemic could result in a variety of risks to our business, including weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. In addition, the current military conflict between Russia and Ukraine could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls or other actions that have been or may be initiated by nations, including the United States or the European Union, or actions taken by Russia (e.g., potential cyberattacks, disruption of energy flows, etc.) could adversely affect our business and/or our supply chain, our CROs, CDMOs and other third parties with which we conduct business. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could impair our ability to achieve our growth strategy, could harm our financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that our current or future service providers, manufacturers or other collaborators may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. We cannot anticipate all of the ways in which the current economic climate, including increasing interest rates and high inflation, and financial market conditions could adversely impact our business.

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

We are an “emerging growth company” (EGC) as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). We may remain an EGC until the end of the year that is the fifth anniversary of the closing of our IPO, although if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of any June 30 before that time or if we have annual gross revenues of $1.235 billion or more in any fiscal year, we would cease to be an EGC as of December 31 of the applicable year. We also would cease to be an EGC if we issue more than $1.0 billion of non-convertible debt over a three-year period. For so long as we remain an EGC, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not EGCs. These exemptions include:

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

Even after we no longer qualify as an EGC, we may continue to qualify as a smaller reporting company, which would allow us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation. In addition, if we are a smaller reporting company with less than $100 million in annual revenue, we would not be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404). In reliance on these exemptions, we have taken advantage of reduced reporting obligations in this Form 10-Q.

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

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law (DGCL), which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business or financial condition. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. A number of other factors could materially adversely affect our business and financial condition including: tax policy initiatives and reforms under consideration (such as those related to the Organization for Economic Co-Operation and Development’s (OECD), Base Erosion and Profit Shifting (BEPS), Project, the European Commission’s state aid investigations and other initiatives), the practices of tax authorities in jurisdictions in which we operate; the resolution of issues arising from tax audits or examinations and any related interest or penalties. Such changes may include (but are not limited to) the taxation of operating income, investment income, dividends received or (in the specific context of withholding tax) dividends paid.

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

As a company that carries out extensive research and development activities, we sought to benefit from the U.K. research and development tax relief programs, being the Small and Medium-sized Enterprises R&D tax relief program (SME Program), and, to the extent that our projects are grant funded or relate to work subcontracted to the company by third parties, the Research and Development Expenditure Credit program (RDEC Program). Under the SME Program, we may be able to surrender the trading losses that arise from our qualifying research and development activities for a cash rebate of approximately 33.4% of the surrenderable losses. The majority of our research and development activities during 2021 were eligible for inclusion within these tax credit cash rebate claims. We may not be able to continue to claim payable research and development tax credits in the future if we cease to qualify as an SME, based on size criteria concerning employee headcount, turnover and gross assets or if we no longer conduct qualifying research and development activities through our wholly-owned subsidiary PepGen Limited. The U.K. Finance Act of 2021 introduced a cap on payable credit claims under the SME Program in excess of £20,000 with effect from April 2021 by reference to, broadly, three times the total PAYE and NICs liability of the company, subject to an exception which prevents the cap from applying. That exception requires the company to be creating, taking steps to create or managing intellectual property, as well as having qualifying research and development expenditure in respect of connected parties which does not exceed 15% of the total qualifying expenditure. If such exception does not apply, this could restrict the amount of credit that we are able to claim. For the six months ended June 30, 2023, our research and development tax credits from the U.K. government were not material as the intellectual property was transferred from our wholly-owned U.K. subsidiary, PepGen Limited, to the parent company, PepGen Inc. in January 2022.

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

Additionally, the use of the U.K. NOL carryforwards could be restricted, under Part 14 of the Corporation Tax Act 2010, if a “change in ownership” of either PepGen Inc. or PepGen Limited were to occur and certain other conditions are met. A “change in ownership” is defined, broadly, as the acquisition by one or more persons of more than half of the ordinary share capital of a company. The use of the U.K. NOL carryforwards could be restricted if, within a certain period of a change in ownership, there is a major change in the conduct of PepGen Limited’s trade, PepGen Limited’s trading activities become small or negligible, or if certain other conditions are met.

Any restructuring or change in the nature of our operations of our company may give rise to tax liabilities and/or restrictions in the amount and/or availability of tax attributes.

We have undergone, and may in the future undertake, changes in the nature or conduct of our operations. For example, pursuant to an asset transfer agreement effective as of January 1, 2022, we effected a novation of all intellectual property assets of our wholly-owned U.K. subsidiary PepGen Limited to PepGen Inc., which resulted in the recording of a tax charge of $3.7 million, including $0.7 million related to an uncertain tax position. Any future actions regarding transfer of assets from our U.K. subsidiary or other international subsidiaries could give rise to tax liabilities for us and/or to the erosion of our tax attributes (such as net operating losses).

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to certain reporting requirements of the Securities Exchange Act of 1934, as amended, (Exchange Act). Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.

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

Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Item 6. Exhibits.

Exhibit Number	Description
3.1*	Third Amended and Restated Certificate of Incorporation of the Company
3.2*	Certificate of Correction to Third Amended and Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on November 7, 2022
3.3*	Amended and Restated By-laws of the Company
4.1*	Amended and Restated Investors' Rights Agreement, dated July 30, 2021, among the Registrant and certain of its stockholders.
4.2*	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-264335).
10.1	Non-Employee Director Compensation Policy, as amended on April 28, 2023
10.2

Amendment No. 1 to the License of Technology Agreement, dated February 12, 2021, by and among Oxford University Innovation Limited, Medical Research Counsel as part of the United Kingdom Research and Innovation and PepGen Limited

10.3	Agreement for Contract Novation, dated January 1, 2022, by and among Oxford University Innovation Limited, United Kingdom Research and Innovation, PepGen Limited and PepGen Inc.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002..
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

PEPGEN INC.

Date: August 8, 2023	By:	/s/ James McArthur
James McArthur
Chief Executive Officer

Date: August 8, 2023	By:	/s/ Noel Donnelly
Noel Donnelly
Chief Financial Officer