Form 10-Q
period 2023-09-30
PepGen Inc.
filed 2023-11-08
CIK 1835597

4

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023, the registrant had 23,813,547 of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PEPGEN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	September 30, 2023 (unaudited)	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$129,538	$181,752
Prepaid expenses and other current assets	3,552	4,331
Total current assets	$133,090	$186,083
Property and equipment, net	$5,042	$3,335
Operating lease right-of-use asset	24,149	26,549
Other assets	1,990	1,473
Total assets	$164,271	$217,440
Liabilities, convertible preferred stock, and stockholders’ equity
Current liabilities:
Accounts payable	$3,989	$1,362
Accrued expenses	13,984	11,913
Operating lease liability	2,982	5,553
Total current liabilities	$20,955	$18,828
Operating lease liability, net of current portion	17,451	18,981
Total liabilities	$38,406	$37,809
Commitments and contingencies (Note 8)
Convertible preferred stock	$—	$—
Stockholders’ equity
Common stock	$2	$2
Additional paid-in capital	287,907	282,566
Accumulated other comprehensive (loss)	(57)	(81)
Accumulated deficit	(161,987)	(102,856)
Total stockholders’ equity	$125,865	$179,631
Total liabilities, convertible preferred stock, and stockholders’ equity	$164,271	$217,440

See accompanying notes to condensed consolidated financial statements.

PEPGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$20,540	$15,964	$51,826	$40,911
General and administrative	4,240	3,590	12,129	10,177
Total operating expenses	$24,780	$19,554	$63,955	$51,088
Operating loss	$(24,780)	$(19,554)	$(63,955)	$(51,088)
Other income (expense)
Interest income	1,578	943	5,054	1,202
Other income (expense), net	(88)	4	(230)	138
Total other income, net	1,490	947	4,824	1,340
Net loss before income tax	$(23,290)	$(18,607)	$(59,131)	$(49,748)
Income tax expense	—	—	—	(4,420)
Net loss	$(23,290)	$(18,607)	$(59,131)	$(54,168)
Net loss per share, basic and diluted	$(0.98)	$(0.79)	$(2.49)	$(4.18)
Weighted-average common shares outstanding, basic and diluted	23,790,430	23,562,395	23,788,950	12,954,925

See accompanying notes to condensed consolidated financial statements.

PEPGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(23,290)	$(18,607)	$(59,131)	$(54,168)
Cumulative translation adjustment arising during the period	(70)	(31)	24	(147)
Comprehensive loss	$(23,360)	$(18,638)	$(59,107)	$(54,315)

See accompanying notes to condensed consolidated financial statements.

PEPGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	Series A-1 Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Series B Convertible Preferred Stock		Class A Common Stock		Additional Paid-in	Accumulated Other Comprehensive (Loss)	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance as of December 31, 2022	—	$—	—	$—	—	$—	23,713,196	$2	$282,566	$(81)	$(102,856)	$179,631
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,348	—	—	1,348
Exercise of Stock Options							68,709	—	130	—	—	130
Net loss	—	—	—	—	—	—	—	—		—	(16,319)	(16,319)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	53	—	53
Balance as of March 31, 2023	—	—	—	—	—	—	23,781,905	2	284,044	(28)	(119,175)	164,843
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,837	—	—	1,837
Exercise of Stock Options	—	—	—	—	—	—	31,642	—	85	—	—	85
Net loss	—	—	—	—	—	—	—	—	—	—	(19,522)	(19,522)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	41	—	41
Balance as of June 30, 2023	—	—	—	—	—	—	23,813,547	2	285,966	13	(138,697)	147,284
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,941	—	—	1,941
Net loss	—	—	—	—	—	—	—	—	—	—	(23,290)	(23,290)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(70)	—	(70)
Balance as of September 30, 2023	—	$—	—	$—	—	$—	23,813,547	$2	$287,907	$(57)	$(161,987)	$125,865

Balance as of December 31, 2021	1,372,970	$8,454	3,939,069	$44,639	7,234,766	$112,083	963,588	$—	$1,653	$17	$(33,752)	(32,082)
Stock-based compensation expense	—	—	—	—	—	—	—	—	815	—	—	815
Net loss	—	—	—	—	—	—	—	—	—	—	(18,246)	(18,246)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(74)	—	(74)
Balance as of March 31, 2022	1,372,970	8,454	3,939,069	44,639	7,234,766	112,083	963,588	—	2,468	(57)	(51,998)	(49,587)
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,228	—	—	1,228
Issuance of Series A-2 stock upon exercise of warrants	—	—	35,529	574	—	—	—	—	—	—	—	-
Conversion of convertible preferred stock upon initial public offering	(1,372,970)	(8,454)	(3,974,598)	(45,213)	(7,234,766)	(112,083)	12,359,856	1	165,751	—	—	165,752
Issuance of Common Stock upon initial public offering, net of underwriters' fees and issuance of costs of $12,684	—	—	—	—	—	—	10,238,951	1	110,182	—	—	110,183
Net loss	—	—	—	—	—	—	—	—	—	—	(17,315)	(17,315)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(42)	—	(42)
Balance as of June 30, 2022	—	—	—	—	—	—	23,562,395	2	279,629	(99)	(69,313)	210,219
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,361	—	—	1,361
Net loss	—	—	—	—	—	—	—	—	—	—	(18,607)	(18,607)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(31)	—	(31)
Balance as of September 30, 2022	—	$—	—	$—	—	$—	23,562,395	$2	280,990	$(130)	$(87,920)	$192,942

See accompanying notes to condensed consolidated financial statements.

PEPGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(59,131)	$(54,168)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	830	348
Stock-based compensation expense	5,126	3,404
Amortization and interest accretion related to operating lease	(212)	—
Change in fair value of preferred stock warrant liability	—	(58)
Other non-cash adjustments	—	136
Changes in operating assets and liabilities:
Other receivables	25	32
Prepaids and other current and non-current assets	732	(879)
Accounts payable	2,561	1,829
Accrued expenses and other non-current liabilities	1,985	3,478
Operating lease liabilities, current and non-current	(1,489)	—
Net cash used in operating activities	$(49,573)	$(45,878)
Cash flows from investing activities:
Purchases of property and equipment	$(2,415)	$(2,653)
Net cash used in investing activities	$(2,415)	$(2,653)
Cash flows from financing activities:
Issuance of common stock upon initial public offering, net of underwriters' fees	$—	$114,267
Payment of offering costs	(430)	(2,697)
Proceeds from the exercise of Series A-2 warrants	—	406
Proceeds from employee equity plans	215	—
Net cash (used in) provided by financing activities	$(215)	$111,976
Effect of exchange rate changes on cash	64	(557)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(52,139)	$62,888
Cash, cash equivalents and restricted cash at beginning of period	183,225	134,368
Cash, cash equivalents and restricted cash at end of period	$131,086	$197,256
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$129,538	$195,783
Restricted cash	1,548	1,473
Total cash, cash equivalents and restricted cash at end of period	$131,086	$197,256
Supplemental noncash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$123	$—
Deferred offering costs in accounts payable	$12	$—

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

Immediately prior to consummation of the IPO, all 12,546,805 outstanding shares of the Company’s redeemable convertible preferred stock, and 35,529 preferred stock warrants that were exercised on May 4, 2022 (see Note 3), converted into 12,359,856 shares of the Company’s common stock. As a result of this conversion, the Company's net loss per share for fiscal periods in 2022, basic and diluted, were significantly different from later filings.

Liquidity and Capital Resources

Since inception, the Company has not generated any revenue from product sales or other sources and has incurred significant operating losses and negative cash flows from operations. The Company’s primary uses of cash and cash equivalents to date have been to fund research and development activities, business planning, establishing and maintaining the Company’s intellectual property portfolio, hiring personnel, leasing premises and associated capital expenditures, raising capital, and providing general and administrative support for these operations. As of September 30, 2023, the Company had an accumulated deficit of $162.0 million. To date, the Company has funded operations primarily through private placements of convertible preferred stock and its IPO. As of September 30, 2023, the Company had cash and cash equivalents of $129.5 million. Based on its current operating plans, the Company believes that its cash and cash equivalents as of September 30, 2023, will be sufficient to fund its currently planned operations for at least the next 12 months from the filing of these condensed consolidated financial statements.

The Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which covers the offering, issuance and sale of an amount up to $300.0 million in the aggregate of shares of common stock, preferred stock, debt securities, warrants, and/or units or any combination thereof, which was declared effective on June 16, 2023. On August 8, 2023, the Company filed a prospectus supplement and entered into an At-the-Market Equity Offering Sales Agreement, or Sales Agreement, with Stifel, Nicolaus & Company, Incorporated, as sales agent, which provides for the issuance and sale by the Company of up to $100.0 million of shares of common stock from time to time in “at-the-market” offerings. The sales agent is entitled to receive a commission of up to 3.0% of gross proceeds from sales under the Sales Agreement. No shares were sold under the Sales Agreement as of September 30, 2023.

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

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with generally accepted accounting principles in the United States of America (GAAP). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB). The condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of September 30, 2023, and results of operations for the interim periods ended September 30, 2023 and September 30, 2022.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and money market accounts. As of September 30, 2023, the Company’s cash and money market accounts were held by four financial institutions in the U.S. and one financial institution in the U.K. At times, the Company’s deposits held in the U.S. and U.K. may exceed the respective insured limits of the Federal Depository Insurance Corporation and Financial Services Compensation Scheme.

Deferred Offering Costs

The Company capitalizes within other long-term assets certain legal, accounting, and other third- party fees that are directly related to the Company’s in-process equity financings, until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds received as a result of the offering. Should a planned equity financing be abandoned, terminated, or significantly delayed, the deferred offering costs are immediately written off to operating expenses. Subsequent to the completion of the IPO in May 2022, deferred offering costs totaling $4.1 million were recorded within stockholders’ equity as a reduction of additional paid-in-capital generated from the initial public offering. As of September 30, 2023, deferred offering costs of $0.4 million were recorded within other assets on the consolidated balance sheets related to the Company's Registration Statement on Form S-3 filed with the SEC on June 2, 2023 and Prospectus Supplement filed on August 8, 2023, or together, the 2023 Registration Statement.

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

Restricted Cash

The Company classifies all cash whose use is limited by contractual provisions as restricted cash. Restricted cash arises from the requirement for the Company to maintain cash of $1.5 million as collateral under a lease agreement. As of September 30, 2023 and December 31, 2022, the Company had $1.5 million of restricted cash classified in other assets on the consolidated balance sheets.

3. Fair Value Measurements

The following tables (in thousands) present information about the Company’s financial assets that have been measured at fair value as of September 30, 2023 and December 31, 2022, and indicate the fair value of the hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	As of September 30, 2023
	Total	Level 1	Level 2	Level 3
US Treasury-backed money market funds	$125,103	$125,103	$—	$—
Total	$125,103	$125,103	$—	$—

	As of December 31, 2022
	Total	Level 1	Level 2	Level 3
US Treasury-backed money market funds	$18,645	$18,645	$—	$—
Total	$18,645	$18,645	$—	$—

Money market funds are highly liquid investments that are valued based on quoted market prices in active markets, which represent a Level 1 measurement within the fair value hierarchy. These money market funds are classified on the balance sheet under cash and cash equivalents.

Preferred stock warrant liability

In connection with the November 24, 2020 Stock Purchase Agreement (Note 8), the Company granted warrants to purchase up to 35,529 shares of Series A-2 convertible preferred stock at a price per share equal to $11.42 and with a term ending upon the earlier of an underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, the consummation of a Deemed Liquidation Event, as such term was defined in the Company’s Restated Certificate of Incorporation or 10 years. As the warrants were for preferred stock, which did not qualify for equity classification, the warrants were recorded as a liability and were required to be remeasured to fair value at each reporting date. The warrants were exercised on May 4, 2022, just prior to the completion of the IPO, for proceeds of $0.4 million. Immediately prior to the consummation of the IPO, the warrants were converted into 34,901 shares of the Company's common stock.

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

Immediately prior to consummation of the IPO, all 35,529 preferred stock warrants were exercised on May 4, 2022 and, converted into 34,901 shares of the Company’s common stock. As such, there was no warrant activity during the three- or nine-months ended September 30, 2023.

4. Property and Equipment, Net

The cost and accumulated depreciation of property and equipment were as follows (in thousands):

	September 30, 2023	December 31, 2022
Lab equipment	$4,821	$2,424
Computer and office equipment	1,315	171
Construction in process	126	1,129
Total property and equipment	6,262	3,724
Less: accumulated depreciation	(1,220)	(389)
Total property and equipment, net	$5,042	$3,335

Depreciation expense was $0.3 million and $0.1 million for the three months ended September 30, 2023 and September 30, 2022, respectively. Depreciation expense was $0.8 million and $0.3 million for the nine months ended September 30, 2023 and September 30, 2022, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Research and development expenses	$10,272	$4,840
Employee-related expenses	1,934	2,440
Taxes payable	—	2,574
Professional Services	753	931
Other	1,025	1,128
Total accrued expenses	$13,984	$11,913

6. Leases

In December 2021, the Company entered into a non-cancellable operating lease agreement, as amended subsequently, or the Harrison Lease, pursuant to which the Company leases 31,668 square feet of office and laboratory space located in Boston, Massachusetts, or the Premises. The Harrison Lease commenced for accounting purposes when the Company gained access to the premises on December 29, 2022 or the Lease Commencement Date. The Harrison Lease has a term of nine years and four months from the lease commencement date. The Company’s obligation for the payment of base rent for the Premises began in May 2023, and is currently $0.2 million per month, increasing up to $0.3 million per month during the term of the Lease. The Company has one option to extend the term of the Harrison Lease, for a period of an additional five years. There was no fixed lease rent expense associated with the Harrison Lease in 2022. As of September 30, 2023, the Harrison Lease was the only lease for which the Company recorded a lease liability and corresponding right-of-use asset.

The landlord has completed significant leasehold improvements to the leased space, a portion of which the Company paid per the terms of the Harrison Lease. The Company paid $2.0 million for the improvements prior to lease commencement in 2022. During the three months ended September 30, 2023, the Company paid $0.5 million for the improvements and $3.4 million during the nine months ended September 30, 2023 for total payments to the landlord for improvements of $5.4 million. The Company has determined that the landlord is the accounting owner of the improvements. Payments made by the Company for the improvements have been included in the calculation of the right-of-use asset and lease liability.

On January 14, 2022, the Company entered into a First Amendment to the Harrison Lease, which updated the Company's pro-rata share of the building premises. On March 27, 2023, the Company entered into a Second Amendment to the Harrison Lease by which the term of the Harrison Lease was extended by two months until May 2032. The Company recorded a $0.3 million reduction to the lease asset and liability during the period to account for this amendment.

During 2022 and the first quarter of 2023, the Company leased office space in Cambridge, Massachusetts, the terms of which were month-to-month, with a 30-day written notice of cancellation. The Company terminated this lease in January 2023. The Company also leased laboratory space at the University of Massachusetts, Mount Ida Campus in Newton, Massachusetts, with an initial lease term from February 1, 2022 to January 31, 2023, which the Company extended until March 2023. The Company also leased space at Innovation Building, University of Oxford in Oxford, United Kingdom. The Company terminated its lease in Oxford in July 2022. All of these leases had terms of under 12 months and are considered short-term lease costs and are not recognized on the condensed consolidated balance sheets.

Summary of lease costs

The components of lease cost were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fixed lease cost	$937	$—	$2,862	$—
Variable lease cost	272	—	709	—
Short-term lease cost	—	370	188	944
Total lease cost	$1,209	$370	$3,759	$944

Supplemental disclosure of cash flow information for the leases follows (in thousands):

September 30, 2023
Operating cash payments for operating leases	$4,562

Cash payments for operating leases during the nine months ended September 30, 2023 related to lease payments and landlord-owned improvements made to the office and lab space prior to the Company obtaining occupancy. These payments were recorded in the right-of-use asset at December 31, 2022.

The remaining lease term for the Harrison Lease is 8.7 years, and the discount rate is 8.0%.

Future minimum lease payments under the non-cancelable operating leases consisted of the following as of September 30, 2023:

Year Ending December 31,	(in thousands)
2023 (October - December)	$736
2024	3,004
2025	3,094
2026	3,187
2027	3,282
Thereafter	15,460
Total future minimum lease payments	$28,763
Less: imputed interest	(8,330)
Present value of lease liability	$20,433

Included in the consolidated balance sheet (in thousands)	September 30, 2023
Lease liability	$2,982
Lease liability, net of current portion	17,451
Total lease liability	$20,433

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

The Company could be required to make milestone payments to the Licensors upon completion of certain patent and commercial milestones related to the patents and commercialization of certain of the Company’s product candidates. The aggregate potential milestone payments are $0.1 million. The Company also agreed to pay the Licensors low single digit royalties on net sales of any licensed products that are commercialized by the Company or sublicensees in excess of a threshold amount between £20 million and £30 million ($24.4 million and $36.7 million as of September 30, 2023), subject to certain adjustments. The term of the License Agreement continues until the later of (i) the date on which all the patents and patent applications covered thereunder have been abandoned or allowed to lapse or expired or been rejected or revoked or (ii) 20 years from the date of the original agreement.

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

Additionally, the Company paid office space rent to OUI through the termination of the lease in July 2022. For the three and nine months ended September 30, 2023 total rent payments were not material. For the three and nine months ended September 30,

2022 total rent expense and other costs paid to OUI and affiliates was $0.1 million and $0.3 million, respectively. As of September 30, 2023 and December 31, 2022, nil was due to OUI by the Company for rent payments.

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

Under the terms of the Services Agreement, the Company compensated Carnot on a fully burdened cost basis for personal time devoted to Company projects. In addition, the Company reimbursed Carnot on a costs basis for any subcontractor costs incurred. The Company paid Carnot on a quarterly basis, in arrears, for services performed and costs incurred. The Services Agreement was for a term of the later of (A) two (2) years and (B) the later of (a) completion of the Services or (b) latest-to-occur delivery of a final report or any other items required to be delivered to the Company under the last ongoing project as part of the services, if any. The Company had the right to terminate the services agreement by giving 30 days’ prior notice and either party could terminate the services agreement for a material breach, if not cured within 30 days following notice by the nonbreaching party. The Services Agreement was terminated on April 15, 2022.

Expenses incurred by the Company under the Services Agreement with Carnot for the three months ended September 30, 2023 and September 30, 2022, were nil and $0.1 million, respectively. Expenses incurred under the Services Agreement with Carnot for the nine months ended September 30, 2023 and September 30, 2022, were nil and $0.1 million, respectively. As of September 30, 2023 and December 31, 2022, the amounts included in accounts payable related to the Services Agreement and owing to Carnot by the Company were nil, respectively.

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

Other

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, the Company agrees to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third-party with respect to the Company’s products. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of September 30, 2023. The Company does not anticipate recognizing any significant losses relating to these arrangements. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements may be unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

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

Common stock

Under the Third Amended and Restated Certificate of Incorporation, dated May 10, 2022, as currently in effect, the Company has the authority to issue a total of 500,000,000 shares of common stock (par value of $0.0001 per share) and 10,000,000 shares of undesignated preferred stock (par value of $0.0001 per share). In connection with the IPO, the Company re-designated all shares of Class A common stock as shares of common stock. Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No cash dividends have been declared by the board of directors during the three and nine months ended September 30, 2023 and September 30, 2022.

The Company has reserved the following shares of common stock for issuance, on an as-converted basis, as follows:

	September 30, 2023	December 31, 2022
Stock options issued and outstanding	4,170,445	3,341,834
Authorized for future stock awards or option grants	1,158,160	901,462
Authorized for future issuance under employee stock purchase plan	226,000	226,000
Total	5,554,605	4,469,296

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

In connection with the vesting restrictions placed on these previously vested shares, the Company was required to determine the measurement date fair value of the shares, which was $2.37 per share or $0.3 million in aggregate. The measurement date fair value of the restricted stock will be recognized as stock-based compensation expense over the vesting period. The final shares subject to restriction were released in November 2022, and as of September 30, 2023 and December 31, 2022, zero shares of restricted stock were subject to repurchase by the Company, respectively.

10. Stock-Based Compensation

The Company maintains three equity compensation plans; the 2020 Stock Plan, or the 2020 Plan, the 2022 Stock Option Incentive Plan, or the 2022 Plan, and the 2022 Employee Stock Purchase Plan, or the ESPP. The number of shares of common stock that may be issued under the 2022 Plan is subject to increase by the number of shares forfeited and not exercised under the 2020 Plan. Additionally, the number of shares reserved for issuance under the 2022 Plan automatically increases on the first day of each fiscal year in an amount equal to the lower of (1) 5% of the shares of common stock outstanding on such date and (2) an amount determined by the Company’s board of directors (the "evergreen provision"). The board of directors has determined not to make any further awards under the 2020 Plan. On January 1, 2023, an additional 1,185,660 shares were added to the 2022 Plan as a result of the evergreen provision. As of September 30, 2023, 1,158,160 shares remained available for grant under the 2022 Plan and 226,000 shares remained available for issuance under the ESPP.

Stock Option Activity

Stock option activity under the 2020 Plan and the 2022 Plan, is as follows:

	Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2022	3,341,834	$9.52
Granted	1,338,600	$14.27
Exercised	(100,351)	$2.12
Canceled/Forfeited	(409,638)	$12.17
Outstanding as of September 30, 2023	4,170,445	$10.96

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2023 was $8.90 per share.

Stock-Based Compensation Expense

Stock based compensation expense recognized for stock option grants included in the accompanying condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$785	$557	$2,167	$1,185
General and administrative	1,156	804	2,959	2,219
Total stock-based compensation expense	$1,941	$1,361	$5,126	$3,404

The Company had 4,170,445 unvested stock options outstanding as of September 30, 2023. As of September 30, 2023, total unrecognized compensation cost related to stock options was $22.1 million. This amount is expected to be recognized over a weighted average period of approximately 2.67 years.

11. Income Taxes

The Company recorded income tax expense of nil for the three and nine months ended September 30, 2023, nil for the three months ended September 30, 2022 and $4.4 million for the nine months ended September 30, 2022. The income tax expense for the nine months ended September 30, 2022 was due to the intellectual property (IP) transfer noted in the paragraph below.

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

The Company recognizes the impact of an uncertain income tax position taken on its income tax returns at the amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will be recognized if it has less than a 50% likelihood of being sustained. The tax positions are analyzed at least quarterly, and adjustments are made as events occur that warrant adjustments for those positions. As of September 30, 2023, the Company has a liability for the uncertain tax position relative to the IP transfer of $0.7 million recorded.

The transfer of the intellectual property assets resulted in an estimated tax charge during the nine months ended September 30, 2022 to His Majesty’s Revenue & Customs (HMRC), after considering net operating loss carryforwards, of $4.4 million, inclusive of the $0.7 million uncertain tax position. The Company paid amounts owed to HMRC in September 2023 and now only maintains the liability for uncertain tax position as of September 30, 2023 which is accounted for in accrued expenses on the condensed consolidated balance sheet.

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

Overview

We are a clinical-stage biotechnology company advancing the next generation of oligonucleotide therapeutics with the goal of transforming the treatment of severe neuromuscular and neurologic diseases. Our Enhanced Delivery Oligonucleotide, or EDO, platform is founded on over a decade of research and development and leverages cell-penetrating peptides to improve the uptake and activity of conjugated oligonucleotide therapeutics. This technology was initially developed through a collaboration between researchers at the University of Oxford and the Medical Research Council of United Kingdom Research and Innovation. We have in-licensed an extensive patent portfolio from these institutions to support the further advancement and potential commercialization of our EDO platform. Our EDO peptides are engineered to optimize tissue penetration, cellular uptake and nuclear delivery, and in preclinical studies we have observed their ability to transport oligonucleotides into a broad range of target tissues, including smooth, skeletal, and cardiac muscle and the central nervous system, or CNS. We have also seen robust delivery of oligonucleotides to skeletal muscle in a clinical trial. Furthermore, the high levels of pharmacological activity observed in clinical and preclinical studies support our belief that our EDO platform technology has the potential to deliver therapeutic agents to the cell nucleus. Using these EDO peptides, we are generating a pipeline of oligonucleotide product candidates that target the root cause of serious diseases and have progressed two of these candidates into clinical trials.

PGN-EDO51

We completed a first-in-human Phase 1 clinical trial in healthy volunteers, or HVs, with our lead product candidate, PGN-EDO51, in the third quarter of 2022. We are developing PGN-EDO51 to treat individuals with Duchenne muscular dystrophy (DMD) whose mutations are amenable to an exon 51-skipping therapeutic approach. An exon is a segment of a gene that – together with other exons – contains the genetic code that is translated into a protein. Exon skipping is a therapeutic mechanism that enables mutations in the gene to be bypassed, thereby repairing this code and enabling production of a truncated, yet functional version of the target protein. In a Phase 1 clinical trial, treatment with PGN-EDO51 resulted in the highest levels of exon skipping and oligonucleotide delivery in humans following a single dose when compared to publicly available data for other approaches. In non-human primate (NHP) studies, PGN-EDO51 at a dose of 30 mg/kg achieved over 70% exon 51 skipping in skeletal muscle, including diaphragm, and in mdx mouse studies dystrophin levels of over 80% were observed in skeletal muscle following a single 60 mg/kg dose of PGN-EDO23, the murine analogue of PGN-EDO51. These results represent the highest level of exon 51 skipping in NHP skeletal muscle at tolerable target dose levels, and the highest level of dystrophin production in mdx mice skeletal muscle, when compared to clinical-stage DMD therapeutic candidates. In addition, in head-to-head NHP studies, we observed that PGN-EDO51 had greater activity than R6G-PMO, which we believe to be structurally equivalent to Sarepta Therapeutics, Inc.’s (Sarepta's), SRP-5051, the most clinically advanced peptide-antisense oligonucleotide conjugate. Our Phase 1 clinical trial also indicated that PGN-EDO51 was generally well-tolerated at pharmacologically active dose levels.

Our clinical development program for PGN-EDO51 comprises two parallel Phase 2 studies of PGN-EDO51 in DMD patients whose disease is amenable to an exon 51 skipping approach. The first study, CONNECT1-EDO51, is an open-label, multiple ascending dose (MAD) Phase 2 study for which a Clinical Trial Application (CTA) was cleared by Health Canada in May 2023. We anticipate dosing patients in CONNECT1-EDO51 in Canada in the fourth quarter of 2023 or early in the first quarter of 2024. We anticipate proof-of-concept data, including exon skipping and dystrophin data, as well as safety data, at the 5 mg/kg PGN-EDO51 dose level for exon 51-skipping amenable DMD patients in the CONNECT1-EDO51 clinical study in mid-2024.

The second study, CONNECT2-EDO51, is expected to be a Phase 2, multinational, randomized, double-blind, placebo-controlled MAD study, now anticipated to be initiated in the first quarter of 2024 in boys and young men living with DMD, pending clearance by the U.S. Food and Drug Administration (FDA), of an Investigational New Drug (IND) application, or clearance by the Medicines and Healthcare products Regulatory Agency (MHRA), the European Medicines Agency (EMA), or Health Canada, of a CTA filing. Learnings from the open label study will inform the conduct of the CONNECT2-EDO51 study, which is designed to support a potential accelerated or conditional approval pathway for PGN-EDO51, pending alignment with regulatory authorities. Building on the high levels of exon skipping and tissue concentration observed in our preclinical studies and Phase 1 trial, we believe that repeat dosing of PGN-EDO51 may lead to therapeutically relevant accumulation of exon 51 skipped transcript and an associated increase in dystrophin protein in patients, which may in turn drive meaningful clinical benefit for those who live with this devastating, progressive, life-shortening disease.

PGN-EDODM1

We are also developing PGN-EDODM1 for the treatment of myotonic dystrophy type 1 (DM1) and are utilizing what we believe to be a unique mechanism of action compared to other approaches in clinical development. The therapeutic oligonucleotide component of PGN-EDODM1 is engineered to bind to the cytosine-uracil-guanine (CUG) repeat expansion present in the DMPK mRNA of DM1 patients, thus reducing the ability of these trinucleotide repeats to sequester MBNL1, a critical splicing factor. The liberation of MBNL1 in turn leads to the correction of downstream mis-splicing events that drive the pathology of DM1, and thus this approach – which is not designed to knock down DMPK– has the potential to directly address the underlying genetic defect central to this disease. Treatment with PGN-EDODM1 resulted in the robust correction of mis-splicing in preclinical models with both long and short CTG repeats, including in the HSALR mouse model, where complete reversal of myotonia was also observed following a single dose. Furthermore, the oligonucleotide concentrations that were observed to be pharmacologically active in this mouse model of DM1 were found to be comparable to the tissue concentrations of oligonucleotide in human muscle observed in our clinical trial of PGN-EDO51. We also demonstrated improvement of DM1 pathology, a dose-dependent increase in mis-splicing correction, and resolution of myotonia following repeat dosing of PGN-EDODM1 every 4 weeks in HSALR mice.

Our FREEDOM-DM1 study is a randomized, double-blind, placebo-controlled, single ascending dose (SAD) study, designed to assess PGN-EDODM1's safety and tolerability, correction of mis-splicing, and functional outcome measures. We continue to pursue our strategy of opening our Phase 1 FREEDOM-EDODM1 in multiple geographies. In September 2023, we announced clearance of our CTA by Health Canada to initiate the FREEDOM-DM1 Phase 1 study of PGN-EDODM1 in patients with DM1 in Canada. In October 2023, we announced clearance by the FDA of our IND application to initiate FREEDOM-DM1 in patients with DM1 in the U.S. following a clinical hold that we announced in May 2023 which has now been lifted. Additionally, in September 2023, the FDA granted Orphan Drug Designation to PGN-EDODM1 for the treatment of DM1. Sites in both the U.S. and Canada will evaluate PGN-EDODM1 in 3 cohorts of 5 mg/kg, 10 mg/kg, and 20 mg/kg dose levels. The decision to advance to the next dose level will be contingent upon the evaluation of safety data derived from previous dose cohorts . The Company expects to report initial proof-of-concept data, including transcript mis-splicing correction and clinical functional outcome measures, as well as safety and tolerability data, for DM1 patients in the FREEDOM-DM1 clinical study in 2024.

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

On August 8, 2023, we entered into an At-the-Market Equity Offering Sales Agreement, or Sales Agreement, with Stifel, Nicolaus & Company, Incorporated, as sales agent, which provides for the issuance and sale by us of up to $100.0 million of shares of our common stock from time to time in “at-the-market” offerings. The sales agent is entitled to receive a commission of up to 3.0% of gross proceeds from sales under the Sales Agreement. No shares were sold under the Sales Agreement as of September 30, 2023.

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

We have incurred operating losses in each year since our inception. Our net losses were $59.1 million and $54.2 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. As of September 30, 2023, we had cash and cash equivalents of $129.5 million. As of September 30, 2023, we had an accumulated deficit of $162.0 million. We expect our expenses and operating losses will continue to increase as we conduct our ongoing preclinical studies and current and planned clinical trials, continue our research and development activities, utilize third parties to manufacture our product candidates and related raw materials, hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with an exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs. In addition, we have several development, regulatory and commercial milestone payment obligations under our licensing arrangements. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies and current and planned clinical trials and our expenditures on other research and development activities.

Based upon our current operating plans, we believe that the estimated net proceeds of our IPO, together with our existing cash and cash equivalents, will be sufficient to fund our currently planned operations into 2025. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which will not be for at least the next several years, if ever. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2023 and September 30, 2022, respectively. The direct external development program expenses reflect external costs attributable to our product candidates in clinical development and preclinical candidates selected for further development. Our internal resources, personnel and infrastructure are not directly tied to any one research or drug discovery program and are typically deployed across multiple programs. As such, we do not track internal expenses on a program-specific basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
External expenses:
PGN-EDO51	$7,790	$8,285	$16,146	$17,929
PGN-EDODM1	5,154	2,436	12,588	6,743
Other programs and unallocated expenses	699	968	3,907	4,121
Total external expense	13,643	11,689	32,641	28,793
Internal expenses:
Personnel-related (including stock-based compensation)	4,629	3,010	12,001	7,498
Other	2,268	1,265	7,184	4,620
Total research and development expenses	$20,540	$15,964	$51,826	$40,911

We plan to continue to increase our research and development expenses in the remainder of 2023 as we conduct our planned CONNECT1-EDO51 Phase 2 clinical trial, our planned CONNECT2-EDO51 Phase 2 clinical trial, our FREEDOM-EDODM1 Phase 1 clinical trial for PGN-EDODM1, continue to conduct our ongoing research and development activities, and advance our preclinical research programs toward clinical development, including conducting IND- and CTA-enabling studies. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving marketing approval for any of our product candidates.

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

Our future development costs may vary significantly based on factors such as:

•
the status of clinical trials, animal and other preclinical studies and IND- or CTA-enabling studies;
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

We anticipate that our general and administrative expenses will remain consistent through the end of 2023 to support our continued research and development activities. We also anticipate expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with our exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs associated with operating as a public company will remain consistent in 2024.

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

Income Taxes

We have not recorded a U.S. provision for federal or state income taxes as we have no revenue and have incurred losses since inception. During the three and nine months ended September 30, 2023, we recorded nil, for the three months ended September 30, 2022, we recorded nil and we recorded $4.4 million for the nine months ended September 30, 2022, in taxes associated with the transfer of our intellectual property assets from our wholly owned subsidiary, PepGen Limited, to the parent company, PepGen Inc.

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and September 30, 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and September 30, 2022 (in thousands):

	Three Months Ended September 30,		Period-to-
	2023	2022	Period Change
Operating expenses:
Research and development	$20,540	$15,964	$4,576
General and administrative	4,240	3,590	650
Total operating expenses	$24,780	$19,554	$5,226
Operating loss	$(24,780)	$(19,554)	$(5,226)
Other income (expense), net
Interest income	1,578	943	635
Other income (expense), net	(88)	4	(92)
Total other income (expense), net	1,490	947	$543
Net loss before income tax	$(23,290)	$(18,607)	$(4,683)
Income tax expense	—	—	—
Net loss	$(23,290)	$(18,607)	$(4,683)

Research and Development Expenses

Research and development expenses increased by $4.5 million from $16.0 million for the three months ended September 30, 2022, to $20.5 million for the three months ended September 30, 2023. This increase was attributable to spend related to the advancement of our two lead programs into clinical trials, including a $1.2 million increase in preclinical and manufacturing costs, a $1.1 million increase in clinical trial expense costs, a $1.6 million increase in personnel-related costs due to increased headcount, including an increase of $0.2 million in stock-based compensation expense, and a $0.9 million increase in facility and office related expenses related to rent expense on our Harrison Lease. These increases were partially offset by a $0.3 million decrease in consultant costs from the prior year.

General and Administrative Expenses

General and administrative expenses increased by $0.6 million from $3.6 million for the three months ended September 30, 2022, to $4.2 million for the three months ended September 30, 2023. The increase was primarily driven by an increase of $0.6 million in personnel-related costs due to increased headcount after our IPO, including $0.4 million in stock-based compensation expense, and an increase of $0.4 million in facility and office related expenses related to rent expense on our Harrison Lease. These increases are partially offset by a decrease of $0.3 million decrease in consultant costs from the prior year.

Other Income (Expense), Net

Other income (expense), net was income of $1.5 million for the three months ended September 30, 2023 compared to income of $0.9 million for the three months ended September 30, 2022. The increase was primarily driven by interest earned through our cash deposits and U.S. Treasury-backed money market funds.

Income Tax Expense

Income tax expense was nil for the three months ended September 30, 2023 and September 30, 2022.

Comparison of the Nine Months Ended September 30, 2023 and September 30, 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and September 30, 2022 (in thousands):

	Nine Months Ended September 30,		Period-to-
	2023	2022	Period Change
Operating expenses:
Research and development	$51,826	$40,911	$10,915
General and administrative	12,129	10,177	1,952
Total operating expenses	$63,955	$51,088	$12,867
Operating loss	$(63,955)	$(51,088)	$(12,867)
Other income (expense), net
Interest income	5,054	1,202	3,852
Other income (expense), net	(230)	138	(368)
Total other income (expense), net	$4,824	$1,340	$3,484
Net loss before income tax	$(59,131)	$(49,748)	$(9,383)
Income tax expense	—	(4,420)	4,420
Net loss	$(59,131)	$(54,168)	$(4,963)

Research and Development Expenses

Research and development expenses increased by $10.9 million from $40.9 million for the nine months ended September 30, 2022, to $51.8 million for the nine months ended September 30, 2023. This increase was attributable to spend related to the advancement of our two lead programs into clinical trials, including a $2.6 million increase in preclinical and manufacturing costs, a $1.2 million increase in clinical trial expenses, a $4.5 million increase in personnel-related costs due to increased headcount, including an increase of $1.0 million in stock-based compensation expense, a $3.6 million increase in facility and office related expenses related to rent expense on our Harrison Lease, and a $0.3 million increase in depreciation expense following the move to our new lab space in March 2023. These increases were partially offset by a $1.5 million decrease in other research and development costs related to the OUI exit fee that was expensed upon completion of our IPO in the prior year.

General and Administrative Expenses

General and administrative expenses increased by $1.9 million from $10.2 million for the nine months ended September 30, 2022, to $12.1 million for the nine months ended September 30, 2023. The increase was primarily driven by an increase of $1.3 million in personnel-related costs due to increased headcount, including $0.7 million in stock-based compensation expense, an increase of $1.1 million in facility and office related expenses related to rent expense on our Harrison Lease, and an increase of $0.4 million in expense related to D&O insurance. These increases were partially offset by a $0.8 million decrease in consulting and legal expense.

Other Income (Expense), Net

Other income (expense), net was income of $4.8 million for the nine months ended September 30, 2023 compared to income of $1.3 million for the nine months ended September 30, 2022. The increase was primarily driven by interest earned through our cash deposits and U.S. Treasury-backed money market funds.

Income Tax Expense

Income tax expense decreased by $4.4 million from $4.4 million for the nine months ended September 30, 2022, to nil for the nine months ended September 30, 2023 due to the transfer of all intellectual property assets from PepGen Limited to the parent company, PepGen Inc., pursuant to an asset transfer agreement, effective January 1, 2022. The transfer of the intellectual property assets resulted in a tax liability to His Majesty’s Revenue & Customs of $4.4 million.

Liquidity and Capital Resources

Sources of Liquidity

From our inception in January 2018 through September 30, 2023, we have funded our operations primarily through the sale of our common stock and convertible preferred stock. We received aggregate gross proceeds of $163.9 million from these sales prior to our IPO. Additionally, in May 2022, we received gross proceeds from our IPO of $108.0 million, and $14.9 million when the underwriters partially exercised their option to purchase 1,350,000 additional shares of common stock.

We filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which covers the offering, issuance and sale of an amount up to $300.0 million in the aggregate of shares of our common stock, preferred stock, debt securities, warrants, and/or units or any combination thereof, which was declared effective on June 16, 2023.

On August 8, 2023, we entered into the Sales Agreement. No shares were sold under the Sales Agreement as of September 30, 2023.

Future Funding Requirements

As of September 30, 2023 we had cash and cash equivalents in the amount of $129.5 million. Based on our current operating plans, we believe that our existing cash and cash equivalents will be sufficient to fund our operations into 2025. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

Our future capital requirements will depend on many factors, including but not limited to:

•
the type, number, scope, progress, expansions, results, costs, and timing of, discovery, preclinical studies and clinical trials of our product candidates which we are pursuing or may choose to pursue in the future;
•
the timely initiation of a clinical trial with PGN-EDODM1 in the United States following FDA’s lift of the clinical hold in October 2023;
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

Cash Flows

The following table sets forth a summary of the net cash flow activity for the nine months ended September 30, 2023 and September 30, 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(49,573)	$(45,878)
Investing activities	(2,415)	(2,653)
Financing activities	(215)	111,976
Effect of exchange rate changes on cash	64	(557)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(52,139)	$62,888

Operating Activities

For the nine months ended September 30, 2023, net cash used in operating activities was $49.6 million resulting from our net loss of $59.1 million partially offset by non-cash charges of $5.7 million and changes in our operating assets and liabilities of $3.7 million. The net changes in our operating assets and liabilities were primarily due to an increase in accounts payable of $2.6 million, accrued expenses of $2.0 million, and prepaids and other assets of $0.7 million, and a decrease in operating lease liabilities of $1.5 million. The non-cash charges included $5.1 million of stock-based compensation, $0.8 million of depreciation expense, and $0.2 million of amortization and interest accretion on our operating lease.

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

Investing Activities

Net cash used in investing activities was $2.4 million during the nine months ended September 30, 2023 as compared to $2.7 million during the nine months ended September 30, 2022. Cash used for investing activities was related to the purchase of property and equipment, primarily associated with building lab space at our new Boston headquarters.

Financing Activities

Net cash used in financing activities was $0.2 million during the nine months ended September 30, 2023 related to the payment of deferred offering costs related to the 2023 Registration Statement partially offset by proceeds from employee equity plans.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of September 30, 2023, we had $129.5 million in cash and cash equivalents, consisting of cash in a readily available checking account and U.S. treasury-backed money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term maturities of our investments, we believe a hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would not have had a material impact on our financial results.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and money market accounts. As of September 30, 2023, the Company’s cash and money market accounts were held by four financial institutions in the U.S. and one financial institution in the U.K. At times, the Company’s deposits held in the U.S. and U.K. may exceed the respective insured limits of the Federal Depository Insurance Corporation and Financial Services Compensation Scheme.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be a party to litigation or subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. As of September 30, 2023, we were not a party to any material legal proceedings.

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

Since inception, we have incurred significant operating losses. Our net losses were $59.1 million and $54.2 million for the nine-months ended September 30, 2023 and September 30, 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $162.0 million. To date, we have financed our operations primarily with the proceeds raised from the sale of our convertible preferred stock in private placements and common stock in our initial public offering. We have devoted substantially all of our financial resources and efforts to research and development activities, business planning, establishing and maintaining our intellectual property portfolio, acquiring and developing product and technology rights, hiring personnel, leasing premises and associated capital expenditures, raising capital, and providing general and administrative support for these operations. We are still in the early stages of development of our programs and have only advanced one product candidate into clinical development. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

•
complete preclinical activities for our programs in DMD and DM1 and continue to advance them into and through clinical development;
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

While we have completed our Phase 1 clinical trial for PGN-EDO51 and initiated a Phase 2 clinical trial for PGN-EDO51 and our Phase 1 clinical trial for PGN-EDODM1, we expect that it will be many years, if ever, before we have a product candidate ready for commercialization. To become and remain profitable, we must succeed in developing, obtaining the necessary regulatory approvals for and eventually commercializing a product or products that generate significant revenue. The ability to achieve this success will require us to be effective in a range of challenging activities, including:

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

We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. We completed a Phase 1 clinical trial for our first product candidate, PGN-EDO51 and initiated a Phase 2 clinical trial for PGN-EDO51 as well as a Phase 1 clinical trial for PGN-EDODM1. Because of the numerous risks and uncertainties associated with product development, we are unable to accurately estimate or know the nature, timing or costs of the efforts that will be necessary to complete the preclinical and clinical development and commercialization of our product candidates or when, or if, we will be able to generate revenues or achieve profitability.

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

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we identify, continue the research and development of, continue preclinical testing and initiate clinical trials of, arrange for the manufacturing of, and potentially seek marketing approval for any product candidates that successfully completes clinical testing. To date, we have only completed a Phase 1 clinical trial for our first product candidate, PGN-EDO51 and initiated a Phase 2 clinical trial for PGN-EDO51 as well as a Phase 1 clinical trial for our second product candidate, PGN-EDODM1. In addition, if we obtain marketing approval for any product candidate, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed, on attractive terms or at all, we may be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of September 30, 2023, we had cash and cash equivalents of $129.5 million. In July 2021, we raised aggregate gross proceeds of $21.0 million from the final milestone closing of our Series A-2 convertible preferred stock and aggregate gross proceeds of $112.5 million from the private placement of our Series B convertible preferred stock. In addition, in May 2022, we raised aggregate gross proceeds of $122.9 million from our IPO.

Based on our current operating plans, we believe that our cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into 2025. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors, including factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect and could be forced to seek additional funding sooner than planned.

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

We commenced operations in 2018, have no products approved for commercial sale and have not generated any revenue from product sales. To date, our operations have been limited to organizing and staffing our company, business planning, executing collaborations, raising capital, licensing, conducting research activities, conducting preclinical studies of our programs and clinical trials of our product candidates, filing and prosecuting patent applications and providing general and administrative support for these operations. One of our product candidates, PGN-EDO51, completed a Phase 1 clinical trial and we initiated a Phase 2 clinical trial of PGN-EDO51 in DMD patients amenable to exon 51 skipping, as well as a Phase 1 clinical trial for another product candidate, PGN-EDODM1 in DM1 patients. All of our other research programs are still in the research or preclinical stage of development, and their risk of failure is high. We have not yet demonstrated our ability to successfully complete clinical trials consistently, obtain marketing approvals, manufacture product on a commercial scale or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

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

Risks Related to Discovery, Development, Preclinical and Clinical Testing

We are early in our development efforts. We have only completed a Phase 1 clinical trial of one product candidate and initiated a Phase 1 clinical trial of a second product candidate as well as a Phase 2 clinical trial of our lead product candidate, and as a result it will be years before we commercialize a product candidate, if ever. If we are unable to advance our product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts and have invested our research efforts to date in developing our EDO platform. We have a portfolio of research programs and we have two product candidates in clinical trials —PGN-EDO51 for DMD and PGN-EDODM1 for DM1. We have completed a Phase 1 clinical trial for our first product candidate, PGN-EDO51, and plan to initiate two Phase 2 studies of this product candidate, designated CONNECT1-EDO51 and CONNECT2-EDO51, respectively. We have initiated our Phase 2 CONNECT1-EDO51 trial for PGN-EDO51 in Canada, and anticipate dosing patients in the fourth quarter of 2023 or early in the first quarter of 2024. We anticipate initiating our multinational Phase 2 CONNECT2-EDO51 trial for PGN-EDO51 in the first quarter of 2024. We have initiated a Phase 1 clinical trial for our second product candidate, PGN-EDODM1.

In addition to these lead candidates, we are developing EDO therapeutics for additional DMD populations amenable to exon skipping populations, including exon 53, 45 and 44, and have observed robust exon skipping levels in NHP for our PGN-EDO53 program, and in wild-type human cells for our PGN-EDO45 and PGN-EDO44 programs. We have also initiated research efforts for additional indications, including neuromuscular diseases and neurologic disorders, and from this pipeline of candidates for DMD and other diseases we anticipate advancing one or more additional programs into CTA and/or IND-enabling studies in 2024. We have not completed IND- or CTA-enabling activities for any of our other product candidates or advanced any of our other product candidates into clinical trials. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

Commencing clinical trials in the United States is subject to authorization by the FDA, of an IND and finalizing the trial design based on discussions with the FDA and other regulatory authorities. In the event that the FDA requires us to complete additional preclinical studies or we are required to satisfy other FDA or other regulator requests prior to commencing clinical trials, the start of our clinical trials may be delayed. For example, in May 2023, we announced that FDA had placed a clinical hold on our planned Phase 1 FREEDOM-EDODM1 clinical trial of PGN-EDODM1 in the United States. We submitted a response to the FDA and in October

2023, we announced that FDA had lifted the clinical hold, allowing us to initiate FREEDOM-EDODM1 in the U.S. Even after initiating FREEDOM-EDODM1 in the U.S., the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence any clinical trial, including with respect to PGN-EDODM1, or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect. There are equivalent processes and risks applicable to CTAs in other countries, including Canada and countries in the Europe.

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

Our lead product candidates are currently in clinical-stage development, while our other product candidates are still in the research or preclinical stage of development and our approach to treating muscle disease is unproven. Our research programs may fail to identify potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates and our potential product candidates may be shown to have harmful side effects in preclinical in vitro experiments or in vivo animal model studies and in future clinical studies. In addition, our potential product candidates may not show promising signals of therapeutic effect in such experiments, studies or they may have other characteristics that may make the product candidates impractical to manufacture, unmarketable or unlikely to receive marketing approval. Further, because all of our development programs are based on our EDO platform, adverse developments with respect to one of our programs may have a significant adverse impact on the actual or perceived likelihood of success and value of our other programs.

We have advanced our lead product candidates, PGN-EDO51 and PGN-EDODM1, into the clinic, and have completed a Phase 1 trial of PGN-EDO51 in HVs. However, the positive results we have observed in the completed Phase 1 trial may not be repeated in future clinical trials and regulatory authorities may disagree with the interpretation of data from our trials.

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

The risk of failure in developing product candidates is high. It is impossible to predict when or if any product candidate would prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development, obtain regulatory authorization to commence clinical trials, and then conduct extensive clinical trials to demonstrate the safety and efficacy of product candidates in humans. To date, we have only completed a Phase 1 clinical trial of PGN-EDO51 and initiated a Phase 1 clinical trial of PGN-EDODM1 and a Phase 2 clinical trial of PGN-EDO51.

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

Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support clearance of our INDs, CTAs and other similar regulatory filings. We cannot be certain if the outcome of our preclinical studies and clinical trials will ultimately support further development of our product candidates or future programs. Although we have completed a Phase 1 study of our lead product candidate, PGN-EDO51, and initiated a Phase 1 clinical trial of our second candidate, PGN-EDODM1, we cannot be certain of the completion or outcome of our preclinical testing and studies for our other product candidates and cannot predict whether the FDA, EMA or comparable foreign regulatory authorities will accept our proposed clinical programs or whether the outcome of our preclinical testing and studies will ultimately support the further development of our other product candidates. Conducting preclinical testing is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity and novelty of the program, and often can be several years or more per program. In addition, the progress and timing of our preclinical studies, including pharmacology and toxicology studies, may be impacted by the limited supply of NHPs needed for such studies. As a result, we cannot be sure that we will be able to submit INDs, CTAs and other similar regulatory filings for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of such regulatory filings will result in the FDA, European Medicines Agency, or EMA, or comparable foreign regulatory authorities allowing clinical trials to begin. For example, in May 2023, we announced that we received a clinical hold notice from the FDA regarding our IND application to initiate our Phase 1 FREEDOM-EDODM1 study, and in June 2023, we provided an update on our plans with respect to this program. In October 2023, we announced that the FDA lifted the clinical hold on our Phase 1 FREEDOM-EDODM1 study, allowing this study to proceed in the U.S.

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

In addition, disruptions caused by the effects of the COVID-19 pandemic, or any future pandemics, may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials.

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

We are in the early stages of our programs and have successfully completed a Phase 1 clinical trial in Canada for our lead product candidate, PGN-EDO51, and have initiated a Phase 1 clinical trial for our PGN-EDODM1 product candidate, but we have not completed IND- or CTA-enabling activities for our other product candidates or advanced any other product candidates into clinical development. As a result, our belief in the capabilities of our platform is based on early research, preclinical studies and our completed Phase 1 clinical trial. However, the results of preclinical studies may not be predictive of the results of later preclinical studies or clinical trials, and the results of any early-stage clinical trials may not be predictive of the results of later clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Our clinical trials may not ultimately be successful or support further clinical development of our product candidates. There is a high failure rate for product candidates proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any such setbacks in our clinical development could materially harm our business and results of operations.

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
•
ability to monitor patients adequately during and after treatment; and
•
other factors outside of our control, such as the potential effects of the COVID-19 pandemic or a future pandemic or health crisis.

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

If any of our product candidates cause undesirable side effects or have other unexpected adverse properties, such side effects or properties could delay or prevent the initiation or completion of clinical trials, regulatory approval, limit the commercial potential or result in significant negative consequences following any potential marketing approval.

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

Despite the outcome of our Phase 1 clinical trial of PGN-EDO51, results of our planned clinical trials for PGN-EDO51 or any other product candidate could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics than previously anticipated. If any product candidates we develop are associated with serious adverse events, undesirable side effects or unexpected characteristics, we may need to abandon their development or limit development to certain uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, any of which would have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, regulatory authorities may draw different conclusions, require additional testing to confirm these determinations, require more restrictive labeling or deny regulatory approval of the product candidate. Many product candidates that initially showed promise in early-stage testing have later been found to cause side effects that prevented further clinical development of the product candidates.

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

We conducted our first clinical trial in Canada, and we intend to conduct one or more of our subsequent clinical trials for our product candidates outside the United States, including our CONNECT1-EDO51 trial in Canada along with certain sites for our FREEDOM-DM1 clinical trial. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. Where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. For studies that are conducted only at sites outside of the United States and not subject to an IND, the FDA generally does not provide advance comment on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical trial was inadequate, which could require us to conduct additional clinical trials. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. There can be no assurance the FDA will accept data from clinical trials conducted outside of the United States. If the FDA does not accept data from our clinical trials of our product candidates, it would likely result in the need for additional clinical trials, which would be costly and time consuming and delay or permanently halt our development of our product candidates.

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

We currently depend on a small number of third-party suppliers to supply the product candidates that we are evaluating in our research programs. The loss of these or future third-party suppliers, or their inability to provide us with sufficient supply, could harm our business.

We do not own or operate manufacturing facilities and have no current plans to develop our own clinical or commercial-scale manufacturing capabilities. We rely on a small number of third-party suppliers for the manufacture of the product candidates that we are evaluating in our research programs. We expect to continue to depend on third-party suppliers for the manufacture of any product candidates we advance into preclinical and clinical development, as well as for commercial manufacture if those product candidates receive marketing approval. The facilities used by third-party manufacturers to manufacture our product candidates must be approved by the FDA, the EMA and any comparable foreign regulatory authority pursuant to inspections that will be conducted after we submit an NDA, to the FDA or any comparable filing to the EMA or other foreign regulatory authority. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP requirements for the manufacture of products. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, the EMA or any comparable foreign regulatory authority, we may incur delays in our clinical trials or regulatory submissions and they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities.

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

Our or a third party’s failure to execute on our manufacturing requirements on commercially reasonable terms and in compliance with cGMP could adversely affect our business in a number of ways, including:

•
an inability to initiate or conduct preclinical studies or clinical trials of product candidates;
•
delays in initiating or completing preclinical studies or clinical trials of product candidates or in submitting regulatory applications, or receiving marketing approvals, for product candidates;
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

Risks Related to Regulatory Approval and Other Regulatory and Legal Compliance Matters

Our lead product candidates are in clinical development, while all of our other product candidates are still in preclinical development. As an organization, we have only completed one clinical trial and initiated one other Phase 1 clinical trial and one

Phase 2 clinical trial and may be unable to do so for any of our other product candidates nor carry out or complete further studies for our lead candidate.

Although we are currently in clinical development for our first product candidate, we have no experience as a company in conducting, completing and managing the full suite of clinical trials necessary to obtain regulatory approvals, including approval by the FDA, the EMA or comparable foreign regulatory authorities, or in obtaining approval of any of our product candidates. We are early in our development efforts for our product candidates, and we have successfully completed a Phase 1 clinical trial and initiated a Phase 2 trial for our lead product candidate, PGN-EDO51, and initiated a Phase 1 clinical trial for our second product candidate, PGN-EDODM1. We will need to successfully complete IND- or CTA-enabling activities, early-stage, later-stage and pivotal clinical trials, in order to obtain FDA, EMA or comparable foreign regulatory approval to market PGN-EDO51, PGN-EDODM1, PGN-EDO53, PGN-EDO45, PGN-EDO44 and any future product candidates.

Carrying out clinical trials and the submission of a successful NDA is a complicated process. We completed our first Phase 1 clinical trial for PGN-EDO51 in the third quarter of 2022, and on May 18, 2023 we announced the approval by Health Canada of the Clinical Trial Application for our Phase 2 CONNECT1-EDO51 study to begin an open label, multiple ascending dose (MAD) clinical trial of PGN-EDO51 in patients with Duchenne muscular dystrophy (DMD) amenable to the exon 51 skipping approach. We anticipate dosing patients in CONNECT1-EDO51 in Canada in the fourth quarter of 2023 or early in the first quarter of 2024. We expect to initiate CONNECT2-EDO51 in the first quarter of 2024 in boys and young men living with DMD, pending regulatory clearance. In May 2023, we announced that we received a clinical hold notice from the FDA regarding our IND application to initiate our Phase 1 FREEDOM-EDODM1 study in the United States, which has since been lifted, and in June 2023, we provided an update on our plans with respect to this program. In September 2023, we announced clearance of our CTA by Health Canada to initiate our Phase 1 FREEDOM-EDODM1 study in Canada. In October 2023, we announced that the FDA lifted the clinical hold on our Phase 1 FREEDOM-EDODM1 study, allowing this study to proceed in the U.S.

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

Although we completed a Phase 1 clinical trial for our lead product candidate, we have not completed any additional clinical trials, have limited experience as a company in preparing, submitting and prosecuting regulatory filings. In addition, we have had limited interactions with the FDA, the EMA and comparable foreign regulatory authorities and cannot be certain how many clinical trials of PGN-EDO51, PGN-EDODM1, PGN-EDO53, PGN-EDO45, PGN-EDO44 or any other product candidates will be required or how such trials should be designed. For example, the FDA has approved at least four drugs based on their minimal dystrophin production, and it is our belief that we may be able to pursue an accelerated approval pathway for PGN-EDO51 on that same basis. The FDA has provided feedback on our clinical trials for PGN-EDO51, and we are addressing their feedback in our clinical trial designs to support the potential for accelerated approval. We may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our current or planned clinical trials, could prevent us from or delay us in submitting NDAs for and commercializing our product candidates.

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

In September 2023, the FDA granted Orphan Drug Designation to PGN-EDODM1 for the treatment of DM1. We may seek orphan drug designation for some of our product candidates; however, we may never receive such designations. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Orphan drug designation must be requested before submitting an NDA. A similar regulatory scheme governs orphan products in the European Union.

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

The FDA, EMA and other foreign regulatory authorities closely regulate the post-approval marketing and promotion of medicines to ensure that they are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA, EMA and other foreign regulatory authorities impose stringent restrictions on manufacturers’ communications regarding off-label use. In particular, a product may not be promoted for uses that are not approved by the FDA, EMA and other foreign regulatory authorities as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may be subject to enforcement action for off-label marketing by the FDA and other federal and state enforcement agencies, including the Department of Justice. Violation of the Federal Food, Drug, and Cosmetic Act (FDCA) and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription products may also lead to investigations or allegations of violations of federal and state healthcare fraud and abuse laws and state consumer protection laws. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The government has also required companies to enter into consent decrees and/or imposed permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

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

There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. The Inflation Reduction Act of 2022 (IRA) includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

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

Among other requirements, the GDPR includes restrictions on cross-border transfers of personal data subject to the GDPR to countries outside the EEA/U.K. that have not been found to provide adequate protection to such personal data (third countries), including the United States, unless a valid GDPR transfer mechanism (for example, the European Commission approved Standard Contractual Clauses (SCCs) and the U.K. International Data Transfer Agreement/Addendum (U.K. IDTA)) has been put in place. Where relying on the SCCs /U.K. IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal data. The international transfer obligations under the EEA/U.K. data protection regimes will require significant effort and cost, and may result in us needing to make strategic considerations around where EEA/U.K. personal data is transferred and which service providers we can utilize for the processing of EEA/U.K. personal data. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. Switzerland has also adopted similar restrictions on transfer of personal data outside of its borders. Although the U.K. is regarded as a third country under the EU’s GDPR, the European Commission has adopted an (adequacy decision) in favor of the U.K., a decision recognizing the U.K. as providing adequate protection under the EU GDPR and enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the U.K. adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision and remains under review by the Commission during this period. The

U.K. government has confirmed that personal data transfers from the U.K. to the EEA remain free flowing. The U.K. Government has also now introduced a Data Protection and Digital Information Bill (U.K. Bill) into the U.K. legislative process. The aim of the U.K. Bill is to reform the U.K.’s data protection regime following Brexit. If passed, the final version of the U.K. Bill may have the effect of further altering the similarities between the U.K. and EEA data protection regime and threaten the U.K. Adequacy Decision from the European Commission. This may lead to additional compliance costs and could increase our overall risk. It is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the UK will be regulated in the long term. Although the EU GDPR and the UK GDPR currently impose substantially similar obligations it is possible that over time the respective provisions, interpretations and enforcement of the EU GDPR and U.K. GDPR may further diverge in the future and create additional regulatory challenges and uncertainties. The lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and cost to our handling of U.K. and EEA personal data and our privacy and data security compliance programs, and could require us to implement different compliance measures for the UK and the EEA.

If we are unable to implement a valid solution for personal data transfers from the EEA, U.K. or Switzerland to the United States or other countries, we will face increased exposure to regulatory actions, substantial fines and injunctions against processing personal data in those jurisdictions. Inability to import personal data from the EEA, U.K. or Switzerland may also restrict our clinical trials activities in those jurisdictions; limit our ability to collaborate with contract research organizations as well as other service providers, contractors and other companies subject to data protection laws in those jurisdictions; and require us to increase our data processing capabilities in those jurisdictions at significant expense. Additionally, other countries outside of the EEA, U.K., and Switzerland have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business.

Given the breadth and depth of applicable data protection obligations, preparing for and complying with the GDPR and similar laws’ requirements are rigorous and time intensive and require significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data. The GDPR, and other laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition or results of operations.

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

We expect to face competition from existing products and product candidates in development for each of our programs. Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC. People with DMD also use prednisone or prednisolone off-label. In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (Eteplirsen), VYONDYS 53 (Golodirsen) and AMONDYS 45 (Casimersen), which are naked phosphorodiamidate morpholino oligonucleotides, or PMOs, approved for the treatment of DMD patients amenable to exon 51, exon 53 and exon 45 skipping, respectively, and are marketed by Sarepta, VILTEPSO (Viltolarsen), a naked PMO approved for the treatment of DMD patients amenable to exon 53 skipping, which is marketed in the United States by NS Pharma. Companies focused on developing treatments for DMD that target dystrophin production, as our DMD program does, include Sarepta with SRP-5051, a peptide-linked PMO currently being evaluated in a Phase 2 clinical trial for patients amenable to exon 51 skipping, Dyne with DYNE-251, an antibody fragment-conjugated PMO that targets exon 51 skipping and is currently in clinical development, BioMarin Pharmaceutical Inc. with BMN-351, a phosphorothioate oligonucleotide that targets exon 51 skipping and is currently in preclinical development, Wave Life Sciences Ltd. with WVE-N531, a stereopure oligonucleotide in Phase 1/2 clinical development for patients amenable to exon 53 skipping, PTC with ataluren, a small molecule targeting nonsense mutations in a Phase 3 clinical trial, Nippon Shinyaku with NS-089/NCNP-02, an oligonucleotide that targets exon 44 skipping that is currently in clinical development, Avidity Biosciences, Inc., which is in clinical development with

AOC 1044, an antibody oligonucleotide conjugate that targets exon 44 skipping, and in preclinical development with programs targeting exon 45 skipping and undisclosed other DMD programs, and Entrada Therapeutics, Inc., which is in preclinical development with ENTR-601-44, a peptide oligonucleotide conjugate that targets exon 44 skipping and with a clinical hold placed on its IND by the FDA prior to dosing of the first healthy volunteer.

In addition, several companies are developing gene therapies to treat DMD, including Pfizer Inc. (PF-06939926), which is currently being assessed in a Phase 3 clinical trial, Sarepta (SRP-9001 and Galgt2 gene therapy program), the former of which was approved by the FDA in June 2023 for treatment of ambulatory pediatric patients aged 4 through 5 years with DMD with a confirmed mutation in the DMD gene and is marketed as ELEVIDYS. In an interim readout of a recent Phase 3 trial (EMBARK), which is still ongoing, patients with DMD between ages 4 through 7 years treated with ELEVIDYS did not show statistically significant benefit on the North Star Ambulatory Assessment, which was the primary endpoint. ELEVIDYS showed statistically significant results on all key pre-specified secondary endpoints. There are additional gene therapy programs in different stages of development that include Solid Biosciences Inc. (SGT-003), currently in preclinical development and REGENXBIO Inc (RGX-202), currently in clinical development. Gene editing treatments that are in preclinical development are also being pursued by Vertex, Sarepta and Eli Lilly. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD, including Edgewise Therapeutics with EDG-5506, a muscle stabilizer that is currently in clinical development.

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

As of September 30, 2023, we had 63 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs and, if any product candidate receives marketing approval, sales, marketing, distribution and coverage and reimbursement capabilities. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

The price of our common stock is volatile and fluctuates substantially, which could result in substantial losses for holders of our common stock.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the 2008 global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn resulting from the effects of the COVID-19 pandemic or future pandemic could result in a variety of risks to our business, including weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. In addition, the current military conflict between Russia and Ukraine and current armed conflict in Israel and the Gaza Strip could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls or other actions that have been or may be initiated by nations, including the United States or the European Union, or actions taken by Russia (e.g., potential cyberattacks, disruption of energy flows, etc.) could adversely affect our business and/or our supply chain, our CROs, CDMOs and other third parties with which we conduct business. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could impair our ability to achieve our growth strategy, could harm our financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that our current or future service providers, manufacturers or other collaborators may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. We cannot anticipate all of the ways in which the current economic climate, including increasing interest rates and high inflation, and financial market conditions could adversely impact our business.

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

We have a history of cumulative losses and anticipate that we will continue to incur significant losses in the foreseeable future; thus, we do not know whether or when we will generate taxable income necessary to utilize our net operating losses, or NOLs, or research and development tax credit carryforwards. As of December 31, 2022, we had federal and state NOL carryforwards of $0.5 million. The Company did not generate U.K. NOLs in 2022 or the first three quarters of 2023, and does not anticipate any going forward.

As a company that carries out extensive research and development activities, we sought to benefit from the U.K. research and development tax relief programs, being the Small and Medium-sized Enterprises R&D tax relief program (SME Program), and, to the extent that our projects are grant funded or relate to work subcontracted to the company by third parties, the Research and Development Expenditure Credit program (RDEC Program). Under the SME Program, we may be able to surrender the trading losses that arise from our qualifying research and development activities for a cash rebate of approximately 33.4% of the surrenderable losses. The majority of our research and development activities during 2021 were eligible for inclusion within these tax credit cash rebate claims. We may not be able to continue to claim payable research and development tax credits in the future if we cease to qualify as an SME, based on size criteria concerning employee headcount, turnover and gross assets or if we no longer conduct qualifying research and development activities through our wholly-owned subsidiary PepGen Limited. The U.K. Finance Act of 2021 introduced a cap on payable credit claims under the SME Program in excess of £20,000 with effect from April 2021 by reference to, broadly, three times the total PAYE and NICs liability of the company, subject to an exception which prevents the cap from applying. That exception requires the company to be creating, taking steps to create or managing intellectual property, as well as having qualifying research and development expenditure in respect of connected parties which does not exceed 15% of the total qualifying expenditure. If such exception does not apply, this could restrict the amount of credit that we are able to claim. For the nine months ended September 30, 2023, our research and development tax credits from the U.K. government were not material as the intellectual property was transferred from our wholly-owned U.K. subsidiary, PepGen Limited, to the parent company, PepGen Inc. in January 2022.

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

None.

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

PEPGEN INC.

Date: November 8, 2023	By:	/s/ James McArthur
James McArthur
Chief Executive Officer

Date: November 8, 2023	By:	/s/ Noel Donnelly
Noel Donnelly
Chief Financial Officer