Form 10-K
period 2023-12-31
PepGen Inc.
filed 2024-03-06
CIK 1835597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on Nasdaq Global Select Market on June 30, 2023, was $97.7 million. The number of shares of Registrant’s Common Stock outstanding as of March 1, 2024 was 32,354,495.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

Auditor Firm Id:	185	Auditor Name:	KPMG LLP	Auditor Location:	Phoenix, AZ, USA

i

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, or 10-K, contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management and that are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this 10-K include, but are not limited to, statements about:

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
•
regulatory developments in the United States, or U.S., and foreign countries;
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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions, and are subject to change due to known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk Factors” and elsewhere in this 10-K. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. You should read this 10-K and the documents that we reference in this 10-K and have filed with the Securities and Exchange Commission, or the SEC, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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

In addition, statements that "we believe" and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain.

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

TRADEMARKS

This 10-K contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

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
•
We are early in our development efforts. We have only completed a Phase 1 clinical trial for our lead product candidate and initiated a Phase 1 clinical trial of a second product candidate as well as Phase 2 clinical trials of our lead product candidate, and as a result it will be years before we commercialize a product candidate, if ever. If we are unable to advance our product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed.
•
Our business is highly dependent on the clinical advancement of our programs and modalities and is especially dependent on the success of our lead product candidates, PGN-EDO51 and PGN-EDODM1. Delay or failure to advance programs or modalities, including PGN-EDO51 and PGN-EDODM1, could adversely impact our business.
•
Preclinical and clinical development involves a lengthy and expensive process with an uncertain outcome, and the results of preclinical and clinical studies, including studies of PGN-EDO51, PGN-EDODM1 and PGN-EDO53, are not necessarily predictive of the results of later preclinical studies and any clinical trials of our product candidates. Our product candidates may not have favorable results in clinical trials, if any, or receive regulatory approval on a timely basis, if at all.
•
Substantial delays in the commencement, enrollment or completion of our clinical trials and advancement of our clinical trials, or failure to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities could prevent us from commercializing product candidates we determine to develop on a timely basis, if at all.
•
We rely, and expect to continue to rely, on third parties to conduct some or all aspects of our product manufacturing, research, preclinical and clinical testing, and these third parties may not perform satisfactorily.
•
We face significant competition, and if our competitors develop technologies or product candidates more rapidly than we do or their technologies or product candidates are more effective or have more favorable safety or tolerability profiles, our business and our ability to develop and successfully commercialize products may be adversely affected.
•
If we are unable to obtain and maintain patent protection for our Enhanced Delivery Oligonucleotide platform, therapeutic development candidates or programs and/or other proprietary technologies we develop, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our therapeutic product candidates or programs and other proprietary technologies we may develop may be adversely affected.
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

The summary risk factors described above should be read together with the text of the full risk factors below in the section titled “Risk Factors” in Part I, Item 1.A. and the other information set forth in this 10-K, as well as in other documents that we file with the SEC. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

PART I

Item 1. Business.

Overview

PepGen Inc. (also referred to as “PepGen,” “we,” “our” or “us”) is a clinical-stage biotechnology company advancing the next generation of oligonucleotide therapeutics with the goal of transforming the treatment of severe neuromuscular and neurologic diseases. Our proprietary Enhanced Delivery Oligonucleotide, or EDO, platform is founded on over a decade of research and development and leverages cell-penetrating peptides to improve the uptake and activity of conjugated oligonucleotide therapeutics. Our EDO peptides are engineered to optimize tissue penetration, cellular uptake and nuclear delivery, and in preclinical studies we have observed their ability to transport oligonucleotides into a broad range of target tissues, including smooth, skeletal, and cardiac muscle. We have demonstrated robust delivery and activity of oligonucleotides to skeletal muscle in a clinical trial. Furthermore, the high levels of pharmacological activity observed in preclinical and clinical studies support our belief that our EDO platform technology has the potential to deliver therapeutic agents to the nucleus of the target cells. Using these EDO peptides, we are generating a pipeline of oligonucleotide product candidates that target the root cause of serious diseases.

We are initially focused on addressing the underlying cause of Duchenne muscular dystrophy, or DMD, and myotonic dystrophy type 1, or DM1, that have high unmet need. Our current pipeline depicted below consists of two clinical stage programs - PGN-EDO51 for DMD patients who are amenable to exon 51-skipping and PGN-EDODM1 for DM1 patients, and three additional preclinical stage programs. We anticipate expanding this pipeline over time to include other neuromuscular targets as well as potential opportunities in neurologic diseases.

PGN-EDO51

We completed a first-in-human Phase 1 clinical trial in healthy volunteers, or HVs, with our lead product candidate, PGN-EDO51, in the third quarter of 2022. We are developing PGN-EDO51 to treat DMD patients whose mutations are amenable to an exon 51-skipping approach. In the Phase 1 clinical trial in HVs, treatment with PGN-EDO51 resulted in the highest levels of mean exon skipping in humans following a single dose compared to publicly available data for a single dose of other DMD exon 51-skipping approaches that are approved or in clinical development.

Our clinical development program for PGN-EDO51 comprises two parallel Phase 2 studies of PGN-EDO51 in DMD patients whose mutations are amenable to an exon 51-skipping approach. The first study, CONNECT1-EDO51, or CONNECT1, is an ongoing open-label, multiple ascending dose, or MAD, Phase 2 study in boys and young men living with DMD being conducted in Canada. We initiated dosing patients in CONNECT1 in January 2024 and have fully enrolled the first cohort at the 5 mg/kg PGN-EDO51 dose level. We anticipate initial proof-of-concept data, that would include safety, exon skipping and dystrophin production for this cohort in mid-2024.

In February 2024, we received clearance from the Medicines and Healthcare products Regulatory Agency, or MHRA, to initiate the second study, CONNECT2-EDO51, or CONNECT2, a Phase 2, multinational, randomized, double-blind, placebo-controlled MAD study. The results from the initial cohorts of the CONNECT1 study will inform the conduct of the CONNECT2 study, which is designed to support a potential accelerated approval pathway for PGN-EDO51, subject to alignment with regulatory authorities. Building on the high levels of exon skipping of PGN-EDO51 observed in our preclinical studies and Phase 1 trial in HVs, we believe that repeat dosing of PGN-EDO51 may lead to therapeutically relevant accumulation of DMD exon 51-skipped transcript and an associated increase in dystrophin protein in patients, which may in turn drive meaningful clinical benefit for those who live with this devastating, progressive, life-shortening disease.

PGN-EDODM1

We are also developing PGN-EDODM1 for the treatment of DM1 and are utilizing what we believe to be a unique mechanism of action and a different delivery approach compared to other approaches in more advanced stages of clinical development. The therapeutic oligonucleotide component of PGN-EDODM1 is engineered to bind to the pathogenic cytosine-uracil-guanine, or CUG repeat expansion present in the myotonic dystrophy protein kinase, or DMPK, messenger RNA, or mRNA, of DM1 patients, thus reducing the ability of these expanded trinucleotide repeats to bind and sequester RNA binding proteins including MBNL1, a critical RNA splicing factor. The liberation of MBNL1 in turn leads to the correction of downstream mis-splicing events that drive the pathology of DM1. We believe this approach, which is not designed to knock down or degrade DMPK transcript, has the potential to selectively and directly address the underlying genetic defect central to this disease. In a DM1 mouse model, the HSALR mouse, following single and repeat dosing of PGN-EDODM1 every four weeks, we demonstrated robust correction of mis-splicing and resolution of myotonia.

These preclinical data with PGN-EDODM1 form the basis of our clinical development plan for PGN-EDODM1. In May 2023, we announced that we received a clinical hold notice from the U.S. Food and Drug Administration, or FDA, regarding our investigational new drug, or IND, application to initiate our first in-human Phase 1 FREEDOM-DM1, or FREEDOM, study in DMI patients. In September 2023, we announced that Health Canada had cleared our Clinical Trial Application, or CTA, for the FREEDOM study in Canada. In October 2023, we announced that the FDA lifted the clinical hold on the FREEDOM study, allowing this study to proceed in the U.S. In December 2023, we announced that the MHRA had cleared our CTA for the FREEDOM study in the United Kingdon, or the U.K. FREEDOM is a multinational, randomized, double-blind, placebo-controlled, single ascending dose, or SAD, study, designed to assess PGN-EDODM1's safety, splicing correction, and functional outcome measures in DM1 patients. We expect to report preliminary data from this study in the second half of 2024. In February 2024, we announced that PGN-EDODM1 received Fast Track designation from the FDA for the treatment of DM1. We also expect to open the FREEDOM2-DM1 Phase 2 randomized, double blind, placebo-controlled MAD study in DM1 patients in the second half of 2024.

Additional Development Programs

In addition to these lead clinical stage programs, we are developing EDO candidates for additional DMD sub-populations amenable to skipping of other exons, including exon 53, 45 and 44. We have previously reported robust exon 53-skipping levels following either a single dose or multiple doses in non-human primates, or NHPs, for our PGN-EDO53 program. We anticipate advancing PGN-EDO53, our DMD exon 53-skipping candidate, into CTA and/or IND-enabling preclinical studies in 2024. We have also initiated research efforts for additional indications, including neuromuscular diseases and neurologic disorders.

Our EDO Platform

Background on Oligonucleotide Therapeutics

Oligonucleotide therapeutics consist of small single or double stranded segments of deoxyribonucleic acid, or DNA, or ribonucleic acid, or RNA, molecules that are made up of nucleotides that bind to their targets via complementary Watson-Crick base pairing thereby modulating the expression of their target DNA or RNA sequence, thereby addressing the root cause of many diseases. Upon binding to their target sequence, oligonucleotides can modulate function through the modulation of RNA expression and processing. The mechanisms of action of these medicines include interference with gene expression; degradation of toxic RNA species; alteration of gene translation; interference with interactions between RNA and other nucleic acids or proteins; endogenous human adenosine deaminase acting on RNA, or ADAR; site-directed RNA editing; and modulation of the splicing of transcripts. Each of these approaches can lead to profound biological effects. The development of oligonucleotide therapeutics has enabled the targeting of a diverse set of diseases that have proven difficult to treat through other approaches due to their high degree of specificity to target pathogenic mutations, which is otherwise difficult using conventional drugs.

Oligonucleotide therapeutics have demonstrated clinical benefit and been approved for the treatment of multiple diseases, such as spinal muscular atrophy, DMD, familial hypercholesterolemia and hereditary transthyretin-mediated amyloidosis. These approved drugs span two classes – ASOs, which are short, synthetic, single-stranded oligonucleotides, and small interfering RNAs, or siRNAs, which are double-stranded oligonucleotides. ASOs and siRNAs both bind their target mRNAs or pre-mRNAs but differ in their respective modes of action. ASOs are designed to either (i) degrade target RNA species through an RNAse-H-mediated process, or (ii) modulate RNA-RNA and/or RNA-protein interactions through a steric blocking mechanism. In contrast, siRNAs are designed to silence or knockdown a particular mRNA through the RNA interference, or RNAi, pathway.

ASOs are typically synthetic molecules that may contain modified nucleotide bases, sugars and phosphate linkages designed to overcome the historical limitations of unmodified oligonucleotides, including instability, immunogenicity and a poor pharmacological profile. Many approved oligonucleotides incorporate a modified oligonucleotide backbone in which the phosphate and ribose sugars are replaced by phosphorodiamidate morpholino groups, or PMOs. The resulting PMOs are resistant to multiple hydrolases in serum, while their uncharged nature ensures that they do not interact strongly with proteins in a nonspecific way. PMOs have shown promising results in early-stage preclinical studies and have become marketed products for the treatment of a host of diseases. For example, EXONDYS 51®(eteplirsen), marketed by Sarepta Therapeutics, Inc., or Sarepta, is a PMO that was approved in 2016 for individuals with DMD who are amenable to exon 51-skipping but has left much room for improvement given its relatively low tissue and cell penetration and minimal induction of dystrophin production.

The Challenge of Oligonucleotide Delivery

In order for oligonucleotide therapeutics to exert their intended effect, they must first gain access to the nucleus where mRNAs are synthesized and processed. Historically, the delivery of oligonucleotides to the interior of the cell proved challenging due to their high molecular weight and the lack of a specific mechanism to facilitate their transport across the cell membrane and escape the endosome to enter the cytoplasm and nucleus. Several methods have been developed to increase the cellular uptake of oligonucleotides, the most clinically advanced of which is the covalent attachment of cell-penetrating peptides, or CPPs. CPPs are designed to facilitate the transport of oligonucleotides across the plasma membrane, thus allowing these cargo species to reach their eventual site of action in the nucleus. We believe that these capabilities are critical in enabling oligonucleotides to exert their intended therapeutic effect within the cell. Early research into CPPs showed that simple peptides consisting primarily of multiple arginine residues could increase the cellular uptake of oligonucleotides and increase their activity in modulating RNA splicing. However, a considerable number of these early CPPs were found to be highly toxic in animal models, and in many instances, there existed a direct correlation between toxicity and activity, which limited the clinical translation and development of these first-generation delivery vectors.

Our Approach: A Solution for the Oligonucleotide Delivery Challenge

Our EDO platform is based on novel CPP technology. We engineered our proprietary EDO technology to optimize tissue penetration, cellular uptake and nuclear delivery, which we believe may enhance therapeutic activity and improve the tolerability of oligonucleotide therapeutics. This technology is founded on over a decade of research and development conducted in the academic laboratories of our founders Michael Gait, Ph.D. at the Medical Research Council Laboratory of Molecular Biology in Cambridge, United Kingdom, or MRC, and Professor Matthew Wood, M.D., Ph.D. at the University of Oxford, United Kingdom. Drs. Gait and Wood developed a new generation of CPPs focused on oligonucleotide delivery, and optimized these peptides for tissue penetration, cellular uptake and nuclear delivery, along with improved tolerability in animal models.

Our EDO platform peptides possess the following key structural characteristics:

•
Two positively charged, arginine-rich regions, one at the N-terminus and the other at the C-terminus interspersed with non-natural amino acids to confer greater peptide stability;
•
A central core rich in hydrophobic residues that separates the arginine-rich regions and contributes to endosomal escape; and
•
A linear peptide sequence with a length of less than 20 amino acids designed to be non-immunogenic.

Our EDO peptides were developed through an iterative optimization process that selected simultaneously for: biodistribution to key muscle targets, including cardiac tissue; high cellular uptake; endosomal escape, where the therapeutic agent is released from the endosomes, a sub-cellular organelle, in a functional form and delivered to the cell nucleus; and acceptable tolerability. We utilize PMOs in our approach, and these therapeutic cargos are conjugated to one of our optimized, proprietary, novel EDO peptides to generate our lead EDO product candidates - peptide conjugated PMOs, or PPMOs. We intend to continue to build and develop this platform technology to enable us to expand into new therapeutic areas.

We believe that our therapeutic candidates may offer the following advantages with the goal of enabling the safe and efficient delivery of oligonucleotide cargos:

•
Enhanced delivery to skeletal muscle, diaphragm and cardiac muscle. We have observed in preclinical and clinical studies that our peptides delivered their cargo oligonucleotide therapeutics to different muscle tissues, allowing us to address multiple disease pathologies in multi-systemic indications such as DMD and DM1. This differentiating feature of our EDO platform has been observed in mice and NHPs across multiple tissue types, including those critical to neuromuscular indications – skeletal, smooth and cardiac muscle. Furthermore, we believe our EDO peptides support the ability to promote endosomal escape and facilitate the robust delivery of cargo oligonucleotides to the cell nucleus. We have now shown in in vitro and in NHP models that the EDO technology can mediate higher uptake of oligonucleotide in the nucleus.
o
In vitro, EDO peptide conjugated to a PMO (EDO23) resulted in up to 25-fold higher cellular uptake and nuclear delivery of oligonucleotide into myotubes compared to naked PMO.
o
In NHPs, EDO peptide conjugated to a PMO (PMO51) led to high levels of oligonucleotide in the muscle nuclei.

In murine myotubes, EDO23 resulted in up to 25-fold higher uptake of EDO23 compared to naked PMO23. In vitro staining image with 10µM conc. of EDO or naked PMO; green= actin, red= EDO or naked PMO and blue= nuclei.

In NHPs, IV dosing of EDO conjugated to PMO51 resulted in 72% of muscle cells with uptake of PMO in the nuclei. RNAScope was performed; red=PMO and blue (DAPI)=nuclei. Cells with PMO signal were quantified; n=3 (± SD)

•
Improved activity in skeletal muscle and tolerable safety profile was observed in a Phase 1 clinical study, in NHPs and in mdx mice, with robust levels of activity observed in skeletal and other muscle types.
o
In our Phase 1 clinical study of PGN-EDO51 in HVs, we observed the highest levels of mean exon skipping in humans following a single dose when compared to publicly available single dose data for other DMD exon 51-skipping approaches.
o
In NHPs, a dose of 30 mg/kg of PGN-EDO51 achieved over 70% exon 51 skipping in skeletal muscle, including diaphragm, which we believe is the highest level of exon 51 skipping reported for any approved therapeutic or known development candidate at tolerable target dose levels based on cross-trial comparison of publicly available data.
o
In mdx mice, we observed the highest level of dystrophin production following a single dose when compared to “murine analogues” of other clinical-stage DMD therapeutic candidates.
•
Enhanced balance between activity and tolerability, which is designed to afford our platform a wider therapeutic index. Our delivery peptides have been specifically engineered to achieve a wider therapeutic index, and we have observed robust activity and an improved tolerability profile in NHPs and humans when compared to data published on previous CPPs.
o
In a Phase 1 clinical study in HVs, PGN-EDO51, our lead EDO candidate, was found to be generally well-tolerated at therapeutically relevant dose levels. We believe this characteristic is a promising step-change over the narrow therapeutic index observed for previous generations of CPPs.
•
Robust, scalable and cost-efficient manufacturing that does not require cell-based processes. We have developed a modular manufacturing process that is highly scalable, easily characterizable, and utilizes readily available building blocks. This process is fully synthetic in nature and does not rely on microbial fermentation, thus substantially reducing the risk of introducing microbial DNA or protein into our product candidates.
•
Accelerated and efficient development of pipeline therapeutic candidates enabled by use of a single EDO peptide across all our initial programs. We currently utilize the same EDO delivery peptide across all of our programs. We intend to apply our knowledge and learnings from our current lead programs in order to efficiently pursue our future programs, and we will additionally aim to take advantage of economies of scale in our manufacturing processes.

Comparison with Other Oligonucleotide Delivery Technologies in Development

Other CPP-PMO or PPMO Approaches

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

We have observed robust in vivo activity of our EDO technology in a number of animal models, with this activity being significantly higher when compared to our model of the competing R6G approach. In one such study, we compared our EDO-conjugated PMO to an R6G peptide which we believe is structurally equivalent to the peptide component of SRP-5051, conjugated to the same murine exon 23-skipping PMO. SRP-5051 is the most clinically advanced peptide-ASO conjugate in development by Sarepta. In this single dose study, we administered 10 mg/kg of PGN-EDO23 or R6G-PMO23 to wild type, or WT mice, intravenously followed by tissue collection one week after dosing. In the biceps, PGN-EDO23 resulted in 51.7% exon skipping versus 0.46% exon skipping with R6G-PMO23 as assessed by RT-PCR, demonstrating that PGN-EDO23 is more potent than R6G-PMO23. In line with high levels of exon skipping in biceps, we observed 62.5% exon skipping in quadriceps with PGN-EDO23 versus 2.0% exon skipping with R6G-PMO23.

Robust exon skipping was observed with single dose of PGN-EDO23 compared to R6G-PMO23 in WT mice. Graph plotted as mean ± SD; n = 5 for each group.

Our EDO technology has shown enhanced delivery of PMO to additional tissues that remain challenging to penetrate with existing technologies. In a repeat-dose preclinical study in WT mice, three 30 mg/kg intravenous doses of our EDO conjugate every two weeks resulted in exon skipping levels in the heart that were 7-fold higher than those of the R6G conjugate, when measured by RT-PCR seven days after the last dose. We believe the higher level of exon skipping achieved in this study supports the ability of our EDO technology to successfully deliver oligonucleotides to cardiac tissue furthering the potential of EDO technology to address cardio-respiratory failure, the primary cause of death in DMD patients.

Multiple doses of PGN-EDO23 in WT mice led to increased exon skipping in heart compared to R6G-PMO23. Graphs plotted as mean ± SEM; **** denotes extremely significant, p < 0.0001; n = 5 per group for single dose activity, n = 8 per group for repeat dose activity.

Antibody-oligonucleotide Approaches

In addition to the CPP-PMO approaches described above, a number of groups are developing antibody-oligonucleotide conjugates with the aim of enhancing the delivery and activity of their cargo therapeutics. These groups utilize both antigen-binding fragments, or Fabs, and monoclonal antibodies, or mAbs, as delivery vectors, to target specific cell surface receptors. We believe our EDO platform offers significant potential benefits over such approaches, including:

•
More efficient tissue penetration due to the small size of our EDO delivery peptides relative to a mAb or Fab;
•
Superior nuclear delivery with the combination of poly-Arg sequences and hydrophobic core;
•
Limited immunogenicity or risk of complement activation due to the considerably lower protein load associated with our EDO peptides; and
•
A scalable, facile, fully-synthetic manufacturing process with no cell-based steps that is supported by a readily-characterizable drug product.

We believe these benefits support further development and clinical translation of our suite of EDO product candidates and underpin the potential for our robust competitive position in the neuromuscular and neurologic disease space.

Our Strategy

Our goal is to become a leading biopharmaceutical company focused on the development and commercialization of oligonucleotide therapies to transform the lives of patients with severe neuromuscular and neurologic diseases. We aim to accomplish this goal by implementing the following strategies:

•
Advance our lead product candidate, PGN-EDO51, through clinical trials and potential regulatory approval. We are developing PGN-EDO51, an EDO peptide conjugated to a PMO therapeutic cargo to treat DMD patients whose mutations are amenable to an exon 51-skipping approach. There is no cure for DMD and approved exon-skipping therapies or advanced stage exon-skipping investigational candidates for patients who are amenable to exon 51 skipping are thought to have limited impact on disease progression due to low levels (<5%) of dystrophin production. In a Phase 1 clinical trial of PGN-EDO51 in HVs, we observed the highest levels of mean exon skipping in humans following a single dose when compared to publicly available single dose data for other exon 51-skipping approaches. We began dosing patients in a Phase 2 clinical trial in January 2024 and have completed enrollment of the first cohort at the 5 mg/kg dose.
•
Advance PGN-EDODM1 through clinical trials and potential regulatory approval. We are developing PGN-EDODM1 (which utilizes the same EDO peptide as PGN-EDO51) conjugated to a PMO therapeutic cargo to treat DM1 patients and have observed robust pharmacological activity in preclinical models with both long and short cytosine-thymine-guanine, or

CTG repeats. We began dosing patients in a Phase 1 clinical trial in December 2023 and announced Fast Track Designation for PGN-EDODM1 in February 2024.
•
Advance and expand our pipeline of oligonucleotide therapeutic candidates for the treatment of additional DMD patient populations. We are expanding our portfolio by pursuing additional programs where our EDO technology could address areas of unmet need. We are employing the same EDO technology used in PGN-EDO51 and PGN-EDODM1 for PGN-EDO53, our exon-skipping product candidate for the treatment of individuals with DMD whose mutations are amenable to treatment with an exon 53-skipping approach. We have observed high levels of exon skipping in NHPs for PGN-EDO53 and we plan to progress this program into IND/CTA enabling studies in 2024.
•
Leverage the full potential of our EDO technology to expand into other neuromuscular and neurological disease areas. Given the potential of the EDO technology to efficiently deliver nucleic acid payloads such as PMOs to skeletal muscle, cardiac tissue and diaphragm, we are looking to develop disease-modifying peptide-conjugated oligonucleotide candidates for the potential treatment of other neuromuscular and neurological indications.
•
Utilize the modular nature of our EDO platform to evaluate new cargos and peptide technologies. We believe that our EDO technology has the potential to facilitate the delivery of multiple classes of nucleic acid payloads, including other oligonucleotide therapeutics, and we intend to expand the scope of the cargos that can be delivered by our EDO platform as part of our ongoing platform development work.
•
Maximize the value of our pipeline and our EDO platform by selectively exploring strategic collaborations. We have a disciplined strategy to maximize the value of our pipeline and currently have worldwide development and commercial rights to all of our product candidates. Given the potential of our EDO platform, we may opportunistically enter into strategic collaborations around certain geographies, targets or programs. We may seek to build such relationships where we believe the resources and expertise of a third-party pharmaceutical or biotechnology company could be beneficial to the development or commercialization of our product candidates or to the expansion of our platform capabilities.

Our Portfolio

We are harnessing the power of our EDO platform to generate a pipeline of oligonucleotide therapeutic candidates. Our EDO conjugates have been engineered to successfully target the root cause of serious diseases while maintaining a tolerability profile that is acceptable for clinical use. We are initially focused on addressing neuromuscular indications and are building a portfolio of therapeutic candidates to address the underlying genetic mutations found in DMD and DM1, with our current pipeline being comprised of five programs, two clinical and three preclinical.

In the future, we anticipate expanding this pipeline to include other neuromuscular targets, along with potential opportunities in neurologic indications, and we will seek to leverage the modular, scalable nature of our EDO technology to support our expansion into these new therapeutic areas. We have worldwide development and commercialization rights to all our programs.

PGN-EDO51

Overview

Our initial product candidate is PGN-EDO51, an EDO peptide conjugated to a PMO, that we are developing for the treatment of DMD patients with mutations amenable to an exon 51-skipping approach. An exon is a segment of a gene that, together with other exons, contains the genetic code that is translated into a protein. Exon skipping is a therapeutic mechanism that enables mutations in the gene to be bypassed, thereby repairing this code or reading frame and enabling production of a truncated, yet functional version of the target protein. PGN-EDO51 is designed to splice out exon 51 and potentially additional exons depending on the mutation of the dystrophin pre-mRNA, resulting in the restoration of the open reading frame of the dystrophin transcript and production of an internally deleted, yet functional dystrophin protein. In a Phase 1 clinical trial of PGN-EDO51 in HVs, we observed the highest levels of mean exon skipping in humans following a single dose in a cross-trial comparison with publicly available Phase 1 HV data following a single dose of vesleteplirsen (SRP-5051 or R6G conjugated exon 51 PMO) and eteplirsen. In NHP studies, at tolerable doses, we have observed what we believe is the highest rate of exon 51 skipping in skeletal muscles, including diaphragm, based on cross-trial comparisons with publicly available data for any approved therapeutic or known developmental candidate for the exon-51 skipping amenable DMD patient population. Furthermore, in head-to-head studies conducted in NHPs, we found that PGN-EDO51 had greater activity than R6G-PMO at the same dose level, a comparator compound which we believe to be structurally equivalent to Sarepta’s SRP-5051, the most clinically advanced PPMO. Our Phase 1 clinical trial also indicated that PGN-EDO51 was generally well-tolerated at pharmacologically relevant dose levels. We opened CONNECT1, an open-label MAD study in DMD patients amenable to an exon 51-skipping approach in Canada and began dosing patients in January 2024. We have fully enrolled the 5 mg/kg dose cohort and expect to report preliminary safety, exon skipping and dystrophin production data from this cohort in mid-2024. In February 2024, we received clearance from the MHRA to initiate CONNECT2 in the U.K. CONNECT2 is a multinational, randomized, placebo-controlled MAD clinical trial designed to potentially support a future accelerated approval pathway, subject to alignment with regulatory authorities.

Disease Background and Prevalence

DMD is a debilitating X-linked recessive, progressive, muscle-wasting disease that predominantly affects boys. It is one of the most prevalent rare genetic diseases globally, with an incidence of up to 1 in 3,500 to 5,000 live male births, and it is invariably fatal by young adulthood. There are up to 15,000 DMD patients in the U.S., approximately 25,000 DMD patients in Europe and approximately 5,000 in Japan. DMD is caused by mutations in the gene encoding dystrophin, a protein necessary for normal muscle function. The primary role of dystrophin is as a shock absorber, and this protein allows muscle cells to retain their structural integrity while under mechanical stress. In the absence of dystrophin, muscle fibers are no longer protected from the mechanical forces of contraction, which leads to cell death, fibrotic tissue formation and muscle degeneration resulting in loss of ambulation.

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

That said, mutations in the dystrophin gene are not random, with hotspots of mutations existing between exons 45-53 and to a lesser extent between exons 2-20. It is thought that 13% of patients with DMD have mutations that are amenable to treatment with an exon 51-skipping approach, and thus the estimated exon 51 patient population is approximately 2,000 in the U.S., 3,200 in Europe and 700 in Japan.

Breakdown of DMD population by amenability to treatment with exon skipping therapeutics.

Current Approaches and Unmet Needs

There is no cure for DMD and approved exon-skipping therapies or advanced stage exon-skipping investigational candidates for patients who are amenable to exon 51 skipping are thought to have limited impact on disease progression due to low levels (<5%) of dystrophin production. Corticosteroids are the mainstay of pharmacologic treatment for DMD as they have been shown to temporarily improve muscle strength, prolong the period of ambulation and slow the progression of this disease. However, glucocorticoid use is associated with well-known adverse effects, such as weight gain, stunted growth, weakening of bone structure, high blood pressure, diabetes, psychological effects, skin thinning and an increased risk of infection.

Several approaches have been taken to address groups of mutations in the dystrophin gene, one of which is to alter the processing of the dystrophin mRNA. A number of DMD patients suffer from mutations that result in the disruption of the reading frame of the DMD transcript, which in turn leads to an absence of the dystrophin protein. Using an ASO, the mRNA splicing process in the nucleus can be altered to skip over a select exon, allowing the open reading frame to be restored. This exon skipping approach results in the subsequent generation of dystrophin protein isoform which, although internally deleted, retains much of its function and can thus protect muscle tissue against further contraction-induced damage.

Several unconjugated, or “naked” ASOs have been approved to treat DMD, including eteplirsen, marketed as EXONDYS 51 by Sarepta for the treatment of mutations amenable to an exon 51-skipping approach. This drug received accelerated approval from the FDA on the basis of an increase of less than 1% in the expression of dystrophin, with this readout being considered a valid surrogate endpoint under the accelerated approval regulatory pathway. Published observational studies of small numbers of patients on EXONDYS 51 appear to show somewhat slower disease progression than historical controls. However, at this level of dystrophin, this therapeutic has yet to formally establish evidence of clinical benefit through rigorously powered and adequately controlled clinical trials with functional endpoints. EXONDYS 51 has not been approved in Europe, or in Japan on the basis of this minimal degree of dystrophin restoration as a surrogate endpoint.

In addition, several companies are developing gene therapies to treat DMD, including Pfizer Inc. (PF-06939926), which is currently being assessed in a Phase 3 clinical trial, Sarepta (SRP-9001 and Galgt2 gene therapy program), the former of which was approved by the FDA in June 2023 for treatment of ambulatory pediatric patients aged 4 through 5 years with DMD with a confirmed mutation in the DMD gene and is marketed as ELEVIDYS. Sarepta has recently filed an efficacy supplement to its biologics license application, or BLA, to expand the indication for ELEVIDYS to encompass “treatment of DMD patients with a confirmed mutation in the DMD gene.” The FDA accepted the filing of the efficacy supplement and has given the application priority review with a review goal date of June 21, 2024. There are additional investigational gene therapy programs in different stages of development to treat DMD. It is important to note that adeno-associated virus, or AAV-based gene replacement approaches deliver a significantly truncated dystrophin (micro-dystrophin) which we believe has the potential to limit the therapeutic efficacy of the approved and clinical stage AAV-based pipeline candidates. In addition, there are gene editing treatments that are in preclinical development. Exon skipping does not face some of the inherent challenges associated with gene therapy modalities, including:

•
Limited packaging size of AAV vectors, resulting in the need to employ truncated ‘micro-dystrophin’ genes with an unclear functional benefit, where >70% of the dystrophin gene is omitted, including regions that correspond to key structural and binding domains;
•
Increased safety concerns with high-dose AAV-based gene therapies (e.g. complement activation);
•
Immunogenicity of AAV, resulting in:
o
Up to half of all patients possessing antibodies against the most commonly used recombinant AAV vector serotypes, precluding their eligibility for treatment;
o
Production of anti-AAV antibodies in treated patients, resulting in an inability to re-dose; and
o
Loss of gene copies over time as patients mature and their cells divide, reducing the durability of therapeutic effect;
•
Complexity and challenges inherent to manufacturing of AAV-based therapies.

We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD, including Edgewise Therapeutics, Inc., or Edgewise, with EDG-5506, a muscle stabilizer that is currently in clinical development.

We believe that an exon skipping approach aimed at producing functional, truncated dystrophin will be a cornerstone approach to effectively treat patients with DMD.

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

The key differentiator between PGN-EDO51 and other exon 51-skipping approaches is the greater exon skipping activity observed with PGN-EDO51 in HVs and in preclinical models. We believe the higher levels of exon skipping observed with PGN-EDO51 in HVs and in NHPs when compared to publicly available data and head-to-head data, respectively, from other therapies is directly related to the potential of our EDO platform to drive tissue penetration, cellular uptake and nuclear delivery of the PMO cargo therapeutic resulting in exon skipping of the defective dystrophin mRNA.

Our Preclinical Data

We have evaluated the pharmacology of PGN-EDO51 in a number of in vitro and in vivo preclinical studies and have observed robust activity in every model system evaluated. In DMD patient cells, treatment with PGN-EDO51 resulted in high levels of exon 51 skipping and dystrophin production.

In the mdx mouse, a well-characterized model of DMD, PGN-EDO23, a murine analogue of PGN-EDO51, resulted in high levels of exon skipping and dystrophin production. In the skeletal muscle, a single dose of PGN-EDO23 at 60 mg/kg resulted in 86.3% to 93.1% exon skipping and 90.4% to 99.7% dystrophin restoration. In the diaphragm, this dosing regimen afforded an exon skipping rate of 76.6% and dystrophin restoration levels of 80.6%, while in the heart it resulted in 62.3% exon skipping and 25.7% dystrophin restoration.

Robust dose-dependent increase in exon skipping and dystrophin protein production was observed following a single dose of PGN-EDO23 in mdx mice. Graphs plotted as mean ± SD. Dystrophin protein results are expressed as a percentage of WT dystrophin.

In accordance with the pharmacology, we observed significant reduction in creatine kinase, or CK, which is a critical biomarker of muscle damage, with this enzyme being elevated in DMD patients from birth. In the absence of dystrophin, the structural integrity of the sarcolemma, or muscle cell membrane, is disrupted, leading to the release of CK into the blood. Following intravenous administration of a single, generally well-tolerated dose of 30 mg/kg or 60 mg/kg of PGN-EDO23, we observed normalization of serum CK to WT levels in mdx mice seven days post-dose. The normalization of CK levels observed in this study suggest that PGN-EDO23 may restore muscle cell integrity and prevent further damage in mdx mice under a single dose regimen, and we believe that this outcome supports the potential therapeutic utility of PGN-EDO51 in the treatment of DMD patients.

SERUM CREATINE KINASE

****
****
ns
ns
25000
20000
15000
10000
5000
0
CK (U/L)
mdx
30
60
WT
Vehicle
PGN-EDO23
dose (mg/kg)
Vehicle

A single dose of PGN-EDO23, the murine analogue of PGN-EDO51, was observed to normalize creatine kinase, a marker of muscle damage in mdx mice. Graph plotted as mean ± SEM; **** = p ≤ 0.0001, ns = p ≥ 0.05; n = 3 for control groups, n = 5 for treated group.

We subsequently conducted a repeat-dose study where we dosed mdx mice with 30 mg/kg of PGN-EDO23 every four weeks, with up to four doses, with tissue collection and analysis four weeks following the final dose. In the biceps, the level of exon skipping was observed to be 91.5% after four doses when measured by RT-PCR, a value that was 1.7 times higher than that observed following a single dose (52.5%). Dystrophin production was measured by western blot and was observed to reach a level of 82.2% in the same tissue after four doses in comparison to a level of 22.5% obtained after a single dose. We believe this marked increase of 3.7 times between the level of dystrophin obtained following one dose, and the level obtained following four doses supports the clinical potential of a once-every-four-week dosing regimen for PGN-EDO51 and serves to highlight our belief that dystrophin production is likely to increase with subsequent doses in DMD patients.

Robust exon skipping and dystrophin restoration was observed with repeat dosing of PGN-EDO23 in mdx mice. Graph plotted as mean ± SD; n = 4-5 for each group; grey band represents dystrophin LLOQ (2.5%).

In addition, in this repeat dosing study in mdx mice, dystrophin protein localization and the percent dystrophin positive fibers, or PDPF, were evaluated by immunofluorescence microscopy. Importantly, this orthogonal assessment of dystrophin demonstrated that dystrophin protein was uniformly distributed across the skeletal muscle sarcolemma and found 97.1% of biceps muscle fibers were dystrophin positive following four doses of PGN-EDO23 administered once every four weeks, which was close to WT dystrophin levels (>99%).

Dystrophin levels and distribution in skeletal muscle with repeat dosing of PGN-EDO23 in mdx mice. Dystrophin protein evaluation by western blot and immunofluorescence (IF). Graph is presented as mean ± SD; n = 4-5 per cohort; grey band is dystrophin LLOQ (2.5%).

We have also conducted a number of studies in NHPs and have observed the robust in vivo activity of PGN-EDO51 in this higher order animal model. There is complete homology of the oligonucleotide binding site between the DMD gene in humans and the

DMD gene in NHPs for an exon 51-skipping therapeutic, thus allowing the activity of our clinical candidate to be assessed in this species.

We observed that seven days following a single dose of PGN-EDO51 in NHPs, high rates of exon 51 skipping were observed in the tibialis anterior, or TA, diaphragm and heart. In the TA, diaphragm and heart, exon skipping levels of 57.6%, 70.7% and 18.6%, respectively, were observed by RT-PCR following single doses of 20mg/kg.

Exon 51 skipping (%)
100
80
60
40
20
0
57.6%
70.7%
18.6%
20
40
60
20
40
60
20
40
60
TA
DIAPH
HEART
PGN-EDO51 dose (mg/kg)

Single doses of PGN-EDO51 led to high rates of exon 51 skipping in a preclinical NHP study. Graph plotted as mean ± SEM; n = 2 per group.

In order to benchmark the ability of our lead EDO peptide to improve the tissue penetration, cellular uptake and nuclear delivery of oligonucleotide therapeutics, we carried out a study comparing our EDO-conjugated PMO to an R6G peptide conjugated to the same PMO. We have conducted a considerable number of benchmarking studies of PGN-EDO51 against this conjugate, and we believe, based on publicly available information, that R6G-PMO is structurally equivalent to SRP-5051, Sarepta’s CPP-PMO product candidate that is currently in clinical development for the treatment of DMD patients who are amenable to an exon 51-skipping approach. In this preclinical study, NHPs were dosed intravenously with either PGN-EDO51, R6G-PMO or a saline control three times with an interval of two weeks between doses. Biopsies of the biceps and quadriceps were collected seven days after the first and second dose, and tissues were harvested seven days after the final dose.

Through RT-PCR analysis of key skeletal muscles collected by biopsy seven days after the first dose, we observed markedly higher exon skipping levels for PGN-EDO51 when compared to R6G-PMO. At 30 mg/kg, a single dose of PGN-EDO51 afforded an exon 51-skipping level of 43.6% in the biceps, which was eight times higher than the level of 5.5% observed for R6G-PMO. In the quadriceps, this differential was 10 times, with 44.9% exon 51 skipping observed for PGN-EDO51, and just 4.5% for R6G-PMO.

EXON SKIPPING
30 mg/kg
Exon 51 skipping (%)
100
80
60
40
20
0
8.0x
10x
43.6%
5.5%
44.9%
4.5%
Biceps
Quadriceps
PGN-EDO51
R6G-PMO51

Single dose administration of PGN-EDO51 in NHPs yielded considerably higher exon skipping levels than R6G-PMO. Graph plotted as mean ± SD; n = 3 per group; study was not powered for statistical significance.

Following three bi-weekly doses of 30 mg/kg, we observed robust exon skipping activity for PGN-EDO51, with levels of greater than 70% obtained in key skeletal muscles following analysis by RT-PCR seven days after the final dose. In biceps, an exon 51 skipping level of 77.5% was obtained; and in quadriceps, 73.4%. We observed exon 51 skipping levels of over 20% in the left ventricle for PGN-EDO51, and 75.9% in the diaphragm, and we believe that these results highlight the potential of our lead candidate to address the key cardio-respiratory morbidities affecting multiple organs observed in DMD.

EXON SKIPPING
30 mg/kg
Exon 51 skipping (%)
100
80
60
40
20
0
77.5%
73.4%
75.9%
23.7%
Biceps
Quadriceps
Diaphragm
Cardiac
Left ventricle

Repeat dose administration of PGN-EDO51 in NHPs yielded high exon skipping rates in the key skeletal muscles, including the diaphragm, and in the cardiac left ventricle. Graph plotted as mean ± SD; n = 3 per group; study was not powered for statistical significance.

In order to understand the potential accumulation of exon 51-skipped transcripts under a four-weekly, or Q4W, repeat dose regimen, we assessed NHP tissue samples of the biceps collected seven days following a single administration of PGN-EDO51, and compared these with samples of the biceps collected seven days following four administrations of PGN-EDO51 once every four weeks. The levels of exon 51 skipping of the DMD transcript were assayed via a droplet digital PCR, or ddPCR, protocol. The results obtained showed a robust accumulation in the levels of the exon 51-skipped transcript between one dose and four doses. Following four doses of 20 and 30 mg/kg, exon 51 skipping levels were 34.9% and 37.6%, respectively, which were 14 times and 3.4 times higher than for a single dose. We believe this accumulative effect suggests that the activity of PGN-EDO51 is likely to increase with chronic dosing in DMD patients, which we believe further supports the clinical potential of our lead candidate in this devastating disease. Our ongoing CONNECT1 study will determine the level of exon skipping and dystrophin production in biceps in DMD patients following four monthly doses of PGN-EDO51.

Exon skipped transcripts in the biceps accumulated under a preclinical repeat-dose regimen of PGN-EDO51 when assessed by ddPCR. Graph plotted as mean ± SD; n = 3-8 per group; study was not powered for statistical significance.

In conclusion, we demonstrated 14 times higher levels of exon 51 skipping in NHPs following four doses of PGN-EDO51 compared to a single dose. This 14-fold increase in exon-skipped transcript can be ascribed to the accumulation of PGN-EDO51 oligonucleotide in the muscle and the accumulation of exon 51-skipped transcript with repeat dosing shown in NHP studies. In HVs, following a single 10 mg/kg dose of PGN-EDO51, we observed 1.4% exon skipping 28 days following dosing, and similar to our observations in NHPs, we anticipate seeing meaningfully higher levels of exon 51-skipped transcript following four doses. Higher levels of exon-skipped transcript have been shown to produce higher levels of dystrophin in mdx mice and in DMD patients.

PGN-EDO51 was generally well-tolerated in single-dose, 28-day Good Laboratory Practice, or GLP, toxicity studies in mice and NHPs; no treatment-related mortality and no serious adverse events were observed through the therapeutic dose range. There were no adverse microscopic observations and no adverse impacts on clinical chemistry markers at clinically relevant dose levels.

An in vitro T cell stimulation assay conducted with peripheral blood mononuclear cells from healthy donors indicated that PGN-EDO51 has a very low immunotoxicity risk. This is further supported by data showing that the pharmacokinetic, or PK, profile of PGN-EDO51 was similar following the first and third dose, suggesting no significant neutralizing anti-drug antibody responses were present after a three-dose regimen in NHPs.

We have also conducted several repeat dose NHP studies to assess the safety and tolerability of PGN-EDO51. In one such study, we administered 11 doses of PGN-EDO51 intravenously to NHPs at 45 mg/kg over 60 minutes every 28 days over 39 weeks, and serum chemistry markers were assessed. Following the first administration, an elevation in serum creatinine was observed at day two; this elevation was completely resolved by day eight. Importantly, there were no adverse findings in the kidney even after 11 doses and there were no notable hematologic, cardiovascular or hepatic effects in this study. Additionally, following subsequent administrations, the day two elevations seen after the first dose were of lower magnitude. We believe these data support an acceptable tolerability profile for the ongoing CONNECT1 and planned CONNECT2 clinical studies since the planned therapeutic dose, as described below, is significantly under 45 mg/kg.

PGN-EDO51 REPEAT-DOSE SERUM CREATININE

Dosing schedule
Month: 0 1 2 .... 8 9
PPMO dose
Creatinine (µmol/L)
500
400
300
200
100
0
*
*
PD
D2
D8
PD
D2
D8
PD
D2
D8
Dose 1
Dose 5
Dose 11

In NHPs, an amelioration of elevations in serum creatinine was observed with repeat dosing of PGN-EDO51 at 45 mg/kg. Graph plotted as mean ± SD; n = 12; grey bar shows normal range. * Samples were not collected for these time points. PD= Pre-dose

Clinical Development

Phase 1 HV Study

In 2022, we completed a first-in-human, Phase 1, single-center, randomized, double-blind, placebo-controlled, SAD clinical trial to assess the target engagement (exon skipping), pharmacokinetics (oligonucleotide tissue concentration), safety and tolerability of PGN-EDO51 administered intravenously to 32 healthy adult male volunteers. Following administration, safety data were evaluated by a safety review committee prior to progressing to the next dose level. Volunteers were dosed with either 1, 5, 10 or 15 mg/kg of PGN-EDO51 or placebo. Oligonucleotide tissue concentration and exon skipping were assessed from needle biopsies of biceps muscle taken on Days 10 and 28, with the latter being measured by a ddPCR assay.

A dose dependent increase in mean exon skipping was observed in biceps, with the levels obtained being the highest observed in humans following a single dose, based on cross-trial comparisons with publicly available data for other exon 51-skipping approaches.

•
In the 10 mg/kg dose cohort, PGN-EDO51 exhibited mean exon skipping of 1.4% in biceps biopsies taken at Day 28 (n=6).
•
In the 15 mg/kg dose cohort, PGN-EDO51 exhibited mean exon skipping of 2.0% in biceps biopsies taken at Day 28 (n=6).

We observed the highest levels of mean exon skipping in humans following a single dose based on cross-trial comparisons with publicly available data for other exon 51-skipping approaches. Data is shown as mean ± SD; n = 6 for PGN-EDO51 (n = 5 for D10 at 15 mg/kg), n = 8 for placebo. Asterisks indicate values that were under the lower level of quantification.

A dose-dependent increase in PGN-EDO51 tissue concentration was observed in biceps, with the levels obtained being the highest observed in humans for a DMD therapeutic following a single dose, based on cross-trial comparisons with publicly available data for other exon 51 skipping approaches.

•
In the 10 mg/kg dose cohort, PGN-EDO51 exhibited mean oligonucleotide tissue concentrations of 11 nM in biceps biopsies taken at Day 28 (n=6).
•
In the 15 mg/kg dose cohort, PGN-EDO51 exhibited mean oligonucleotide tissue concentrations of 50 nM in biceps biopsies taken at Day 28 (n=6).

High, persistent tissue concentrations of oligonucleotide were observed. Data is shown as mean ± SD; n = 6 for PGN-EDO51 (n = 5 for D10 at 15 mg/kg), n = 8 for placebo. Asterixis indicate values that were under the lower level of quantification.

In summary, we have demonstrated six times higher exon skipping after a single 10 mg/kg dose of PGN-EDO51 compared to SRP-5051 dosed at 20 mg/kg, based on cross-trial comparison of publicly available data from a Phase 1 HV study following a single dose of SRP-5051. We believe that the exon skipping data obtained from HVs in this clinical trial indicate the potential for clinically meaningful accumulation of exon 51-skipped transcripts and dystrophin in patient tissue with repeated doses of PGN-EDO51. Accumulation of exon skipped transcripts is further supported by the preclinical data from NHPs that demonstrated repeat dosing of PGN-EDO51 at 20 mg/kg resulted in 14 times greater exon skipping compared to a single dose. Thus, based on these data, we anticipate that the exon skipping rates afforded by PGN-EDO51 when administered to patients have the potential to exceed the rates observed when administered to HVs.

The Phase 1 trial met its primary endpoint, providing evidence that PGN-EDO51 was generally well tolerated at clinically relevant doses. By way of example, at a dose of 10 mg/kg:

•
All participants completed the study with no discontinuations;
•
All related treatment-emergent adverse events, or TEAEs, including transient, reversible changes in kidney biomarkers, were assessed as mild and resolved without any intervention;
•
Serum cystatin C, the recommended biomarker to assess renal function in DMD, did not change; and
•
There was no evidence of hypomagnesemia.

At 15 mg/kg there was one non-life threatening serious adverse event, or SAE, related to changes in kidney biomarkers that were transient and reversible. This HV was admitted to the hospital for less than 24 hours, received hydration and then was re-admitted to the Phase 1 unit and completed the study. There were no clinical symptoms of acute kidney injury in any of the subjects.

Based on the tissue concentration and exon skipping observed in this Phase 1 study, alongside PK and pharmacodynamic, or PD, prediction models informed by preclinical data from mdx mice and NHPs, we are expecting our target therapeutic dose in CONNECT1 and CONNECT2 studies to be lower than 15 mg/kg and at these doses, we expect a favorable safety profile. Additionally, in support of the expected tolerability profile for PGN-EDO51, as mentioned above, we have demonstrated in NHPs that 11 doses of PGN-EDO51 administered intravenously at 45 mg/kg every 28 days resulted in elevation in serum creatinine at day two post dose, but this elevation was completely resolved by day eight. At target therapeutic doses in our CONNECT1 study and CONNECT2 study, we may see changes in kidney biomarkers at 10 mg/kg or higher doses but expect these will be transient and reversible.

We also observed transient mild (Grade 1) hypomagnesemia in one participant and moderate (Grade 2) hypomagnesemia in one participant at the 15 mg/kg dose that did not require any intervention. We note that ≥ Grade 3 hypomagnesemia was a SAE observed with repeat dosing of SRP-5051 at the 20 mg/kg and 30 mg/kg doses in the MOMENTUM study and that Sarepta amended the protocol to include magnesium supplementation in the pivotal Phase 2 MOMENTUM, Part B study. The Phase 2 MOMENTUM Part A and Part B safety and tolerability data shows that the severity of hypomagnesemia is dose dependent. Based on the safety and tolerability data of PGN-EDO51 to date, and the expected higher potency of PGN-EDO51 compared to SRP-5051, we believe PGN-EDO51 has the potential for a wider therapeutic index enabling desirable efficacy at a lower dose without ≥ Grade 3 hypomagnesemia and without the need for prophylactic magnesium supplementation. It is possible that we may observe mild to moderate hypomagnesemia following repeat-dose administration of PGN-EDO51 in our clinical trials, and we are carefully monitoring serum magnesium levels in our ongoing CONNECT1 clinical trial.

Under the Phase 1 protocol for PGN-EDO51, any non-life-threatening SAE was considered a dose-limiting toxicity, or DLT, however the study was not halted by the safety review committee, nor was it put on hold by Health Canada. In light of higher than anticipated oligonucleotide levels and exon skipping levels in muscle observed at 5 mg/kg and 10 mg/kg, we determined that further dose escalation in the Phase 1 study was not necessary.

TEAEs were mild and resolved without intervention at clinically relevant doses. Asterisk denotes that no Grade 4 or 5 TEAEs were recorded.

CONNECT1 and CONNECT2 Phase 2 MAD Studies

The results from our Phase 1 HV clinical trial, together with the experience and expertise of our clinical development team and scientific advisory board, as well as learnings from previous clinical studies conducted in exon 51 skipping-amenable DMD patients, have guided the design, parameters and objectives of our planned Phase 2 clinical trials of PGN-EDO51 in DMD patients amenable to an exon 51-skipping approach.

The Phase 2 clinical development plan for PGN-EDO51 consists of two studies conducted in parallel; a smaller open label MAD study, CONNECT1, is being conducted in Canada. A larger, multinational, randomized, double-blind placebo-controlled MAD study, CONNECT2, was recently authorized by the MHRA for initiation in the U.K. In the CONNECT1 study, participants will be administered PGN-EDO51 once every four weeks at 5 mg/kg, 10 mg/kg or potentially a higher dose (if needed) for 12 weeks. Dose escalation is based on data review by the data safety monitoring board, or DSMB. We will conduct muscle biopsies at baseline and week 13. In addition to assessing safety and tolerability, we are measuring exon skipping and dystrophin expression in CONNECT1. We began dosing patients in our CONNECT1 study in early 2024 and have fully enrolled the 5 mg/kg dose cohort. We anticipate reporting preliminary data from this cohort in mid-2024, including safety, exon skipping and dystrophin production.

As noted above, in February 2024, we received clearance from the MHRA to initiate CONNECT2 in the U.K. The CONNECT2 will enroll approximately 20 ambulatory and non-ambulatory boys and young men living with DMD amenable to exon 51-skipping, who are at least six years of age. Participants will receive seven doses of either PGN-EDO51 or placebo at approximately four-week intervals for 24 weeks. The starting dose will escalate from 5 mg/kg to 10 mg/kg, and potentially higher (if needed); the same dose levels are being evaluated in the CONNECT1 trial. Dose escalation will be determined based on data review by the DSMB. We will conduct muscle biopsies at baseline and at week 25. We will assess safety, tolerability, exon skipping, dystrophin production and functional outcome measures in this study.

We believe that this clinical development plan may enable us to pursue an accelerated approval pathway for PGN-EDO51 with the FDA. In the DMD space, the FDA has approved four drugs under the accelerated approval pathway since 2016. If we receive positive results from our Phase 2 trials for PGN-EDO51 that show an acceptable emerging safety profile; a clinically meaningful increase in dystrophin levels, a surrogate endpoint in the biceps of DMD patients; and robust exon skipping levels in the same tissue; we intend to pursue discussions with the FDA for a potential accelerated approval pathway.

PGN-EDODM1

Overview

We are developing PGN-EDODM1, an EDO peptide-conjugated PMO, for the treatment of DM1, a debilitating genetic disease with no approved therapies. PGN-EDODM1 leverages the same EDO peptide as PGN-EDO51 to deliver a PMO into muscle cells that binds to the pathogenic CUG trinucleotide repeat expansion present in the DMPK mRNA, thus reducing the ability of these trinucleotide repeats to sequester RNA binding proteins like MBNL1, a critical RNA processing protein. This approach, which is not designed to knock down DMPK, directly addresses the underlying genetic defect of this disease, and we have observed robust levels of activity in preclinical models with both long and short CTG repeats. In DM1 patient cells, we observed that treatment with PGN-EDODM1 led to a reduction in toxic nuclear foci, and liberated bound MBNL1 which mediated robust correction of mis-splicing. In preclinical studies in the mouse HSALR DM1 model, a single dose of PGN-EDODM1 was observed to correct the molecular and functional deficits, including correcting >65% of transcript mis-splicing events and reversing >70% of myotonia. Multiple monthly doses of PGN-EDODM1 corrected 99% of transcript mis-splicing and myotonia. This correction of mis-splicing following a single dose of PGN-EDODM1 was observed to persist for up to six months. Furthermore, the muscle concentrations of PGN-EDODM1 oligonucleotide that mediated these effects in the HSALR mouse model were similar to those observed 28 days following a single dose of 10 mg/kg of PGN-EDO51 in human muscle in our Phase 1 HV clinical trial. Given the molecular overlaps of PGN-EDO51 and PGN-EDODM1, we believe this supports the potential of a single 10 mg/kg dose of PGN-EDODM1 to achieve therapeutic muscle levels of oligonucleotide in DM1 patients.

We opened our FREEDOM Phase 1, randomized, placebo-controlled SAD clinical trial of PGN-EDODM1 in DM1 patients in the second half of 2023 in Canada, followed by the U.S. and U.K. and began dosing patients in December 2023. We expect to report preliminary data from this study, including safety, splicing correction and functional outcome measures in the second half of 2024. We also expect to open the FREEDOM2-DM1 Phase 2 randomized, double blind, placebo-controlled MAD study in DM1 patients in the second half of 2024.

Disease Background and Prevalence

DM1 is a monogenic, autosomal dominant, progressive disorder that primarily affects skeletal, cardiac and smooth muscles, with central nervous system, or CNS, symptoms also being evident. Globally, the prevalence of DM1 is estimated to be 1 in 8,000 people, with approximately 40,000 patients in the U.S., 75,000 patients in Europe and 15,000 patients in Japan. However, under- and misdiagnosis is believed to be widespread, and genetic screening studies for DMPK triplet repeats have suggested that the prevalence of DM1 may be as high as 1 in 2,100 people.

DM1 patients can suffer from various manifestations of disease including myotonia, or a temporary rigidity due to the inability to relax muscles, muscle weakness, cardiac abnormalities, respiratory problems, fatigue, gastrointestinal complications, early cataracts, and cognitive and behavioral impairments. For patients with more severe forms of DM1, life expectancy is reduced due to increased mortality rates resulting from pulmonary and cardiac complications.

The broad spectrum of pathologies associated with DM1 arise due to genetic changes in the DMPK gene. Specifically, DM1 is caused by an expansion in the number of CTG triplet repeats that are present in the non-coding region of the DMPK gene, and following transcription this mutant DMPK gene yields an mRNA product with an expanded CUG repeat region. Healthy, asymptomatic individuals possess between 5 and 37 such repeats, but in DM1 patients the number of repeats can be in the thousands. These highly repetitive sequences form stable hairpin structures in the nucleus of cells and sequester critical RNA splicing proteins, such as MBNL1, leading to the formation of nuclear foci. The sequestration of MBNL1 prevents this key protein from performing its normal function of processing RNA molecules before they are exported from the nucleus, leading to downstream mis-splicing events in a number of other transcripts. The mis-splicing of these transcripts results in the dysregulation of a broad set of downstream proteins, which in turn leads to in the multi-systemic pathologies that are associated with DM1, which include:

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

There is a general correlation between the number of CTG repeats in the aberrant DMPK gene and the severity of disease. Individuals with 50 to 150 repeats are prone to development of mild myotonia and cataracts, but typically have a normal lifespan. Individuals with up to approximately 1,000 repeats typically have muscle weakness and cardiac arrhythmia, with an average lifespan of 48 to 55 years. The most serious cases of DM1 are generally observed in individuals with more than 1,000 repeats, and these patients are likely to also suffer from respiratory defects and intellectual disability, with a shortened lifespan of approximately 45 years. Genetic anticipation is also observed, whereby the age of onset decreases in subsequent generations due to expansion of the CTG repeat between generations.

Current Approaches and Limitations

There are no approved therapies to treat DM1, with current standards of care being medicines that are used off-label for symptom management. Previously, a phosphorothioate ASO designed to cause degradation of the DMPK transcript was clinically assessed as a therapeutic for DM1. However, this therapeutic approach was restricted by the inefficiency of ASO delivery into target tissues and cells, thus limiting the effective clinical translation of this product candidate.

There are several clinical-stage approaches leveraging antibody-oligonucleotide conjugate, or AOC, technologies, that are currently in development for the treatment of DM1. These approaches utilize mAbs and Fabs that target the transferrin receptor 1, or TfR1, in order to deliver cargo oligonucleotides that are designed to knockdown or degrade DMPK. Such knockdown or degradation approaches cannot differentiate between expanded and non-expanded transcripts. In contrast to knockdown or degradation of overall DMPK levels, our approach is more targeted as PGN-EDODM1 is designed to disrupt the binding of MBNL1 to the DMPK transcript. This approach maintains overall DMPK levels and thereby averts any potential for haploinsufficiency, a condition where a copy of the gene is deleted or mutated and the remaining copy is unable to produce sufficient protein for normal function. Furthermore, the correlation between the level of DMPK knockdown and the level of splicing correction required for therapeutic benefit is currently unclear, a consideration that may confound clinical development of these approaches. Therefore, we believe that PGN-EDODM1 is differentiated relative to the DMPK knockdown approaches in development for DM1 given its mechanism of action that is intended to bind DMPK, allowing release of MBNL1 to restore splicing and downstream functional effects. In addition, in preclinical studies, the EDO platform has shown successful delivery of therapeutic PMOs to the nucleus, which we believe is critical to drive the anticipated therapeutic benefit of PGN-EDODM1.

We are also aware of VX-670, another cell-penetrating peptide approach conjugated to a PMO that is designed to block the CUG repeats in the DMPK transcript that has recently entered clinical development for the treatment of DM1.

Our Approach

Our product candidate for the treatment of DM1, PGN-EDODM1, consists of our lead EDO CPP conjugated to an ASO that binds to the pathogenic CUG repeat expansion in the DMPK mRNA. We are employing the same EDO peptide in PGN-EDO51 and PGN-EDODM1. PGN-EDODM1 is designed to directly address the deleterious effects of genetic alteration in DM1, specifically the sequestration of MBNL1 due to the high number of CUG repeat expansion in the DMPK transcript.

We believe that this innovative therapeutic approach has considerable advantages over oligonucleotide modalities that rely on knockdown or degradation of the DMPK transcript. PGN-EDODM1 disrupts the binding between the CUG repeat expansion and MBNL1, an approach which we believe will allow the DMPK transcript to continue performing its normal function within the cell, while also liberating MBNL1 to correct downstream mis-splicing events. We believe that this therapeutic strategy positions us to potentially provide clinically meaningful benefits for DM1 patients while mitigating the risk of potential deleterious outcomes.

PGN-EDODM1 is designed to bind to the CUG repeats in DMPK RNA and liberate MBNL1 to restore physiological splicing, in contrast to modalities that indiscriminately target both normal and pathogenic DMPK for degradation.

Preclinical Data

In an in vitro study utilizing DM1 patient cells with approximately 2,600 CTG repeats in the DMPK gene, we observed a robust reduction in nuclear foci, liberation of MBNL1 from foci and the correction of downstream transcript mis-splicing pathologies. In this study, immortalized myoblasts from a DM1 patient were differentiated for four days, and then treated for 24 hours with PGN-EDODM1 at a range of concentrations from 0 µM to 20 µM. Myoblasts from a healthy individual were utilized as a control, and the unconjugated PMO was also assessed at a concentration of 20 µM in this study in order to demonstrate the critical role that our EDO platform plays in driving efficient cell uptake of this therapeutic cargo.

A characteristic feature of DM1 is the accumulation of nuclear foci, or myonuclear aggregates of DMPK mRNA bearing the pathogenic CUG repeat expansion. These foci sequester MBNL1, a critical modulator of transcript splicing, and thus play a key role in the downstream spliceopathies that are observed in this multi-systemic disorder. We assessed the impact of PGN-EDODM1 treatment on the presence of nuclear foci in DM1 cells through visualization with fluorescence in situ hybridization, or FISH, and immunofluorescence co-staining, and we observed that treatment led to a robust reduction of 54% in the number of these toxic aggregates. In contrast, treatment with the unconjugated PMO cargo did not yield a reduction in nuclear foci, an observation which we believe supports the potential utility of our EDO platform in driving the successful delivery of therapeutic agents to their nuclear site of action.

In a preclinical study conducted in DM1 patient cells, PGN-EDODM1 treatment supported the reduction of pathogenic nuclear foci in a dose-dependent fashion. Graph plotted as mean ± SD; n = 3-4 per group.

In this same in vitro study, we also assessed the impact of PGN-EDODM1 treatment on the sequestration of MBNL1. Following treatment and visualization, we observed a reduction in the amount of foci-bound MBNL1, indicating that that this critical splicing factor is liberated upon treatment with our DM1 product candidate. We believe these results provide additional support for the proposed mechanism of action of PGN-EDODM1, suggesting that – once delivered to the cell nucleus – our therapeutic cargo may bind to the CUG repeat expansion present in the DMPK transcript, resulting in a reduction in the number of nuclear foci and the liberation of MBNL1.

FOCI REDUCTION & LIBERATION OF MBNL1

DMPK foci
MBNL1
Nuclei
Overlap
Not treated
PGN-EDODM1

PGN-EDODM1 treatment resulted in the liberation of MBNL1 from DPMK foci.

Treatment of DM1 patient cells with PGN-EDODM1 led to robust correction of downstream mis-spliced transcripts associated with key disease pathologies in a dose-dependent fashion. At the highest dose assessed, 20 µM, PGN-EDODM1 treatment resulted in robust mis-splicing correction, resulting in exon inclusion or exclusion rates of approximately 70% of healthy control levels in these transcripts. This observation supports our therapeutic hypothesis that treatment with PGN-EDODM1 may restore the altered global spliceopathy profiles seen in DM1 patients, thus ameliorating the key pathologies that are the hallmark of this devastating disease.

In an in vitro study, PGN-EDODM1 treatment resulted in correction of mis-splicing pathologies to around 70% of healthy control levels. Graph plotted as mean ± SD; n = 5 per group.

Building on the encouraging positive data from our in vitro studies, we utilized the HSALR mouse model of DM1 to assess the activity of PGN-EDODM1. This transgenic mouse model contains between 220 and 250 CTG trinucleotide repeats in the inserted human skeletal actin, or HSA, gene, and exhibits molecular and functional pathologies that are very similar to those seen in human DM1 patients. The CUG repeat expansion present in the HSALR mouse model, and the subsequent sequestration of MBNL1, leads to downstream defects in the normal mRNA splicing patterns for a number of transcripts, resulting in aberrant inclusions or exclusions of exons.

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

Consistent with the reversal of mis-splicing events, treatment with a single dose of PGN-EDODM1 also led to a complete reversal of myotonia phenotype in HSALR mice as assessed by electromyography, with a dose of 30 mg/kg showing complete normalization two weeks after administration. In observational studies we noted quantitative amelioration of myotonia, where treated mice were able to ambulate normally following the inducement of this functional phenotype of disease by hindlimb pinching. In contrast, untreated HSALR mice were unable to efficiently use their hind legs and dragged them behind following the same myotonic inducement event.

PGN-EDODM1 led to a complete amelioration of myotonia in a preclinical study after a single administration. Graph plotted as min to max; n = 8 for PGN-EDODM1 group, n = 16 for HSALR saline control, n = 8 for WT saline control; *** = p≤0.001.

Furthermore, the pharmacologic effects of PGN-EDODM1 were observed to be highly durable. In a duration of effect study, again in the HSALR mouse model, amelioration of the pathogenic splicing patterns of the Atp2a1 and Clcn1 transcripts in the gastrocnemius and quadriceps persisted for at least 24 weeks following a single 30 mg/kg intravenous administration of PGN-EDODM1.

PGN-EDODM1 led to durable improvements in mRNA splicing through 24 weeks post-dose in the HSALR mouse model. Graph plotted as mean ±SEM; n = 7 for 0 timepoint, 8 for 2- and 12-week timepoints; 5 for 24-week timepoint.

In another study in the HSALR mouse model, multiple doses of PGN-EDODM1 at 30 mg/kg given once every four weeks were evaluated. While a single dose corrected 68% of transcript mis-splicing and 76% of myotonia, as measured using the pinch test, four repeat doses produced 99% correction of mis-splicing and 99% correction of the myotonia.

PGN-EDODM1 led to a normalization of splicing and near complete correction of myotonia in a repeat dosing preclinical study in skeletal muscles in HSALR mice. Mis-splicing analysis considers multiple transcripts. Graph is presented as mean ± SD; n = 8-12 per cohort per transcript. Myotonia pinch test was performed four weeks post-final dose. Grade 3 = Clear sign of myotonia strong AND reproducible, Grade 2 = Clear sign of myotonia, strong OR reproducible, Grade 1 = Clear sign of myotonia but non reproducible, Grade 0 = No sign of myotonia. Graph is presented as mean ± SD; n = 12-43 per cohort.

In order to understand the PK/PD relationship for PGN-EDODM1 to inform the clinical development strategy for PGN-EDODM1, we also quantified the concentration of PGN-EDODM1 in the muscle tissue in HSALR mouse model. Following PGN-EDODM1 administration in HSALR mice, we observed mean tissue concentrations of 6 nM at 28 days post single dose and 13 nM at 28 days post four doses. Furthermore, the clinical PK/PD relationship for PGN-EDO51 demonstrated that PGN-EDO51 at 10 mg/kg resulted in exon skipping activity in HVs while achieving muscle PMO concentration in the range of concentration similar to PGN-EDODM1 in HSAlr mice, as indicated below. Therefore, given that the EDO delivery peptide is identical for both programs and based on PGN-EDODM1 HSALR mouse PK/PD relationship and PGN-EDO51 human PK/PD relationship, we believe that PGN-EDODM1 has the potential to demonstrate improvement in splicing with a single dose in our ongoing FREEDOM trial.

Tissue Concentration (skeletal muscle)

PGN-EDODM1 (nM)
30
20
10
0
Max: EDO51
conc Ph 1 (10 mg/kg)
Min: EDO51
conc Ph 1 (10 mg/kg)
13 nM
6 nM
0 nM
HSA^LR
x1
x4
30 mg/kg

Tissue concentrations of PGN-EDODM1 28 days post dose in HSALR mice and tissue concentrations of PGN-EDO51 28 days post single dose (as shown in Phase 1 HV study results included above). Graph plotted as mean ± SEM; n = 8 for PGN-EDODM1 group, n = 8 for WT saline control; n = 6 for PGN-EDO51 data.

In summary, based on our preclinical data from the HSALR mouse model along with the expected PK/PD relationship from PGN-EDO51, we have designed a clinical development plan that we believe has the potential to translate the robust impact of PGN-EDODM1 on splicing and functional outcomes observed in the HSALR mouse model to patients.

Unlike several other approaches currently in clinical development, PGN-EDODM1’s mechanism of action does not target DMPK transcript for degradation. In both DM1 patient cells and in NHPs, mean DMPK transcript levels remained unchanged relative to an untreated control following exposure to PGN-EDODM1.

To elaborate on these studies, in an in vitro study, immortalized myoblasts from a DM1 patient with 2,600 CTG repeats were differentiated for four days to myotubes and treated for 24 hours with PGN-EDODM1 at a range of concentrations between 1 and 20 µM. DMPK transcript levels were evaluated by qPCR and normalized to ribosomal protein P0, or RPLP0. In NHPs, three doses of 10, 30 or 60 mg/kg of PGN-EDODM1 were administered every two weeks. One week following the final dose, DMPK transcript levels were evaluated by RT-PCR and normalized to RPLP0. Mean DMPK transcript levels remained unchanged relative to an untreated control following exposure to PGN-EDODM1.

No significant changes in mean DMPK transcript levels were observed in DM1 patient cells or in NHPs. Graphs plotted as mean ± SEM; n = 4 for patient cell data, n = 3-4 for NHP data.

Thus, we believe this unique mechanism of action design may offer a potential safety benefit, as we believe such an approach does not carry the risk of possible DMPK haploinsufficiency.

We have completed a number of GLP studies that support a generally well-tolerated safety profile for PGN-EDODM1. In a four dose, 12-week sub-chronic toxicology study in NHPs, PGN-EDODM1 was observed to be generally well-tolerated through 60 mg/kg. While we observed transient increases in serum creatinine that resolve within a week post dose, importantly, we did not see any adverse findings in the kidney through 60 mg/kg. Furthermore, there were no noteworthy hematologic, cardiovascular or hepatic effects observed.

PGN-EDODM1 administration in NHPs led to a transient increase in serum creatinine followed by reduction in serum creatinine to baseline levels by day 8. NHPs were dosed intravenously four times once every 28 days at 60 mg/kg over 60 min (n=6 males; n=6 females). Data shown as mean ± SD.

We believe that the totality of the data obtained from the safety/toxicology studies that have enabled IND/CTA filings highlight a potentially favorable safety profile for PGN-EDODM1.

In summary, based on PGN-EDODM1’s improvement of mis-splicing and myotonia in HSALR mouse model, the favorable safety profile observed in toxicology studies, and the ability of the EDO technology to achieve pharmacologically active levels of

PMO in skeletal muscle, as seen in the PGN-EDO51 Phase 1 HV data, we believe that PGN-EDODM1 has the potential to be a meaningful therapy for patients with DM1.

Clinical Development

We are currently enrolling patients with DM1 in the FREEDOM study, a randomized, double-blind placebo-controlled Phase 1 study. In this study, we intend to enroll approximately 24 adult patients with DM1 in multiple geographies including the U.S., U.K. and Canada, to evaluate the safety and tolerability of PGN-EDODM1. Per the protocol, PGN-EDODM1 will be administered at the starting dose of 5 mg/kg and subsequently at 10 mg/kg and 20 mg/kg. Dose escalation to the higher dose will be determined based upon evaluation of safety data from the prior dose cohort(s). We will conduct muscle biopsies at baseline, at day 28 and at week 16. In addition to safety and tolerability, we plan to assess oligonucleotide muscle concentrations, splicing correction and functional outcome measures at day 28 and at week 16 following a single dose of PGN-EDODM1. We anticipate reporting preliminary data, including safety, correction of splicing and functional outcome measures, in the second half of 2024.

The safety data from the initial cohorts of the FREEDOM trial will inform the design of the planned FREEDOM2-DM1 trial, which will be a Phase 2 randomized, double blind, placebo-controlled MAD study in DM1 patients, which we anticipate opening in the second half of 2024.

Based on preclinical data, emerging safety profile and translatability of our EDO platform from preclinical species to humans as observed with PGN-EDO51, we believe that PGN-EDODM1 has the potential to be disease-modifying and could improve outcomes for patients living with DM1. Notably, the FDA has recently granted Fast Track designation to PGN-EDODM1.

PGN-EDO53

Overview

We are also developing EDO therapeutics for additional DMD patient population, including PGN-EDO53, for patients who are amenable to exon 53 skipping, representing approximately 8% of DMD patients. PGN-EDO53 utilizes the same EDO CPP as our exon 51-skipping product candidate, PGN-EDO51, which we believe will allow us to leverage our drug development experience in DMD to rapidly drive this candidate to the clinic. In a NHP study of PGN-EDO53, we observed single-dose exon skipping levels that were almost seven times higher than those observed for R6G-PMO53, a relevant comparator peptide-PMO conjugate approach. We intend to progress the selected candidate for PGN-EDO53 into IND/CTA enabling studies in 2024.

Current Approaches and Unmet Needs

Two unconjugated ASOs leveraging PMO chemistry have been approved for the treatment of individuals with DMD who are amenable to an exon 53-skipping approach – golodirsen, marketed as VYONDYS 53® by Sarepta and viltolarsen, marketed as VILTEPSO® by NS Pharma, Inc. in the U.S.. These drugs were approved in the U.S. through the accelerated approval regulatory pathway based on an increased expression of dystrophin, which is considered to be a surrogate endpoint for this indication. Both golodirsen and viltolarsen have yet to establish a clinical benefit for DMD patients through a confirmatory trial.

Our Approach for Preclinical Development

We are developing PGN-EDO53, a peptide-conjugated ASO designed to skip exon 53 of the dystrophin transcript in DMD patients who are amenable to such a therapeutic approach. We have completed a preclinical in vitro screen of a number of candidate ASO sequences utilizing the established PMO chemistry. We synthesized several exon 53-skipping PMOs conjugated to our lead EDO peptide and assessed the activity of these in human-derived myoblasts carrying mutations that are amenable to treatment with an exon 53-skipping approach. Based on the data obtained from this in vitro screen, we have subsequently assessed several development candidates in a repeat-dose NHP study, where these PPMOs were assessed alongside a relevant comparator, R6G-PMO53. Three doses of each PPMO were administered intravenously over 60 minutes every four weeks, with biopsies of the biceps collected five to seven days after the first and second administrations, and terminal samples collected seven days after the final dose. Exon 53 skipping was assessed by RT-PCR.

Notably, the single-dose exon skipping levels of 36.4% obtained for the selected PGN-EDO53 candidate were almost seven times higher than those observed for the R6G-PMO53 comparator at 5.4%. Furthermore, exon 53 skipped transcripts accumulated with repeat dosing of PGN-EDO53. Following the third and final dose of PGN-EDO53, mean exon skipping levels were observed to be 57.2%, a level that was nearly three times higher than the mean exon skipping levels of 20.8% that were observed for the R6G-PMO53 comparator. We believe that this accumulation in skipped transcript is indicative of the potential of the EDO platform to drive clinically meaningful levels of exon skipping, and ultimately dystrophin production, in DMD patients. We are initiating IND/CTA enabling studies for PGN-EDO53 in 2024.

Treatment with PGN-EDO53 afforded single-dose exon skipping levels almost seven times higher than for a comparator PPMO. Graphs plotted as mean ± SD; n = 3 per group; study was not powered for statistical significance.

Expanding the Application and Scope of Our EDO Platform

New Indications with PMO Therapeutics

In the future, we intend to apply our deep understanding of our EDO platform and PMO therapeutics to the development of additional product candidates in other indications. Based on extensive preclinical data we have generated, we believe that the ability of our EDO peptides to deliver exon skipping and RNA blocking therapeutics to muscle cells and other target tissues positions us to develop additional product candidates in other neuromuscular indications as well as in potentially neurologic indications.

New Cargos

We believe that our EDO technology has the potential to facilitate the delivery of multiple types of oligonucleotide therapeutics. To date, our efforts have primarily focused on the delivery of PMOs, but we also intend to pursue the expansion of our cargo scope to other nucleic acid species.

New Peptide Technologies

We intend to further establish our expertise and competitive position in the field of oligonucleotide delivery through the ongoing research and development of new peptides. In connection with these efforts, we intend to leverage our deep expertise in this field to design new peptides that target specific tissue types, and to seek to further optimize the tissue and cellular delivery of our EDO platform.

Manufacturing

Our manufacturing process is modular in nature. The peptide and oligonucleotide components are assembled using readily available building blocks and are subsequently conjugated using well-established methodologies. This process is fully synthetic and does not rely on microbial fermentation, thus substantially reducing the risk of introducing microbial DNA or protein into our product candidates. Furthermore, our manufacturing process is highly scalable and easily characterizable – attributes that we intend to leverage to support the rapid development and clinical translation of our EDO conjugate therapeutics. We have produced, manufactured and released multiple batches under current Good Manufacturing Practice, or cGMP, and have successfully utilized this material in a Phase 1 clinical trial.

We do not own or operate manufacturing facilities, and currently rely on third-party contract development manufacturing organizations, or CDMOs, and suppliers for the cell-penetrating peptide, linker and oligonucleotide components that comprise our EDOs, and for the conjugation of our product candidates as well as for the manufacturing of the finished dosage form (sterile injectable drug product). We anticipate that we will continue to utilize third-party CDMOs and suppliers to support our ongoing and future preclinical, clinical and commercial activities, and our intention is to build this network of organizations as we scale our manufacturing requirements. Long-term, we may also decide to establish internal manufacturing of our drugs or selected intermediates.

We believe that there are multiple sources for all raw materials employed in the manufacturing of our EDO therapeutics, and we believe that several CDMOs are able to assemble either the peptide intermediate, the linker, and the oligonucleotide as well as the final API.

There are extensive regulations that govern the manufacturing of biopharmaceutical products, and the third-party manufacturing organizations we work with are required to adhere to these regulations. Our CDMOs are required to manufacture our product candidates under cGMP requirements, alongside other applicable laws and regulations.

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

We expect to face competition from existing products and product candidates in development for each of our programs. Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc., or PTC. Individuals with DMD also use prednisone or prednisolone off-label. In addition, there are several FDA-approved exon skipping drugs: EXONDYS 51 and VYONDYS 53, which are naked PMOs approved for the treatment of DMD patients amenable to exon 51 and exon 53 skipping, respectively, marketed by Sarepta; and VILTEPSO , a naked PMO approved for the treatment of DMD patients amenable to exon 53 skipping, which is marketed in the U.S. by NS Pharma, Inc. Companies focused on developing treatments for DMD that target increased dystrophin expression, as our DMD program does, include Sarepta with SRP-5051, a peptide-linked PMO currently being evaluated in a Phase 2b clinical trial for patients amenable to exon 51 skipping, Dyne Therapeutics, Inc., or Dyne, with DYNE-251, an antibody-conjugated PMO that targets exon 51 skipping in a Phase 1/2 clinical trial; BioMarin Pharmaceutical Inc., or BioMarin, with BMN-351,a phosphorothioate oligonucleotide that targets exon 51 skipping currently in preclinical development; and Wave Life Sciences Ltd., or Wave, with WVE-N531, a stereopure oligonucleotide in a Phase 1/2 clinical trial for patients amenable to exon 53 skipping.

In addition, several companies are developing gene therapies to treat DMD. These include Sarepta’s ELEVIDYS (SRP-9001) which was approved in June 2023 for treatment of ambulatory pediatric patients aged 4 through 5 years with DMD with a confirmed mutation in the DMD gene. In an interim readout of a recent Phase 3 EMBARK trial, which is still ongoing, patients with DMD between ages 4 through 7 years treated with ELEVIDYS did not show statistically significant benefit on the North Star Ambulatory Assessment, which was the primary endpoint. ELEVIDYS showed statistically significant results on all key pre-specified secondary endpoints, time to rise and 10-meter walk/run test. Based on the interim read out from EMBARK, Sarepta has filed an efficacy supplement to its BLA to encompass “treatment of DMD patients with a confirmed mutation in the DMD gene.” The FDA accepted the filing of the efficacy supplement and has given the application priority review with a review goal date of June 21, 2024. In addition, several other companies are developing investigational gene therapies to treat DMD, including Pfizer Inc.’s PF-06939926, fordadistrogene movaparvovec, which is currently being assessed in a Phase 3 clinical trial, and Sarepta’s Galgt2 gene therapy program, Solid Biosciences Inc.’s SGT-003 and REGENXBIO Inc.’s RGX-202, currently in clinical development. Gene editing treatments that are in preclinical development are also being pursued by Vertex Pharmaceuticals, Inc., or Vertex, and Sarepta.

We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD, including Edgewise with EDG-5506, a muscle stabilizer that is currently in clinical development and givinostat, a histone deacetylase, or HDAC, inhibitor, that reduces fibrosis in patients with DMD and is currently under review by the FDA and EMA.

For DM1, there are currently no approved therapies to treat the underlying cause of the disease. Product candidates currently in clinical development to treat DM1 include several approaches that target DMPK RNA. These include AOC 1001, an antibody linked siRNA in Phase 1/2 clinical development with a global Phase 3 study planned for initiation in the second quarter of 2024 by Avidity Biosciences, Inc., or Avidity; DYNE-101, an antibody conjugated antisense oligonucleotide in clinical development by Dyne; and VX-670, a peptide conjugated PMO in Phase 1 by Entrada Therapeutics, Inc., or Entrada, and Vertex. There are additional approaches under development such as ATX-01, a micro RNA that modulates the expression of MBNL1 by Arthex Biotech S.L. that recently received IND clearance. Another small molecule, tideglusib, which is a GSK3-ß inhibitor is in clinical development by AMO Pharma Ltd. for the congenital phenotype of DM1, recently failed to meet primary endpoint in a pivotal study.

Several gene editing treatments are in preclinical development by Vertex; an artificial site-specific RNA endonuclease gene therapy is being developed by Enzerna Biosciences Inc., or Enzerna; Design Therapeutics, Inc. is developing an approach to prevent formation of CUG hairpins; Expansion Therapeutics, Inc. is developing an approach utilizing the interaction of small molecules with RNA in preclinical development; and therapeutics based on biomolecular condensate biology are in preclinical development by Dewpoint Therapeutics, Inc., or Dewpoint, and Pfizer.

We will also compete more generally with other companies developing alternative scientific and technological approaches, including companies working to develop conjugates with oligonucleotides for extra-hepatic delivery, including Alnylam Pharmaceuticals, Inc., or Alnylam, Aro Biotherapeutics Co., or Aro, Arrowhead Pharmaceuticals, Inc., or Arrowhead, Avidity, Dicerna Pharmaceuticals, Inc. (acquired by Novo Nordisk), or Dicerna, Dyne, Entrada, Ionis Pharmaceuticals, Inc., or Ionis. NeuBase Therapeutics, Inc., or NeuBase, PYC Therapeutics Limited, or PYC, and Sarepta, as well as gene therapy and gene editing approaches.

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

Sales and Marketing

We currently do not have a commercial infrastructure in any geography. As we progress our programs through development, we may build a commercial infrastructure in the U.S. and selected other territories to support the commercialization of each of our product candidates when we believe a regulatory approval in a particular territory is likely. We intend to conduct market research in connection with designing our commercialization strategy for each of our product candidates, which strategy may depend on the size and geographic dispersion of the target patient population and the characteristics of the prescribing audience for our products, if approved. For example, with respect to certain of our product candidates that target diseases with a limited patient population, a concentrated prescribing audience and a small number of key opinion leaders who influence the treatments prescribed for the relevant patient population, we may address each such market using our own targeted, specialty sales and marketing organization supported by internal sales personnel, an internal marketing group and distribution support. For other product candidates, we may establish a larger and more dispersed sales force, or seek strategic collaborations to support our commercialization efforts.

We intend to evaluate our commercialization strategy as we advance each product candidate through clinical development. In any core markets outside of the U.S. that we may identify, where appropriate, we may utilize strategic partners, distributors or contract sales forces to expand the commercial availability of our product candidates.

Material Contracts

License of Technology Agreement with Oxford University Innovation Limited and Medical Research Council as Part of United Kingdom Research and Innovation

On March 26, 2018, we, through our wholly-owned subsidiary PepGen Limited, entered into a license agreement, or the OUI/MRC License, with Oxford University Innovation Limited, or OUI, and MRC. We amended the OUI/MRC License on December 21, 2018, and subsequently amended and restated it on November 23, 2020.

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

In consideration for the rights conveyed by OUI and MRC under the OUI/MRC License, we were obligated to pay, and have paid, to OUI certain up-front fees in an aggregate amount of approximately £80,000 in connection with the execution of each of the original OUI/MRC License and the amended and restated OUI/MRC License. In addition, we are obligated to pay to OUI sub-single to low, single-digit percentage royalties, or the Royalty Rate, on net sales of any OUI/MRC Licensed Products in excess of a threshold amount between £20 million and £30 million that are commercialized by us. The royalty rate for a given OUI/MRC Licensed Product will decrease a certain percentage following expiration or revocation of the last valid claim of the OUI/MRC Patents covering such OUI/MRC Licensed Product and where there is a product sold by a third party that competes with such OUI/MRC Licensed Product on a country-by-country basis. If we receive any non-royalty payments and royalties in connection with sublicenses or other contracts relating to the OUI/MRC Licensed Technology or OUI/MRC Know-How, we are obligated to pay to OUI, in each instance, a sublicense fee that is from mid-single digit to mid teen percentage depending on the license year in which we execute the sublicense or contract. We are also required to pay certain milestone payments to OUI upon the achievement by us or our sublicensees of specified commercial milestones in an aggregate amount of £100,000 for each OUI/MRC Licensed Product and specified patent procurement milestones in an aggregate amount of £10,000.

Upon completion of our initial public offering, or IPO, in May 2022, we paid an exit fee of $1.4 million to OUI during the second quarter of 2022.

Unless earlier terminated, the OUI/MRC License will terminate in its entirety upon the later of (a) the date on which all patents and patent applications licensed to us under the OUI/MRC License have been abandoned or allowed to lapse or expired or been rejected or revoked without a right of further appeal in a relevant country or territory or (b) March 26, 2038. The last-to-expire licensed patent under the OUI/MRC License is set to expire on February 11, 2042. We may terminate the OUI/MRC License in its entirety at any time for convenience upon providing OUI and MRC with written notice. Either party may terminate the OUI/MRC License in its entirety for the other party’s uncured material breach after an opportunity for the other party to cure such material breach. OUI and MRC may terminate the OUI/MRC License for our (a) insolvency or if we challenge the validity of the licensed patents, (b) breach our obligation to develop and exploit the technology in accordance with the development plan and subsequent failure to take remedial action reasonably requested by OUI and/or MRC or (c) failure to pay the Exit Fee or Exit Buy Out Fee. If the OUI/MRC License is terminated by either party for any reason, the OUI/MRC Licenses will terminate and all rights thereunder will revert to OUI and MRC, respectively.

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

Any issued patents that we may own or in-license in the future may be challenged, invalidated, circumvented or have the scope of their claims narrowed. Because patent applications can take many years to issue, there may be applications unknown to us, which applications may later result in issued patents that our existing or future products or technologies may be alleged to infringe. Additionally, we cannot be certain of the priority of inventions covered by pending third-party patent applications. If third parties prepare and file patent applications in the U.S. that also claim technology or therapeutics to which we have rights, we may have to participate in interference proceedings in the U.S. Patent and Trademark Office, or USPTO, to determine priority of invention, which is highly unpredictable and which could result in substantial costs, even if the eventual outcome is favorable to us. We are aware of certain patents in the U.S. and other jurisdictions owned by third parties that claim subject matter that relates to our product candidates and the EDO platform. In addition, because of the extensive time required for clinical development and regulatory review of a product candidate we may develop, it is possible that, before any of our product candidates can be commercialized, any patent covering a certain product may expire or remain in force for only a short period following commercialization, thereby limiting the protection such patent would afford the respective product and any competitive advantage such patent may provide.

The term of individual patents depends upon the date of filing of the patent application, the date of patent issuance and the legal term of patents in the countries in which they are obtained. In most countries, including the U.S., the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the U.S., a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent or may be shortened if a patent is terminally disclaimed over an earlier expiring patent.

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

As of December 31, 2023, we owned two pending U.S. patent applications and one pending Patent Cooperation Treaty, or PCT, international application, and exclusively licensed one issued patent (a European patent validated in France, Germany, Italy, Spain, and Great Britain) and 74 pending patent applications under our OUI/MRC License. For more information regarding our OUI/MRC License, see the section titled “Business—Material Contracts—License of Technology Agreement with Oxford University Innovation Limited and Medical Research Council as Part of United Kingdom Research and Innovation.”

The issued patent and patent applications that cover our product candidates and technology, as of December 31, 2023, include:

•
With respect to PGN-EDO51, we owned applications pending in the U.S., Europe and Japan that cover methods of use and exclusively licensed 47 pending patent applications under the OUI/MRC License that cover compositions of matter and methods of use, including applications in Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, South Korea, Mexico, the Russian Federation, Saudi Arabia, and the U.S. Any patents issuing from the patent applications would have expiration dates ranging from 2039 to 2042, without accounting for any available patent term adjustments or extensions.
•
With respect to PGN-EDODM1, we owned applications pending in the U.S., Canada, China, Europe and Japan that cover methods of use and exclusively licensed 45 pending patent applications under the OUI/MRC License that cover compositions of matter and methods of use, including applications in Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, South Korea, Mexico, the Russian Federation, Saudi Arabia, and the U.S. Any patents issuing from the patent applications would have expiration dates ranging from 2039 to 2042, without accounting for any available patent term adjustments or extensions.
•
With respect to PGN-EDO53, PGN-EDO45 and PGN-EDO44, we exclusively licensed 30 pending patent applications under the OUI/MRC License that cover compositions of matter and methods of use, including applications in Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, South Korea, Mexico, the Russian Federation, Saudi Arabia, and the U.S. Any patents issuing from these patent applications would expire in 2039, without accounting for any available patent term adjustments or extensions.

•
With respect to our EDO platform, we owned one pending PCT international patent application and exclusively licensed one issued European patent and 41 pending patent applications under the OUI/MRC License that cover compositions of matter and methods of use, including applications in Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, South Korea, Mexico, the Russian Federation, Saudi Arabia, and the U.S. The issued European patent is expected to expire in 2035, without accounting for any available patent term adjustments or extensions. The issued European patent was validated in France, Germany, Italy, Spain, and Great Britain, and it relates to certain compositions of matter and uses that may be utilized during future platform development activities. Any patents issuing from the patent applications would have expiration dates ranging from 2035 to 2043, without accounting for any available patent term adjustments or extensions.

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

U.S. Government Regulation of Drug Products

In the U.S., the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending New Drug Applications, or NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the U.S. generally involves the following:

•
Completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s GLP regulations;
•
Submission to the FDA of an IND, which must become effective before human clinical trials may begin;
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
•
Satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
•
Satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data; and
•
FDA review and approval of the NDA.

Preclinical Studies

Before testing any drug product candidate, including our product candidates, in humans, the product candidate must undergo rigorous preclinical testing. Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as in vitro and animal studies to assess potential safety and efficacy. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for safety/toxicology studies.

Prior to beginning the first clinical trial with a product candidate in the U.S., we must submit an IND to the FDA. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data and any available clinical data or literature and plans for clinical studies, among other things, to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before human clinical trials may begin. Some preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue even after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to initiate. For example, in May 2023, we announced that we received a clinical hold notice from the FDA regarding our IND application to initiate our Phase 1 FREEDOM study, and in June 2023, we provided an update on our plans with respect to this program. In October 2023, we announced that the FDA lifted the clinical hold on our Phase 1 FREEDOM study, allowing this study to proceed in the U.S.

Clinical Trials

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it is initiated at that institution. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also must review and approve the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completion.

Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a DSMB, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy.

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

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if SAEs occur. Written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies or animal or in vitro testing that suggest a significant risk for human subjects and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information.

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

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug product intended to treat a rare disease or condition, which is generally a disease or condition that affects either (i) fewer than 200,000 individuals in the U.S., or (ii) more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making the product available in the U.S. for this type of disease or condition will be recovered from sales of the product. A company must request orphan drug designation before submitting an NDA. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

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

A designated orphan drug many not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the U.S. may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if a second applicant demonstrates that its product is clinically superior to the approved product with orphan exclusivity or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

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

A product may also be eligible for accelerated approval if it treats a serious or life-threatening disease or condition, generally provides a meaningful advantage over available therapies and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA generally requires that a sponsor perform adequate and well-controlled post-marketing clinical trials to verify and describe the product’s clinical benefit. These confirmatory trials must be completed with due diligence, and, under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Under FDORA, the FDA has increased authority for expedited procedures to withdraw the product from the market (and withdraw its approval). In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by the agency, pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

U.S. Non-Patent Exclusivity

Market exclusivity provisions under the FDCA can delay the submission or the approval of certain follow-on applications. The FDCA provides a five-year period of data exclusivity within the U.S. to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an Abbreviated New Drug Application, or ANDA, for a generic version of the drug or a 505(b)(2) NDA for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, such a follow-on application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

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

Pediatric exclusivity is another type of regulatory market exclusivity in the U.S. Pediatric exclusivity, if granted, adds six months to existing regulatory exclusivity periods for all formulations, dosage forms, and indications of the active moiety and listed patent terms. This six-month exclusivity may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial, provided that at the time pediatric exclusivity is granted there is not less than nine months of term remaining. The issuance of a Written Request does not require the sponsor to undertake the described clinical trials.

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

FDA regulations require that products be manufactured in specific facilities and in accordance with cGMP regulations which require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs and those supplying products, ingredients, and components of them are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and for notifying FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the U.S. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP requirements and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and for notifying FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the U.S.

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

Healthcare Reform and Legislative Updates

In the U.S., in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, each as amended, collectively known as the ACA, was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affected the pharmaceutical industry. The ACA contained a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement adjustments and changes to fraud and abuse laws. For example, the ACA:

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

Since its enactment, there have also been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA. Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year to 2031, unless additional Congressional action is taken. The U.S. American Taxpayer Relief Act of 2012 further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation.  These laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

There has been increasing legislative and enforcement interest in the U.S. with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. The Inflation Reduction Act of 2022 (IRA) includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries, proposed and enacted legislation and executive orders designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Individual states in the U.S. have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could impact the amounts that federal and state governments and other third-party payors will pay for healthcare products and services.

Data Privacy and Security

Numerous state, federal and foreign laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners. In the U.S., numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. For example, European Union General Data Protection Regulation (EU) 2016/679, or the GDPR imposes strict requirements for processing the personal data of individuals within the European Economic Area, or EEA, including requirements relating to processing health-related and other sensitive data, establishing a legal basis for processing such as obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, imposing limitations on retention of personal data; maintaining a record of data processing, complying with the principal of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA to countries that the European Union, or EU does not consider to have in place adequate data protection legislation, including the U.S. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the non-compliant company, whichever is greater. Further, from January 1, 2021, companies have had to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in the U.K., or UK national law. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Regulation and Procedures Governing Approval of Medicinal Products Outside the United States

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, an applicant will need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. For example, the process governing approval of medicinal products in the EU generally follows the same lines as in the United States. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a marketing authorization application, and granting of a marketing authorization by these authorities before the product can be marketed and sold in the EU.

European Union Drug Development and Approval

Clinical Trial Approval

In April 2014, the EU adopted the Clinical Trials Regulation (EU) No 536/2014, or CTR, which repealed and replaced the previous Clinical Trials Directive (2001/20/EC) on January 31, 2022. The transitory provisions of the CTR provide that all ongoing clinical trials must have transitioned to the CTR by January 31, 2025. The CTR overhauls the previous system of approvals for clinical trials in the EU. Specifically, the CTR, which is directly applicable in all EU Member States (meaning no national implementing legislation in each Member State is required), aims at simplifying and streamlining the approval of clinical trials in the EU, simplifying adverse-event reporting procedures, improving the supervision of clinical trials and increasing their transparency. The main characteristics of the CTR include: a streamlined application procedure via a single-entry point through the Clinical Trials Information System, or CTIS; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials. The role of the relevant ethics committees in the assessment procedure continues to be governed by the national law of the applicable Member State, however overall related timelines are defined by the CTR.

Marketing Authorization

To obtain a marketing authorization for a product in the EU, an applicant must submit a marketing authorization application, either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in EU Member States (decentralized procedure, national procedure, or mutual recognition procedure). A marketing authorization may be granted only to an applicant established in the EU or the additional Member States of the European Economic Area (Norway, Iceland and Liechtenstein), or EEA.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all EU Member States, as well as the additional Member States of the EEA. Pursuant to Regulation (EC) No. 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products (gene-therapy, somatic cell-therapy or tissue-engineered medicines) and products with a new active substance indicated for the treatment of cancer, HIV, AIDS, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions or viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

Under the centralized procedure, the Committee for Medicinal Products for Human Use, or CHMP, established at the EMA is responsible for conducting an initial assessment of a product. The maximum timeframe for the evaluation of a marketing authorization application is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Clock stops may extend the timeframe of evaluation of an application considerably beyond 210 days. Where the CHMP gives a positive opinion, the EMA provides the opinion together with supporting documentation to the European Commission, who makes the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated evaluation may be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the viewpoint of public health and, in particular, therapeutic innovation. If the CHMP accepts such a request, the time limit of 210 days will be reduced to 150 days, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that it is no longer appropriate to conduct an accelerated assessment.

National marketing authorizations, which are issued by the competent authorities of the Member States of the EU and only cover their respective territory, are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in a Member State of the EU, this national authorization can be recognized in other Member States through the mutual recognition procedure. If the product has not received a national authorization in any Member State at the time of application, it can be approved simultaneously in various Member States through the decentralized procedure.

Data and Market Exclusivity in the European Union

In the EU, new chemical entities (including both small molecules and biological medicinal products) approved on the basis of a complete and independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. Data exclusivity, if granted, prevents generic or biosimilar applicants from referencing the innovator’s pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization, for a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization application can be submitted, and the innovator’s data may be referenced, but no medicinal product can be marketed until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with currently approved therapies. There is no guarantee that a product will be considered by the EMA to be a new chemical entity, and products may not qualify for data exclusivity. Even if a product is considered to be a new chemical entity so that the innovator gains the prescribed period of data exclusivity, another company could nevertheless also market another version of the product if such company obtained marketing authorization based on a marketing authorization application with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Orphan Designation and Exclusivity

Regulation (EC) No 141/2000 and Regulation (EC) No. 847/2000 provide that a product can be designated as an orphan medicinal product by the European Commission if its sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition, (2) either (i) such condition affects no more than five in ten thousand persons in the EU when the application is made, or (ii) without the benefits derived from orphan status, it is unlikely that the marketing of the product in the EU would generate sufficient return to justify the necessary investment in its development; (3) there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, the product would be of significant benefit to those affected by that condition.

An orphan designation provides a number of benefits, including fee reductions, regulatory assistance and the possibility to apply for a centralized EU marketing authorization. Marketing authorization for an orphan medicinal product leads to a ten-year period of market exclusivity being granted following marketing approval of the orphan product. During this market exclusivity period, the EMA, the European Commission or the competent authorities of the EU Member States may only grant marketing authorization to a “similar medicinal product” for the same therapeutic indication if: (i) a second applicant can establish that its product, although similar to the authorized product, is safer, more effective or otherwise clinically superior; (ii) the marketing authorization holder for the authorized product consents to a second orphan medicinal product application; or (iii) the marketing authorization holder for the authorized product cannot supply enough orphan medicinal product. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The market exclusivity period for the authorized therapeutic indication may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation because, for example, the product is sufficiently profitable not to justify market exclusivity. Orphan designation must be requested before submitting an application for marketing approval. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The aforementioned EU rules are generally applicable in the EEA.

Reform of the Regulatory Framework in the European Union

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). The European Commission has provided the legislative proposals to the European Parliament and the European Council for their review and approval. In October 2023, the European Parliament published draft reports proposing amendments to the legislative proposals, which will be debated by the European Parliament. Once the European Commission’s legislative proposals are approved (with or without amendment), they will be adopted into EU law.

Brexit and the Regulatory Framework in the United Kingdom

The U.K. formally left the EU on January 31, 2020, and the EU and the U.K. have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of cGMP, inspections of manufacturing facilities for medicinal products and cGMP documents issued, but does not provide for wholesale mutual recognition of United Kingdom and EU pharmaceutical regulations. At present, EU laws which have been transposed into U.K. law through secondary legislation continue to be applicable as “retained EU law”. However, legislation such as the EU Clinical Trials Regulation or in relation to orphan medicinal products are not applicable. The U.K. government has passed the Medicines and Medical Devices Act 2021, which introduced delegated powers in favor of the Secretary of State (or for Northern Ireland, the Department of Health in Northern Ireland) to amend or supplement existing regulations in the area of medicinal products and medical devices. This allows new rules to be introduced in the future by way of secondary legislation, which aims to allow flexibility in addressing regulatory gaps and future changes in the fields of human medicines, clinical trials and medical devices.

As of January 1, 2021, the MHRA is the U.K.’s standalone medicines and medical devices regulator. As a result of the Northern Ireland protocol, different rules apply in Northern Ireland than in England, Wales, and Scotland (together, Great Britain, or GB); broadly, Northern Ireland currently continues to follow the EU regulatory regime, but its national competent authority will remain the MHRA. On February 27, 2023, the U.K. government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the U.K.. In particular, the MHRA will be responsible for approving all medicinal products destined for the U.K. market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. A single U.K.-wide marketing authorization will be granted by the MHRA for all medicinal products to be sold in the U.K., enabling products to be sold in a single pack and under a single authorization throughout the U.K.. The Windsor Framework was approved by the EU-U.K. Joint Committee on March 24, 2023, so the U.K. government and the EU will enact legislative measures to bring it into law. On June 9, 2023, the MHRA announced that the medicines aspects of the Windsor Framework will apply from January 1, 2025.

The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment and a rolling review procedure. All existing EU marketing authorizations for centrally authorized products were automatically converted or grandfathered into U.K. marketing authorizations, effective in Great Britain (only), free of charge on January 1, 2021, unless the marketing authorization holder chose to opt-out. In order to use the centralized procedure to obtain a marketing authorization that will be valid throughout the EEA, companies must be established in the EEA. Therefore, since Brexit, companies established in the U.K. can no longer use the centralized procedure and instead an EEA entity must hold any centralized marketing authorizations. In order to obtain a U.K. marketing authorization to commercialize products in the U.K., an applicant must be established in the U.K. or EEA and must follow one of the U.K. national authorization procedures. On January 1, 2024, a new international recognition framework was put in place, which will have regard to decisions on the approval of marketing authorizations made by the European Medicines Agency and certain other regulators when determining an application for a GB authorization. The MHRA also has the power to have regard to marketing authorizations approved in EU Member States (or Iceland, Liechtenstein, Norway) through decentralized or mutual recognition procedures when determining an application for a GB authorization.

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

Rest of the World Regulation

For other countries outside of Canada, the EU and the U.S., such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. Additionally, the clinical trials must be conducted in accordance with GCP requirements and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Employees and Human Capital Resources

As of December 31, 2023, we had 64 full-time employees, of whom 24 have Ph.D. degrees, and several part-time employees employed on a co-op or internship basis. Within our workforce, 52 employees are engaged in research and development and 12 are engaged in business development, finance, legal, and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Facilities

In 2023, we primarily operated out of 31,668 square feet of office and laboratory space at 321 Harrison Street, Boston, Massachusetts 02118. The lease was signed on December 1, 2021 and the lease term commenced on December 29, 2022. The term of the lease is 110 months from the commencement date, expiring in May 2032, with an option to extend the lease for one successive five-year term.

We believe that our facilities are adequate for our current needs and for the foreseeable future. To meet the future needs of our business, we may lease additional or alternate space. We believe that suitable additional or substitute space at commercially reasonable terms will be available as needed to accommodate any future expansion of our operations.

Our Culture and Team

Our mission is to deliver transformative therapeutics to those in need, and we believe our innovative EDO technology is well-positioned to effect this change for patients, families and the broader healthcare community. As a company, we value:

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

In support of our mission, we have assembled a leadership team with deep experience in research and development, clinical translation, regulatory affairs, corporate development and compliance. Our Chief Executive Officer, James McArthur, Ph.D., brings over 25 years of industry experience to the company, including senior leadership and Board roles at Imara Inc., Cydan LLC and Nightstar Therapeutics plc, with a specific focus on rare disease therapeutics. Dr. McArthur is ably supported by Noel Donnelly, M.B.A., our Chief Financial Officer, who has over 25 years of experience in financial planning and analysis, business analytics and portfolio management and has held roles at EIP Pharma Inc., Takeda Pharmaceuticals, Inc., and Shire HGT; Mary Beth DeLena, our General Counsel and Secretary, who has over 20 years of experience advising life sciences companies in a broad range of strategic, transactional, and corporate matters, spanning early research and development to commercial launch and execution, and has held roles at Alnylam Pharmaceuticals, Praecis Pharmaceuticals, Inc. and Skadden, Arps, Slate, Meagher & Flom LLP; Michelle L. Mellion, M.D., our Senior Vice President, Clinical Development, who is double Board-certified in neurology and clinical neurophysiology and has held roles at Fulcrum Therapeutics, Inc., Vertex Pharmaceuticals, Inc., and Biogen Inc; and Niels Svenstrup, Ph.D., our Senior Vice President of Chemistry, Manufacturing and Control, who has extensive experience in the manufacturing and release of peptide drugs for late-stage clinical programs and has held roles at Ascendis Pharma A/S, Cydan LLC, and Lundbeck A/S, amongst others. We have established a strong scientific advisory board, with members who bring a wealth of expertise from both the indication and therapeutic modality perspectives in their roles as academics, clinicians and drug developers.

We were founded in 2018 with technology spun out from the University of Oxford and MRC to further develop and commercialize this novel peptide delivery approach. This technology was created and refined over a decade by Michael Gait, Ph.D. and Professor Matthew Wood, M.D., Ph.D. We have exclusively licensed the patents, patent applications and know-how associated with this technology.

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

Since inception, we have incurred significant operating losses. Our net losses were $78.6 million and $69.1 million for the years ended December 31, 2023 and December 31, 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $181.5 million. To date, we have financed our operations primarily with the proceeds raised from the sale of our convertible preferred stock in private placements and common stock in our IPO and our equity offerings in early 2024, described below. We have devoted substantially all of our financial resources and efforts to research and development activities, business planning, establishing and maintaining our intellectual property portfolio, acquiring and developing product and technology rights, hiring personnel, leasing premises and associated capital expenditures, raising capital, and providing general and administrative support for these operations. We are still in the early stages of development of our programs and have only advanced two product candidates into clinical development. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we identify, continue the research and development of, continue preclinical testing and initiate clinical trials of, arrange for the manufacturing of, and potentially seek marketing approval for any product candidates that successfully completes clinical testing. To date, we have only completed a Phase 1 clinical trial for our first product candidate, PGN-EDO51 and initiated Phase 2 clinical trials for PGN-EDO51 as well as a Phase 1 clinical trial for our second product candidate, PGN-EDODM1. In addition, if we obtain marketing approval for any product candidate, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed, on attractive terms or at all, we may be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of December 31, 2023, we had cash, cash equivalents, and marketable securities of $110.4 million. In July 2021, we raised aggregate gross proceeds of $21.0 million from the final milestone closing of our Series A-2 convertible preferred stock and aggregate gross proceeds of $112.5 million from the private placement of our Series B convertible preferred stock. In addition, in May 2022, we raised aggregate gross proceeds of $122.9 million from our IPO.

On February 5, 2024, we sold shares under our at-the-market offering program, or ATM program, pursuant to an At-the-Market Equity Offering Sales Agreement, or Sales Agreement, with Stifel, Nicolaus & Company, Incorporated, resulting in net proceeds of $9.9 million. On February 9, 2024, we sold shares in a follow-on offering, or the Follow-on Offering, resulting in net proceeds of $76.9 million after deducting underwriters' fees of $3.2 million. Net proceeds from the ATM program and Follow-on Offering, after deducting underwriters' fees and before deducting costs of the offerings, were $86.8 million.

Based on our current operating plans, we believe that our existing cash, cash equivalents, marketable securities, including proceeds from shares sold under our ATM program and in the Follow-on Offering, will be sufficient to fund our operations into 2026. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors, including factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect and could be forced to seek additional funding sooner than planned.

Our future capital requirements will depend on many factors, including:

•
the scope, progress, costs and results of preclinical and clinical development for our product candidates and any additional product candidates we may develop or any new indications we may pursue;
•
the scope, costs, timing and outcome of regulatory review of our product candidates and any additional product candidates we may develop or any new indications we may pursue;
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

We commenced operations in 2018, have no products approved for commercial sale and have not generated any revenue from product sales. To date, our operations have been limited to organizing and staffing our company, business planning, executing collaborations, raising capital, licensing, conducting research activities, conducting preclinical studies of our programs and clinical trials of our product candidates, filing and prosecuting patent applications and providing general and administrative support for these operations. One of our product candidates, PGN-EDO51, completed a Phase 1 clinical trial and we have initiated Phase 2 clinical trials of PGN-EDO51 in DMD patients amenable to exon 51 skipping, as well as a Phase 1 clinical trial for another product candidate, PGN-EDODM1, in DM1 patients. All of our other research programs are still in the research or preclinical stage of development, and their risk of failure is high. We have not yet demonstrated our ability to successfully complete clinical trials consistently, obtain marketing approvals, manufacture product on a commercial scale or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

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

In addition, as our business grows, we may encounter unforeseen expenses, restrictions, difficulties, complications, delays and other known and unknown factors. We will need to continue to transition from a company with a research focus to a company capable of conducting development activities for multiple product candidates and then to a company supporting commercial activities. We may not be successful in such transitions. If we do not adequately address these risks and difficulties or successfully make such a transition, it could have a material adverse impact on our business.

Risks Related to Discovery, Development, Preclinical and Clinical Testing

We are early in our development efforts. We have only completed a Phase 1 clinical trial for our lead product candidate and initiated a Phase 1 clinical trial of a second product candidate as well as Phase 2 clinical trials of our lead product candidate, and as a result it will be years before we commercialize a product candidate, if ever. If we are unable to advance our product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts and have invested our research efforts to date in developing our EDO platform. We have a portfolio of research programs and we have two product candidates in clinical trials — PGN-EDO51 for DMD and PGN-EDODM1 for DM1. We have completed a Phase 1 clinical trial for our first product candidate, PGN-EDO51. We have initiated our Phase 2 CONNECT1 trial for PGN-EDO51 in Canada, and began dosing patients in January of 2024. We received clearance from the MHRA to initiate our multinational Phase 2 CONNECT2 trial for PGN-EDO51 in February 2024. We have initiated a Phase 1 clinical trial, designated FREEDOM, for our second product candidate, PGN-EDODM1, and began dosing patients in December 2023.

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

Commencing clinical trials in the U.S. is subject to authorization by the FDA, of an IND and finalizing the trial design based on discussions with the FDA and other regulatory authorities. In the event that the FDA requires us to complete additional preclinical studies or we are required to satisfy other FDA or other regulator requests prior to commencing clinical trials, the start of our clinical trials may be delayed. For example, in May 2023, we announced that FDA had placed a clinical hold on our planned Phase 1 FREEDOM clinical trial of PGN-EDODM1 in the U.S. We submitted a response to the FDA and in October 2023, we announced that the FDA had lifted the clinical hold, allowing us to initiate FREEDOM in the U.S. Even after initiating FREEDOM in the U.S., the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence any clinical trial, including with respect to PGN-EDODM1, or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect. There are equivalent processes and risks applicable to CTAs in other countries, including Canada and countries in Europe.

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

Our lead product candidates are currently in clinical-stage development, while our other product candidates are still in the research or preclinical stage of development and our approach to treating muscle disease is unproven. Our research programs may fail to identify potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates and our potential product candidates may be shown to have harmful side effects in preclinical in vitro experiments or in vivo animal model studies, or in future clinical studies. In addition, our potential product candidates may not show promising signals of therapeutic effect in such experiments or studies or they may have other characteristics that may make the product candidates impractical to manufacture, unmarketable or unlikely to receive marketing approval. Further, because all of our development programs are based on our EDO platform, adverse developments with respect to one of our programs may have a significant adverse impact on the actual or perceived likelihood of success and value of our other programs.

We have advanced our first two product candidates, PGN-EDO51 and PGN-EDODM1, into the clinic, and have completed a Phase 1 trial of PGN-EDO51 in HVs. However, the positive results we have observed in our preclinical studies and in the completed Phase 1 trial may not be repeated in future clinical trials, including in patients with DMD amenable to a DMD skipping approach, and regulatory authorities may disagree with the interpretation of data from our trials.

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

The risk of failure in developing product candidates is high. It is impossible to predict when or if any product candidate would prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development, obtain regulatory authorization to commence clinical trials, and then conduct extensive clinical trials to demonstrate the safety and efficacy of product candidates in humans. To date, we have only completed a Phase 1 clinical trial of PGN-EDO51 and initiated a Phase 1 clinical trial of PGN-EDODM1 and Phase 2 clinical trials of PGN-EDO51.

Clinical trials may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses, and earlier results, both preclinical and clinical, may not be indicative of future clinical trial results. Even if the clinical trials are successful, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance, varying interpretations of clinical data or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.

Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support clearance of our INDs, CTAs and other similar regulatory filings. We cannot be certain if the outcome of our preclinical studies and clinical trials will ultimately support further development of our product candidates or future programs. Although we have completed a Phase 1 study of our lead product candidate, PGN-EDO51, and initiated a Phase 1 clinical trial of our second candidate, PGN-EDODM1, we cannot be certain of the completion or outcome of our preclinical testing and studies for our other product candidates and cannot predict whether the FDA, EMA or comparable foreign regulatory authorities will accept our proposed clinical programs or whether the outcome of our preclinical testing and studies will ultimately support the further development of our other product candidates. Conducting preclinical testing is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity and novelty of the program, and often can be several years or more per program. In addition, the progress and timing of our preclinical studies, including pharmacology and toxicology studies, may be impacted by the limited supply of NHPs needed for such studies. As a result, we cannot be sure that we will be able to submit INDs, CTAs and other similar regulatory filings for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of such regulatory filings will result in the FDA, EMA or comparable foreign regulatory authorities allowing clinical trials to begin. For example, in May 2023, we announced that we received a clinical hold notice from the FDA regarding our IND application to initiate our Phase 1 FREEDOM study, and in June 2023, we provided an update on our plans with respect to this program. In October 2023, we announced that the FDA lifted the clinical hold on our Phase 1 FREEDOM study, allowing this study to proceed in the U.S.

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
•
delays in opening clinical trial sites or obtaining required IRB or independent ethics committee approval, or the equivalent review groups for sites outside the U.S., at each clinical trial site;

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
•
have regulatory authorities withdraw, or suspend, their approval of the product or impose restrictions on its distribution in the form of a REMS;
•
be subject to the addition of labeling statements, such as warnings or contraindications;
•
be sued; or
•
experience damage to our reputation.

In particular, each of the conditions for which we plan to develop product candidates are rare genetic diseases with limited patient pools from which to draw for clinical trials. Further, because it can be difficult to diagnose these diseases in the absence of a genetic screen, we may have difficulty finding patients who are eligible to participate in our studies. The eligibility criteria of our clinical trials will further limit the pool of available study participants. Additionally, the process of finding and diagnosing patients may prove costly. The treating physicians in our clinical trials may also use their medical discretion in advising patients enrolled in our clinical trials to withdraw from our studies or to try alternative therapies.

The outcome of preclinical studies and earlier-stage clinical trials may not be predictive of future results or the success of later preclinical studies and clinical trials.

We are in the early stages of our programs and have successfully completed a Phase 1 clinical trial in Canada for our lead product candidate, PGN-EDO51, and have initiated a Phase 1 clinical trial for our PGN-EDODM1 product candidate, but we have not completed IND- or CTA-enabling activities for our other product candidates or advanced any other product candidates into clinical development. As a result, our belief in the capabilities of our platform is based on early research, preclinical studies and our completed Phase 1 clinical trial in HVs. However, the results of preclinical studies may not be predictive of the results of later preclinical studies or clinical trials, and the results of any early-stage clinical trials may not be predictive of the results of later clinical trials. For example, we may not see the same levels of exon skipping, oligonucleotide delivery or dystrophin production in DMD patients as was observed in our preclinical studies or, with respect to exon skipping, in our Phase 1 HV study of PGN-EDO51. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Our clinical trials may not ultimately be successful or support further clinical development of our product candidates. There is a high failure rate for product candidates proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any such setbacks in our clinical development could materially harm our business and results of operations.

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

Despite the outcome of our Phase 1 clinical trial of PGN-EDO51, results of our Phase 2 clinical trials for PGN-EDO51 or any other product candidate could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics than previously anticipated. If any product candidates we develop are associated with serious adverse events, undesirable side effects or unexpected characteristics, we may need to abandon their development or limit development to certain uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, any of which would have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, regulatory authorities may draw different conclusions, require additional testing to confirm these determinations, require more restrictive labeling or deny regulatory approval of the product candidate. Many product candidates that initially showed promise in early-stage testing have later been found to cause side effects that prevented further clinical development of the product candidates.

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

We will face an inherent risk of clinical trial and product liability exposure related to the testing of product candidates that proceed to clinical trials, and we will face an even greater risk if we commercially sell any products that receive marketing approval. While we currently have only two product candidates in clinical development and none that have been approved for commercial sale, the future use of product candidates by us in clinical trials, and the sale of any approved products in the future, may expose us to liability claims. These claims might be made by patients that use the product, healthcare providers, pharmaceutical companies or others selling such products. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we may incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

We intend to conduct certain clinical trials for our product candidates outside of the U.S. However, the FDA and comparable foreign regulatory authorities may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

We conducted our first clinical trial in Canada, and we intend to conduct one or more of our subsequent clinical trials for our product candidates outside the U.S., including our ongoing CONNECT1 trial in Canada, and our CONNECT2 trial and FREEDOM clinical trial, both of which will have sites in multiple countries outside of the U.S. Although the FDA may accept data from clinical trials conducted outside the U.S., acceptance of this data is subject to certain conditions imposed by the FDA. Where data from foreign clinical trials are intended to serve as the basis for marketing approval in the U.S., the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. For studies that are conducted only at sites outside of the U.S. and not subject to an IND, the FDA generally does not provide advance comment on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical trial was inadequate, which could require us to conduct additional clinical trials. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. There can be no assurance the FDA will accept data from clinical trials conducted outside of the U.S. If the FDA does not accept data from our clinical trials of our product candidates, it would likely result in the need for additional clinical trials, which would be costly and time consuming and delay or permanently halt our development of our product candidates.

Conducting clinical trials outside the U.S. also exposes us to additional risks, including risks associated with:

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

Risks Related to Regulatory Approval and Other Regulatory and Legal Compliance Matters

Our lead product candidates are in clinical development, while all of our other product candidates are still in preclinical development. As an organization, we have only completed one clinical trial and initiated one other Phase 1 clinical trial and two Phase 2 clinical trials and may be unable to do so for any of our other product candidates nor carry out or complete further studies for our lead candidate.

Although we are currently in clinical development for two product candidates, we have no experience as a company in conducting, completing and managing the full suite of clinical trials necessary to obtain regulatory approvals, including approval by the FDA, the EMA or comparable foreign regulatory authorities, or in obtaining approval of any of our product candidates. We are early in our development efforts for our product candidates, and we have successfully completed a Phase 1 clinical trial and initiated Phase 2 trials for our lead product candidate, PGN-EDO51, and initiated a Phase 1 clinical trial for our second product candidate, PGN-EDODM1. We will need to successfully complete IND- or CTA-enabling activities, early-stage, later-stage and pivotal clinical trials, in order to obtain FDA, EMA or comparable foreign regulatory approval to market PGN-EDO51, PGN-EDODM1, and, if advanced, PGN-EDO53, PGN-EDO45, PGN-EDO44 and any future product candidates.

Carrying out clinical trials and the submission of a successful NDA is a complicated process. We completed our first Phase 1 clinical trial for PGN-EDO51 in the third quarter of 2022, and we began dosing patients in CONNECT1 in Canada in January 2024. We received clearance from the MHRA to initiate CONNECT2 in the U.K. in February 2024 in boys and young men living with DMD.

Based on the observed high levels of oligonucleotide delivery and exon skipping in muscle in our Phase 1 trial of PGN-EDO51, we believe that these results could signal the potential for the accumulation of exon 51 skipped transcript and dystrophin protein in muscle tissue with repeated doses of PGN-EDO51 in DMD patients. However, our belief based on the Phase 1 clinical trial with HVs may be erroneous. There can be no assurance that our expectations of higher exon skipping and dystrophin production will be reflected in clinical evaluation of PGN-EDO51 in DMD patients.

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

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory authorities in the U.S., the EMA and comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate in a given jurisdiction. We have not received approval to market any product candidates from regulatory authorities in any jurisdiction.

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

The process of obtaining marketing approvals, both in the U.S. and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Of the large number of products in development, only a small percentage successfully complete the FDA, EMA or foreign regulatory approval processes and are commercialized. Even if our product candidates demonstrate safety and efficacy in clinical trials, the regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA, the EMA and comparable foreign regulatory authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. If we experience delays in obtaining approval or if we fail to obtain approval of our product candidates, the commercial prospects for those product candidates may be harmed, and our ability to generate revenues will be materially impaired.

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
•
may not accept clinical data from trials that are conducted at clinical facilities or in countries where the standard of care is potentially different from that of the U.S.;
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

Obtaining and maintaining marketing approval or commercialization of our product candidates in the U.S. does not mean that we will be successful in obtaining marketing approval of our product candidates in other jurisdictions. Failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed in such jurisdictions, which, in turn, would materially impair our ability to generate revenue.

In order to market and sell our product candidates in the EU and many other foreign jurisdictions, we or our collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the U.S., it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or these third parties may not obtain approvals from regulatory authorities outside the U.S. on a timely basis, if at all. Approval by the FDA does not ensure approval by the EMA or regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. Furthermore, since the withdrawal of the U.K. from the EU, a separate authorization is needed to market medicinal products in Great Britain. We may not be able to file for marketing approvals and may not receive the necessary approvals to commercialize our medicines in any jurisdiction, which would materially impair our ability to generate revenue.

Any delay in obtaining, or an inability to obtain, any marketing approvals would prevent us from commercializing any product candidates in the U.K. and/or the EU and/or other foreign jurisdictions and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the U.K. and/or the EU and/or other foreign jurisdictions for our product candidates, which could significantly and materially harm our business.

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

We may in the future seek accelerated approval, where applicable, under the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition, generally provides a meaningful advantage over available therapies, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of accelerated approval, the FDA likely would require that we perform adequate and well-controlled post-marketing clinical trials to confirm the product’s clinical benefit. These confirmatory trials must be completed with due diligence. Under FDORA, the FDA is permitted to require, as appropriate, that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date of accelerated approval was granted. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. If we receive positive results from our Phase 2 trials for PGN-EDO51 that show an acceptable safety and tolerability profile; a clinically meaningful increase in dystrophin levels, a surrogate endpoint, in the biceps of DMD patients; and robust exon skipping levels in the same tissue, we intend to pursue this accelerated approval pathway subject to discussions with the FDA. However, our Phase 2 clinical trial may fail to produce such data, and we may be unable to pursue the accelerated approval pathway as planned. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Thus, even if we seek to utilize the accelerated approval pathway, we may not be able to obtain accelerated approval and, even if we do, we may not experience a faster development, regulatory review or approval process for that product. In addition, receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to a full approval.

In the EU, under the centralized procedure, the EMA’s Committee for Medicinal Products for Human Use may perform an accelerated assessment of a marketing authorization application. Applicants requesting an accelerated assessment procedure must justify that the product candidate is expected to be of major public health interest, particularly from the point of view of therapeutic innovation. Prior to seeking accelerated approval for any of our product candidates, we intend to seek feedback from the FDA or similar foreign regulatory authorities and will otherwise evaluate our ability to seek and receive accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA or similar application for accelerated approval or any other form of expedited development or review. Similarly, there can be no assurance that after subsequent FDA or similar foreign regulatory authorities feedback we will continue to pursue or apply for accelerated approval or any other form of expedited development or review, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or other expedited development or review for our product candidates, there can be no assurance that such submission or application will be accepted or that any expedited development or review will be granted on a timely basis, or at all. The FDA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development or review for our product candidate would result in a longer time period to commercialization of such product candidate, if any, could increase the cost of development of such product candidate, and could harm our competitive position in the marketplace.

We may seek one or more designations or expedited programs for one or more of our product candidates, but we might not receive such designations or be allowed to proceed on expedited program pathways, and even if we do and proceed on such expedited program pathways in the future, such designations or expedited programs may not lead to a faster development or regulatory review or approval process, and each designation does not increase the likelihood that any of our product candidates will receive marketing approval in the U.S.

We have received fast track designation for PGN-EDODM1 for the treatment of DM1 and may seek fast track designation for some of our other product candidates. If a drug is intended for the treatment of a serious or life-threatening condition and nonclinical or clinical data for the drug demonstrates the potential to address an unmet medical need for such a condition, the drug sponsor may apply for fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it for any of our other product candidates. Even with fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

In September 2023, the FDA granted Orphan Drug Designation to PGN-EDODM1 for the treatment of DM1. We intend to seek orphan drug designation for some of our product candidates; however, we may never receive such designations. Under the Orphan

Drug Act, the FDA may designate a product as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. Orphan drug designation must be requested before submitting an NDA. A similar regulatory scheme governs orphan products in the EU.

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

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates that we develop for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute our medicines for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal False Claims Act and Physician Payments Sunshine Act and regulations. For more information, see “Business – Healthcare Regulation – Other Healthcare Laws” in this 10-K.

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

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the EU. The provision of benefits or advantages to induce or reward improper performance generally is typically governed by the national anti-bribery laws of European Union Member States, and the Bribery Act 2010 in the U.K. Infringement of these laws could result in substantial fines and imprisonment. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the U.K. despite its departure from the EU.

Payments made to physicians in certain EU Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct applicable in the EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

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

Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies such as gene therapy and therapies addressing rare diseases such as those we are developing. In both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we, or any collaborators, may receive for any approved products. For more information, see “Business – Healthcare Regulation – Healthcare Reform and Legislative Updates” in this 10-K.

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

We are exposed to the risk of fraud or other misconduct by our employees, consultants and partners, and in our clinical trials, our principal investigators. Misconduct by these parties could include intentional failures to comply with FDA regulations or the regulations applicable in the EU and other jurisdictions, provide accurate information to the FDA, the European Commission and other regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the U.S. and abroad, report financial information or data accurately, or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct also could involve the improper use of information obtained in the course of clinical trials or interactions with the FDA, the European Commission and other regulatory authorities, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition, results of operations and prospects, including the imposition of significant fines or other sanctions.

Laws and regulations governing any international operations we may have in the future may preclude us from developing, manufacturing and selling certain product candidates outside of the U.S. and require us to develop and implement costly compliance programs.

We are subject to numerous laws and regulations in each jurisdiction outside the United States in which we operate. The creation, implementation and maintenance of international business practices compliance programs is costly and such programs are difficult to enforce, particularly where reliance on third parties is required.

The Foreign Corrupt Practices Act (FCPA) prohibits any U.S. individual or business from paying, offering, or authorizing the provision of money or anything of value, directly or indirectly through parties, to any foreign official, official of a public international organization, or political party official or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the U.S. to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the Department of Justice. The SEC is involved with enforcement of the books and records provisions of the FCPA.

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

Various U.S. export and sanctions laws, regulations and executive orders also restrict the use and dissemination outside of the U.S., or the sharing with certain non-U.S. nationals, of certain products and technical data relating to those products. Furthermore, such export and sanctions laws include restrictions or prohibitions on the sale or supply of certain products and services to U.S. embargoed countries or sanctioned countries, governments, persons and entities. Our expansion outside of the U.S. has required, and will continue to require, us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing or selling certain drugs and drug candidates outside of the U.S., which could limit our growth potential and increase our development costs. The failure to comply with laws governing international business practices may result in substantial penalties, including suspension or debarment from government contracting. Violation of the FCPA and export and sanctions laws can result in significant civil and criminal penalties, imprisonment, the loss of export or import privileges, debarment, breach of contract and fraud litigation, reputational harm, and other consequences. Indictment alone under the FCPA can lead to suspension of the right to do business with the U.S. government until the pending claims are resolved. Conviction of a violation of the FCPA can result in long-term disqualification as a government contractor. The termination of a government contract or relationship as a result of our failure to satisfy any of our obligations under laws governing international business practices would have a negative impact on our operations and harm our reputation and ability to procure government contracts. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

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

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of personal information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer or other processing of personal data, including personal health data, of individuals in the European Economic Area, or EEA, is subject to the EU General Data Protection Regulation, or EU GDPR, as well as national data protection laws in effect in the member states of the EEA, and similar processing of personal data regarding individuals in the U.K. is governed by the U.K. General Data Protection Regulation, or U.K. GDPR and the U.K. Data Protection Act 2018. In this document, “GDPR” refers to both the EU GDPR and the U.K. GDPR, unless specified otherwise. The U.K. GDPR is currently largely in line with the EU GDPR, but the data protection regimes may diverge more in the future. The GDPR imposes stringent requirements on companies that process personal data, including requirements relating to processing health-related and other sensitive data, obtaining consent of the individuals to whom the personal data relates, establishing a legal basis for processing, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data that requires the adoption of administrative, physical and technical safeguards to protect such information, providing notification of data breaches to appropriate data protection authorities or data subjects, establishing means for data subjects to exercise rights in relation to their personal data and taking certain measures when engaging third-party processors. The GDPR's definition of personal data includes coded data and it imposes rules relating to informed consent practices and for clinical trials and notices for clinical trial subjects and investigators. Failure to comply with the requirements of the GDPR may result in warning letters, mandatory audits, orders to cease/change the use of data, and financial penalties, including fines, which can be up to 4% of global revenues or €20 million (£17.5 million for the U.K.), whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.

Among other requirements, the GDPR includes restrictions on cross-border transfers of personal data subject to the GDPR to countries outside the EEA/U.K. that have not been found to provide adequate protection to such personal data (third countries), unless a valid GDPR transfer mechanism (for example, the European Commission approved Standard Contractual Clauses, or SCCs, certification to the EU-U.S. Data Privacy Framework (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the framework) and the U.K. International Data Transfer Agreement/Addendum, or U.K. IDTA) has been put in place. Where relying on the SCCs /U.K. IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal data. The international transfer obligations under the EEA/U.K. data protection regimes will require significant effort and cost, and may result in us needing to make strategic considerations around where EEA/U.K. personal data is transferred and which service providers we can utilize for the processing of EEA/U.K. personal data. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. Switzerland has also adopted similar restrictions on transfer of personal data outside of its borders. Although the U.K. is regarded as a third country under the EU’s GDPR, the European Commission has adopted an (adequacy decision) in favor of the U.K., a decision recognizing the U.K. as providing adequate protection under the EU GDPR and enabling data transfers from EU Member States to the U.K. without additional safeguards. However, the U.K. adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision and remains under review by the Commission during this period. The U.K. government has confirmed that personal data transfers from the U.K. to the EEA remain free flowing. The U.K. Government has also now introduced a Data Protection and Digital Information Bill (U.K. Bill) into the U.K. legislative process. The aim of the U.K. Bill is to reform the U.K.’s data protection regime following Brexit. If passed, the final version of the U.K. Bill may have the effect of further altering the similarities between the U.K. and EEA data protection regime and threaten the U.K. Adequacy Decision from the European Commission. This may lead to additional compliance costs and could increase our overall risk. It is unclear how U.K. data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the U.K. will be regulated in the long term. Although the EU GDPR and the U.K. GDPR currently impose substantially similar obligations it is possible that over time the respective provisions, interpretations and enforcement of the EU GDPR and U.K. GDPR may further diverge in the future and create additional regulatory challenges and uncertainties. The lack of clarity on future U.K. laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and cost to our handling of U.K. and EEA personal data and our privacy and data security compliance programs, and could require us to implement different compliance measures for the U.K. and the EEA.

If we are unable to implement a valid solution for personal data transfers from the EEA, U.K. or Switzerland to the U.S. or other countries, we will face increased exposure to regulatory actions, substantial fines and injunctions against processing personal data in those jurisdictions. Inability to import personal data from the EEA, U.K. or Switzerland may also restrict our clinical trials activities in those jurisdictions; limit our ability to collaborate with contract research organizations as well as other service providers, contractors and other companies subject to data protection laws in those jurisdictions; and require us to increase our data processing capabilities in those jurisdictions at significant expense. Additionally, other countries outside of the EEA, U.K., and Switzerland have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business.

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

Similar privacy and data security requirements are either in place or underway in the U.S. There are numerous data protection laws that may be applicable to our activities, and a range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered or have been implemented at both the state and federal levels. For example, the California Consumer Privacy Act of 2018, or the CCPA, which became effective on January 1, 2020, requires companies that process information of California consumers (as defined under the CCPA) to provide disclosures to such consumers about their data collection, use and sharing practices, provides Californian consumers with new individual data privacy rights, imposes new operational requirements for covered businesses, provides a private right of action for data breaches and creates a statutory damages framework. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities depending on how such laws are interpreted. Additionally, effective starting on January 1, 2023, the California Privacy Rights Act, or CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. Many other states are considering similar legislation, and a broad range of legislative measures also have been introduced at the federal level.

Further, regulations promulgated pursuant to HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and referred herein collectively as HIPAA, imposes privacy, security and breach notification obligations on health plans, healthcare clearinghouses and certain healthcare providers, known as covered entities, as well as their business associates that perform certain services that involve creating, receiving, maintaining or transmitting individually identifiable health information for or on behalf of such covered entities, and their covered subcontractors. HIPAA establishes privacy and security standards that limit the use and disclosure of protected health information, or PHI, and requires the implementation of administrative, physical and technological safeguards to protect the privacy of PHI and ensure the confidentiality, integrity and availability of electronic PHI. Most healthcare providers, including research institutions from which we obtain patient health information, are subject to HIPAA. We do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly subject to its requirements. However, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information.

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

In the U.S., once an NDA is approved, the product covered thereby becomes a “reference listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” or the Orange Book. Manufacturers may seek approval of generic versions of reference listed drugs through submission of abbreviated new drug applications, or ANDAs, in the U.S. In support of an ANDA, a generic manufacturer generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration, and adequate labeling as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning, in part, that it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference listed drug and companies that produce generic products are generally able to offer them at lower prices. Moreover, many states allow or require substitution of therapeutically equivalent generic drugs at the pharmacy level even if the branded drug is prescribed. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference listed drug may be lost to the generic product.

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

We expect to face competition from existing products and product candidates in development for each of our programs. Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA is an FDA-approved corticosteroid marketed by PTC. Individuals with DMD also use prednisone or prednisolone off-label. In addition, there are several FDA-approved exon skipping drugs: EXONDYS 51 and VYONDYS 53, which are naked PMOs approved for the treatment of DMD patients amenable to exon 51 and exon 53 skipping, respectively, and are marketed by Sarepta; and VILTEPSO, a naked PMO approved for the treatment of DMD patients amenable to exon 53 skipping, which is marketed in the U.S. by NS Pharma, Inc. Companies focused on developing treatments for DMD that target dystrophin, as our DMD program does, include Sarepta with SRP-5051, a peptide-linked PMO currently being evaluated in a Phase 2b clinical trial for patients amenable to exon 51 skipping; Dyne with DYNE-251, an antibody-conjugated PMO that targets exon 51 skipping in a Phase 1/2 clinical trial; BioMarin with BMN-351, a phosphorothioate oligonucleotide that targets exon 51 skipping currently in preclinical development; and Wave with WVE-N531, a stereopure oligonucleotide in a Phase 1/2 clinical trial for patients amenable to exon 53 skipping.

In addition, several companies are developing gene therapies to treat DMD. These include ELEVIDYS (SRP-9001) which was approved in June 2023 for treatment of ambulatory pediatric patients aged 4 through 5 years with DMD with a confirmed mutation in the DMD gene. In an interim readout of a recent Phase 3 trial (EMBARK), which is still ongoing, patients with DMD between ages 4 through 7 years treated with ELEVIDYS did not show statistically significant benefit on the North Star Ambulatory Assessment, which was the primary endpoint. ELEVIDYS showed statistically significant results on all key pre-specified secondary endpoints, time to rise and 10-meter walk/run test. Based on the interim read out from EMBARK, Sarepta has filed an efficacy supplement to its BLA to expand the label of ELEVIDYS to encompass “treatment of DMD patients with a confirmed mutation in the DMD gene.” The FDA accepted the filing of the efficacy supplement and has given the application priority review with a review goal date of June 21, 2024. In addition, several other companies are developing investigational gene therapies to treat DMD, including Pfizer Inc.’s PF-06939926, fordadistrogene movaparvovec, which is currently being assessed in a Phase 3 clinical trial, Sarepta’s Galgt2 gene therapy program, and Solid Biosciences Inc.’s SGT-003 and REGENXBIO Inc.’s RGX-202, currently in clinical development. Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta . We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD, including Edgewise with EDG-5506, a muscle stabilizer that is currently in clinical development and givinostat, a HDAC inhibitor, that reduces fibrosis in patients with DMD and is currently under review by the FDA and EMA.

For DM1, there are currently no approved therapies to treat the underlying cause of the disease. Pipeline candidates currently in development to treat DM1 include several approaches that target DMPK RNA. These include AOC 1001, an antibody linked siRNA in Phase 1/2 clinical development with a global Phase 3 study planned for initiation in the second quarter of 2024 by Avidity; DYNE-101, an antibody conjugated antisense oligonucleotide in clinical development by Dyne; and VX-670, a peptide conjugated PMO in Phase 1 by Entrada and Vertex. There are additional approaches under development such as ATX-01, a microRNA that modulates expression of MBNL1 by Arthex Biotech S.L., that recently received IND clearance. Another small molecule, tideglusib, which is a GSK3-ß inhibitor is in clinical development by AMO Pharma Ltd. for the congenital phenotype of DM1, recently failed to meet primary endpoint in a pivotal study.

Several gene editing treatments are in preclinical development by Vertex; an artificial site-specific RNA endonuclease gene therapy is being developed by Enzerna; Design Therapeutics, Inc. is developing an approach to prevent formation of CUG hairpins; Expansion Therapeutics, Inc. is developing an approach utilizing the interaction of small molecules with RNA in preclinical development; and therapeutics based on biomolecular condensate biology in preclinical development by Dewpoint and Pfizer.

We will also compete more generally with other companies developing alternative scientific and technological approaches, including other companies working to develop conjugates with oligonucleotides for extra-hepatic delivery, including Alnylam, Aro, Arrowhead, Avidity, Dicerna, Dyne, Entrada, Ionis, NeuBase, PYC and Sarepta, as well as gene therapy and gene editing approaches.

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

In the U.S. and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. For more information, see “Business – Healthcare Regulation – Coverage and Reimbursement” in this 10-K.

Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the U.S., the decisions about coverage and reimbursement for new products under the Medicare program are made by the Centers for Medicare & Medicaid Services, or CMS. Private payors tend to follow CMS to a substantial degree. However, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the drug product. Further, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Reimbursement agencies in the EU may be more conservative than CMS. Factors payors consider in determining reimbursement are based on whether the product is:

•
a covered benefit under its health plan;
•
safe, effective and medically necessary;
•
appropriate for the specific patient;
•
cost-effective; and
•
neither experimental nor investigational.

Additionally, net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price, or ASP, and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs.

Outside the U.S., international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in the EU, the U.K., Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as our product candidates. In many countries, particularly the countries of the EU, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay or might even prevent our commercial launch of the product, possibly for lengthy periods of time. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In general, the prices of products under such systems are substantially lower than in the U.S. Other countries allow companies to fix their own prices for products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for product candidates. Accordingly, in markets outside the U.S., the reimbursement for our product candidates may be reduced compared with the U.S. and may be insufficient to generate commercially reasonable revenues and profits.

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

Our success depends in large part on our and our licensors’ ability to obtain and maintain patent and other intellectual property protection in the U.S. and other jurisdictions. We and our licensors have sought, and will seek, to protect our proprietary position by filing additional patent applications in the U.S. and abroad related to certain technologies and our platform that are important to our business. However, our patent portfolio is at an early stage; except for one issued patent and seven applications currently under examination, which we in-licensed from Oxford University and the Medical Research Council of United Kingdom Research and Innovation, substantive examination of the currently pending patent applications we own or license has yet to begin. In addition, there can be no assurance as to whether or when our patent applications will issue as granted patents. Our ability to stop third parties from making, using, selling, marketing, offering to sell, importing and commercializing our product candidates and our technology is dependent upon the extent to which we have rights under valid and enforceable patents and other intellectual property that cover our platform and technology. If we are unable to secure, maintain, defend and enforce patents and other intellectual property with respect to our product candidates and our technology, it would have a material adverse effect on our business, financial condition, results of operations and prospects.

Our pending PCT patent applications are not eligible to become issued patents until, among other things, we file a national stage patent application within 30 to 32 months, depending on the jurisdiction, from such application’s priority date in the jurisdictions in which we are seeking patent protection. Similarly, our pending provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of such provisional patent application’s filing date. If we do not timely file such national stage patent applications or non-provisional patent applications, we may lose our priority date with respect to such PCT or provisional patent applications, respectively, and any patent protection on the inventions disclosed in such PCT or provisional patent applications, respectively. While we and our licensors intend to timely file national stage and non-provisional patent applications relating to our PCT and provisional patent applications, respectively, we cannot predict whether any such patent applications will result in the issuance of patents. If we or our licensors do not successfully obtain issued patents, or, if the scope of any patent protection we or our licensors obtain is not sufficiently broad, we will be unable to prevent others from using our product candidates or our technology or from developing or commercializing technology and products similar or identical to ours or other competing products and technologies. Any failure to obtain or maintain patent protection with respect to our product candidates or our EDO platform would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has, in recent years, been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of patent rights are highly uncertain. Our pending and future owned and licensed patent applications may not result in patents being issued which protect our technology or product candidates, effectively prevent others from commercializing competitive technologies and product or otherwise provide any competitive advantage. In fact, patent applications may not issue as patents at all, and even if such patent applications do issue as patents, they may not issue in a form, or with a scope of claims, that will provide us with any meaningful protection, prevent others from competing with us or otherwise provide us with any competitive advantage. In addition, the scope of claims of an issued patent can be reinterpreted after issuance, and changes in either the patent laws or interpretation of the patent laws in the U.S. and other jurisdictions may diminish the value of our patent rights or narrow the scope of our patent protection. Furthermore, our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner.

Third parties have developed technologies that may be related or competitive to our own technologies and product candidates and may have filed or may file patent applications, or may have obtained issued patents, claiming inventions that may overlap or conflict with those claimed in our owned or licensed patent applications or issued patents. We may not be aware of all third-party intellectual property rights potentially relating to our current and future product candidates and technology. Publications of discoveries in the scientific literature often lag the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing or, in some cases, not at all. Therefore, we cannot know for certain whether the inventors of our owned or licensed patents and patent applications were the first to make the inventions claimed in any owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions. If a third party can establish that we or our licensors were not the first to make or the first to file for patent protection of such inventions, our owned or licensed patent applications may not issue as patents and even if issued, may be challenged and invalidated or ruled unenforceable.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the U.S. and other jurisdictions. For example, we may be subject to a third-party submission of prior art to the USPTO, challenging the validity of one or more claims of our owned or licensed patents. Such submissions may also be made prior to a patent’s issuance, precluding the granting of a patent based on one of our owned or licensed pending patent applications. We may become involved in opposition, derivation, re-examination, inter partes review, post-grant review or interference proceedings and similar proceedings in foreign jurisdictions (for example, opposition proceedings) challenging our owned or licensed patent rights. In addition, a third party may claim that our owned or licensed patent rights are invalid or unenforceable in a litigation. An adverse result in any litigation or patent office proceeding could put one or more of our owned or licensed patents at risk of being invalidated, ruled unenforceable or interpreted narrowly and could allow third parties to commercialize products identical or similar to our product candidates and compete directly with us, without payment to us. Moreover, we, or one of our licensors, may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge priority of invention or other features of patentability. Such challenges and proceedings may result in loss of patent rights, exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and our product candidates. Such challenges and proceedings may also result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. Moreover, there could be public announcements of the results of hearings, motions or other interim proceedings or developments related to such challenges and proceedings. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

Furthermore, patents have a limited lifespan. In the U.S., the expiration of a patent is generally 20 years from the earliest date of filing of the first non-provisional patent application to which the patent claims priority. Patent term adjustments and extensions may be available; however, the overall term of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our owned and licensed patent and other intellectual property rights may not provide us with sufficient rights to exclude others from commercializing products similar or identical to our technology and our product candidates. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

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

Filing, prosecuting, maintaining, enforcing and defending patents and other intellectual property rights on our technology and our product candidates in all jurisdictions throughout the world would be prohibitively expensive, and accordingly, our intellectual property rights in some jurisdictions outside the U.S. could be less extensive than those in the U.S. In some cases, we or our licensors may not be able to obtain patent or other intellectual property protection for certain technology and product candidates outside the U.S. In addition, the laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Consequently, we and our licensors may not be able to obtain issued patents or other intellectual property rights covering our product candidates and our technology in all jurisdictions outside the U.S. and, as a result, may not be able to prevent third parties from practicing our and our licensors’ inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Third parties may use our technologies in jurisdictions where we and our licensors have not pursued and obtained patent or other intellectual property protection to develop their own products and, further, may export otherwise infringing, misappropriating or violating products to territories where we have patent or other intellectual property protection, but enforcement is not as strong as that in the U.S. These products may compete with our product candidates and our technology and our or our licensors’ patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Additionally, many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain jurisdictions, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement, misappropriation or other violation of our patent and other intellectual property rights or marketing of competing products in violation of our intellectual property rights generally. For example, an April 2019 report from the Office of the U.S. Trade Representative identified a number of countries, including China, Russia, Argentina, Chile and India, where challenges to the procurement and enforcement of patent rights have been reported. Proceedings to enforce our or our licensors’ patent and other intellectual property rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patent and other intellectual property rights at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We or our licensors may not prevail in any lawsuits that we or our licensors initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

Changes in patent law in the U.S. or worldwide could diminish the value of patents in general, thereby impairing our ability to protect our product candidates and our technology.

Changes in either the patent laws or interpretation of patent laws in the U.S. and worldwide, including patent reform legislation such as the Leahy-Smith America Invents Act (Leahy-Smith Act), could increase the uncertainties and costs surrounding the prosecution of any owned or in-licensed patent applications and the maintenance, enforcement or defense of any current in-licensed issued patents and issued patents we may own or in-license in the future. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These changes include provisions that affect the way patent applications are prosecuted, redefine prior art, provide more efficient and cost-effective avenues for competitors to challenge the validity of patents, and enable third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent at USPTO-administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Assuming that other requirements for patentability are met, prior to March 2013, in the U.S., the first to invent the claimed invention was entitled to the patent, while outside the U.S., the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith Act, the U.S. transitioned to a first-to-file system in which, assuming that the other statutory requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. As such, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our in-licensed issued patents and issued patents we may own or in-license in the future, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Since patent applications in the U.S. and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications.

The America Invents Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim unpatentable even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to review patentability of our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our owned or in-licensed patent applications and the enforcement or defense of our owned or in-licensed issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

In addition, the patent positions of companies in the development and commercialization of pharmaceuticals are particularly uncertain. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. As one example, in the case Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that certain claims to DNA molecules are not patentable simply because they have been isolated from surrounding material. Moreover, in 2012, the USPTO issued a guidance memo to patent examiners indicating that process claims directed to a law of nature, a natural phenomenon or a naturally occurring relation or correlation that do not include additional elements or steps that integrate the natural principle into the claimed invention such that the natural principle is practically applied and the claim amounts to significantly more than the natural principle itself should be rejected as directed to patent-ineligible subject matter. Accordingly, in view of the guidance memo, there can be no assurance that claims in our patent rights covering our product candidates or our technology will be held by the USPTO or equivalent foreign patent offices or by courts in the U.S. or in foreign jurisdictions to cover patentable subject matter. This combination of events has created uncertainty with respect to the validity and enforceability of patents once obtained. Depending on future actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our patent rights and our ability to protect, defend and enforce our patent rights in the future.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or patent applications will be due to be paid to the USPTO and various government patent agencies outside of the U.S. over the lifetime of our owned or licensed patent rights. We rely on our outside counsel and other professionals or our licensing partners to pay these fees due to the USPTO and non-U.S. government patent agencies. The USPTO and various non-U.S. government patent agencies also require compliance with several procedural, documentary and other similar provisions during the patent application process. We rely on our outside counsel and other professionals to help us comply and we are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment, loss of priority or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market and this circumstance could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

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

Issued patents covering our product candidates could be found invalid or unenforceable if challenged in court or before administrative bodies in the U.S. or abroad.

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

If we or one of our licensors initiate legal proceedings against a third party to enforce a patent covering our product candidates or our technology, the defendant could counterclaim that the patent covering the product candidate or technology is invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, lack of written description or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld information material to patentability from the USPTO, or made a misleading statement, during prosecution. Third parties also may raise similar claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include re-examination, interference proceedings, derivation proceedings, post grant review, inter partes review and equivalent proceedings such as opposition, invalidation and revocation proceedings in foreign jurisdictions. Such proceedings could result in the revocation or cancellation of or amendment to our patents in such a way that they no longer cover our product candidates or our technology or prevent third parties from competing with our product candidates or our technology. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which the patent examiner and we or our licensing partners were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we could lose at least part, and perhaps all, of the patent protection on one or more of our product candidates or technology. Such a loss of patent protection could have a material adverse effect on our business, financial condition, results of operations and prospects.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of our product candidate discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. However, trade secrets can be difficult to protect and some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors, contractors and other parties who have access to such technology and processes. However, we may not be able to prevent the unauthorized disclosure or use of our technical know-how or other trade secrets by the parties to these agreements. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. If any of the collaborators, scientific advisors, employees and consultants who are parties to these agreements breach or violate the terms of any of these agreements, we may not have adequate remedies for any such breach or violation. As a result, we could lose our trade secrets and third parties could use our trade secrets to compete with our product candidates and our technology. Additionally, we cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary technology and processes.

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

We are aware of certain patents in the U.S. and other jurisdictions owned by third parties that claim subject matter that relates to our product candidates and the EDO platform. Such third parties may assert these patents against us in litigation in the U.S. or other jurisdictions. The outcome of any such litigation is uncertain and, even if we prevail, the costs of such litigation could have a material adverse effect on our financial position, result in disclosure of our trade secrets, distract key personnel from the continued development of our business, and adversely affect our ability to enter or maintain commercial relationships with collaborators, clients or customers. If we are unsuccessful in such litigation, we could be prevented from commercializing products or could be required to take licenses from such third parties which may not be available on commercially reasonable terms, if at all.

It is also possible that we have failed to identify relevant third-party patents or applications. Because patent applications can take many years to issue, may be confidential for 18 months or more after filing and can be revised before issuance, there may be applications now pending which may later result in issued patents that may be infringed by the manufacture, use, sale or importation of our product candidates or our technology and we may not be aware of such patents. Furthermore, applications filed before November 29, 2000 and certain applications filed after that date that will not be filed outside the U.S. may remain confidential until a patent issues. Moreover, it is difficult for industry participants, including us, to identify all third-party patent rights that may be relevant to our product candidates and our technologies because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. We may fail to identify relevant patents or patent applications or may identify pending patent applications of potential interest but incorrectly predict the likelihood that such patent applications may issue with claims of relevance to our technology. In addition, we may incorrectly conclude that a third-party patent is invalid, unenforceable or not infringed by our activities. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our product candidates or the use of our product candidates.

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

Our current and future trademark applications in the U.S. and other foreign jurisdictions may not be allowed or may be subsequently opposed. Once filed and registered, our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. As a means to enforce our trademark rights and prevent infringement, we may be required to file trademark claims against third parties or initiate trademark opposition proceedings. This can be expensive and time-consuming, particularly for a company of our size. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations or prospects.

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

Because we currently rely on certain third parties to manufacture all or part of our product candidates and to perform quality testing, and because we may need to collaborate with various third parties for the advancement of our product candidates and technology, we may be required to, at times, share our proprietary technology and confidential information, including trade secrets, with them. We seek to protect our proprietary technology, in part, by entering into confidentiality agreements and, if applicable, material transfer agreements, collaboration agreements, services agreements, consulting agreements and other similar agreements prior to beginning research or disclosing any proprietary information to such third parties. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors or other third parties, are inadvertently incorporated into the technology of others or are disclosed or used in violation of these agreements. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets. We may need to share our proprietary information, including trade secrets, with future business partners, collaborators, contractors and others located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or foreign actors, and those affiliated with or controlled by state actors. Further, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third-party, we would have no right to prevent them from using that technology or information to compete with us. Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of these agreements, independent development or publication of information including our trade secrets by third parties. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s or other third party’s discovery of our proprietary technology and confidential information or other unauthorized use or disclosure would impair our competitive position and may harm our business, financial condition, results of operations and prospects.

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

As of December 31, 2023, we had 64 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs and, if any product candidate receives marketing approval, sales, marketing, distribution and coverage and reimbursement capabilities. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

As a growing biotechnology company, we expect to pursue new platforms and product candidates in multiple therapeutic areas and across a wide range of diseases. Successfully developing product candidates for, and fully understanding the regulatory and manufacturing pathways to, each of these therapeutic areas and disease states requires a significant depth of talent, resources and corporate processes in order to allow simultaneous execution across multiple areas. Due to our limited resources, we may not be able to effectively manage this simultaneous execution and the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, legal or regulatory compliance failures, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to compete effectively and commercialize our product candidates, if approved, will depend in part on our ability to effectively manage the future development and expansion of our company.

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

Despite the implementation of security measures, given the size and complexity of our internal information technology systems and those of our current and future vendors, collaborators and other contractors or consultants, and the increasing amounts of confidential information that we and our affiliated third parties maintain, such information technology systems are still vulnerable to damage or interruption from computer viruses, computer hackers, malicious code, employee error, theft or misuse, denial-of-service attacks, sophisticated nation-state and nation-state-supported actors, unauthorized access, natural disasters, terrorism, war, telecommunication and electrical failures or other compromise. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. As a result of the effects of a pandemic, such as the COVID-19 pandemic or other health crisis, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely for a portion of their time, which may create additional opportunities for cybercriminals to exploit vulnerabilities. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. As such, we may experience security breaches that may remain undetected for an extended period. We may be unable to anticipate all types of security threats, or implement preventive measures effective against all such security threats. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection and to remove or obfuscate forensic evidence.

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

We depend on our employees, consultants, CDMOs and CROs, as well as regulatory agencies and other parties, for the continued operation of our business. While we maintain disaster recovery plans, they might not adequately protect us. Despite any precautions we take for natural disasters or other catastrophic events, these events, including terrorist attack, pandemics, hurricanes, fire, floods and ice and snowstorms, could result in significant disruptions to our research and development, preclinical studies, clinical trials, and, ultimately, commercialization of our products. Long-term disruptions in the infrastructure caused by events, such as natural disasters, the outbreak of war, the escalation of hostilities and acts of terrorism or other “acts of God,” particularly involving cities in which we have offices, manufacturing or clinical trial sites, could adversely affect our businesses. Although we carry business interruption insurance policies and typically have provisions in our contracts that protect us in certain events, our coverage might not respond or be adequate to compensate us for all losses that may occur. Any natural disaster or catastrophic event affecting us, our CDMOs, CROs, regulatory agencies or other parties with which we are engaged could have a significant negative impact on our operations and financial performance.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and its financial condition and results of operations.

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Although we are not a borrower or party to any such instruments with any financial institution that has experienced such events, if we were to borrow money in the future and if any of our lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay or perform their obligations to us or to enter into new commercial arrangements requiring additional payments to us or additional funding could be adversely affected. In this regard, counterparties to credit agreements and arrangements with banks in receivership or other financial difficulty, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure or reorganization of such financial institutions and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such program. Additionally, there is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions in the future, or that they would do so in a timely fashion.

Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have financial arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity, our current and/or projected business operations, and financial condition and results of operations.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and/or licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. In February 2024, we sold shares under our ATM program and in the Follow-on Offering, receiving in aggregate net proceeds of $86.8 million after deducting underwriters' fees and before deducting costs of the offerings. Any debt financing or preferred equity financing, if available, may involve, agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making capital expenditures, declaring dividends or encumbering our assets to secure future indebtedness.

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
•
regulatory or legal developments in the U.S. and other countries;
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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the 2008 global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn resulting from the effects of the COVID-19 pandemic or future pandemic could result in a variety of risks to our business, including weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. In addition, the current military conflict between Russia and Ukraine and armed conflict in Israel and the Gaza Strip could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls or other actions that have been or may be initiated by nations, including the U.S. or the EU, or actions taken by Russia (e.g., potential cyberattacks, disruption of energy flows, etc.) could adversely affect our business and/or our supply chain, our CROs, CDMOs and other third parties with which we conduct business. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could impair our ability to achieve our growth strategy, could harm our financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that our current or future service providers, manufacturers or other collaborators may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. We cannot anticipate all of the ways in which the current economic climate, including increasing interest rates and high inflation, and financial market conditions could adversely impact our business.

Our executive officers, directors and principal shareholders, if they choose to act together, will continue to have the ability to significantly influence all matters submitted to stockholders for approval.

Based upon our common stock outstanding as of March 1, 2024, our executive officers, directors, greater than five percent shareholders and their affiliates beneficially own approximately 47.1% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, even though some of these persons or entities may have interests that are different than those of yours. For example, these stockholders, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of substantially all of our assets.

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

We are an “emerging growth company,” or EGC, as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act. We may remain an EGC until the end of the year that is the fifth anniversary of the closing of our IPO, although if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of any June 30 before that time or if we have annual gross revenues of $1.235 billion or more in any fiscal year, we would cease to be an EGC as of December 31 of the applicable year. We also would cease to be an EGC if we issue more than $1.0 billion of non-convertible debt over a three-year period. For so long as we remain an EGC, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not EGCs. These exemptions include:

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

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting beginning with this 10-K. However, while we remain an EGC or a smaller reporting company with less than $100 million in annual revenue, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, engaging outside consultants and adopting a detailed work plan to assess and document the adequacy of internal control over financial reporting, continuing steps to improve control processes as appropriate, validating through testing that controls are functioning as documented and implementing a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, particularly if such material weakness results in the necessity of a restatement of our historical financial statements.

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

The Organization for Economic Co-operation & Development, or OECD, Pillar Two Model Rules established a minimum global effective tax rate of 15% on country-by-country basis. EU member states along with many other countries adopted or expected to adopt the OECD Pillar Two Model effective January 1, 2024 or thereafter. The OECD and other countries continue to publish guidelines and legislation which include transition and safe harbor rules. We continue to monitor new legislative changes and assess the global impact of the Pillar Two Model Rules. Based on our initial assessment, we anticipate Pillar Two top-up taxes to be immaterial.

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

We have a history of cumulative losses and anticipate that we will continue to incur significant losses in the foreseeable future; thus, we do not know whether or when we will generate taxable income necessary to utilize our net operating losses, or NOLs, or research and development tax credit carryforwards. As of December 31, 2023, we had federal and state NOL carryforwards of $23.4 million. We did not generate U.K. NOLs in 2022 or 2023, and do not anticipate any going forward.

As a company that carries out extensive research and development activities, we sought to benefit from the U.K. research and development tax relief programs, being the Small and Medium-sized Enterprises R&D tax relief program (SME Program), and, to the extent that our projects are grant funded or relate to work subcontracted to the company by third parties, the Research and Development Expenditure Credit program (RDEC Program). Under the SME Program, we may be able to surrender the trading losses that arise from our qualifying research and development activities for a cash rebate of approximately 33.4% of the surrenderable losses. The majority of our research and development activities during 2021 were eligible for inclusion within these tax credit cash rebate claims. We may not be able to continue to claim payable research and development tax credits in the future if we cease to qualify as an SME, based on size criteria concerning employee headcount, turnover and gross assets or if we no longer conduct qualifying research and development activities through our wholly-owned subsidiary PepGen Limited. The U.K. Finance Act of 2021 introduced a cap on payable credit claims under the SME Program in excess of £20,000 with effect from April 2021 by reference to, broadly, three times the total PAYE and NICs liability of the company, subject to an exception which prevents the cap from applying. That exception requires the company to be creating, taking steps to create or managing intellectual property, as well as having qualifying research and development expenditure in respect of connected parties which does not exceed 15% of the total qualifying expenditure. If such exception does not apply, this could restrict the amount of credit that we are able to claim. For the year ended December 31, 2023, our research and development tax credits from the U.K. government were not material as the intellectual property was transferred from our wholly-owned U.K. subsidiary, PepGen Limited, to the parent company, PepGen Inc. in January 2022.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Cyber Risk Management and Strategy

We have processes for assessing, identifying, and managing cybersecurity risks, which are built into our information technology function and are designed to help protect our information assets and operations from internal and external cyber threats, protect employee and clinical trial information from unauthorized access or attack, as well as secure our networks and systems. Such processes include physical, procedural, and technical safeguards, and routine review of our policies and procedures in an effort to identify risks and refine our practices. We engage certain external parties, including a contracted information technology consultant who is dedicated to our organization, to enhance our cybersecurity oversight.

In an effort to deter and detect cyber threats, we perform annual phishing tests with employees. We also require annual cybersecurity and prevention training for employees, which may cover topics such as social engineering, phishing, password protection, confidential data protection, and mobile security, and is designed to educate employees on incident reporting. We also use technology-based tools, including third-party tools and solutions, designed to mitigate cybersecurity risks and to bolster our employee-based cybersecurity programs.

We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition; however, like other companies in our industry, we and our third-party vendors may, from time to time, experience threats and security incidents relating to our and our third-party vendors’ information systems. For more information, see “Risk Factors-Risks Related to Employee Matters, Managing Growth and Other Operational Matters -Our internal information technology systems, or those of our vendors, collaborators or other contractors or consultants, may fail or suffer security breaches, loss or leakage of data and other disruptions or compromise, which could result in a material disruption of our product development programs, compromise sensitive information related to our business or prevent us from accessing critical information, or trigger contractual and legal obligations, potentially exposing us to liability, reputational harm or otherwise adversely affecting our business and financial results.”

Governance Related to Cybersecurity Risks

Our audit committee of the board of directors, or the Audit Committee, is responsible for overseeing cybersecurity risk, pursuant to the Audit Committee charter, and periodically updates our board of directors on such matters. The Audit Committee receives periodic updates from management and our contracted information technology consultant regarding cybersecurity matters. We have a process for the Audit Committee to be notified between such updates in the event of any significant new cybersecurity threats or incidents.

Management is responsible for, and is forming a committee tasked with, the operational oversight of company-wide cybersecurity strategy, policy, and standards across relevant departments to assess and help prepare us to address cybersecurity risks. Our contracted information technology consultant, supported by management, oversees the day-to-day implementation and management of our cybersecurity program. Our information technology consultant reports to the Senior Vice President, or SVP, of Chemistry and Manufacturing, who currently operates as our head of information technology. Our information technology consultant has approximately 20 years of experience in information technology, and also leverages the experience of a third-party managed systems provider. Our information technology consultant regularly reports to the SVP of Chemistry and Manufacturing as well as to other executive management on cyber matters, as appropriate.

Item 2. Properties.

Our principal facility is located at 321 Harrison Ave, Boston, Massachusetts, where we lease and occupy approximately 31,668 square feet of office and laboratory space. The lease was signed on December 1, 2021 and the lease term commenced on December 29, 2022. The current term of our lease expires in May 2032, with an option to extend the lease for one successive five-year term. We believe our facilities are adequate and suitable for our current needs and that should it be needed, suitable additional or alternative space will be available to accommodate our operations.

Item 3. Legal Proceedings.

From time to time, we may be a party to litigation or subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. As of December 31, 2023, we were not a party to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has traded on the Nasdaq Global Select Market under the symbol “PEPG” since May 10, 2022. Prior to that date, there was no public trading market for our common stock.

Holders

As of March 1, 2024, we had 11 holders of record of our common stock. The actual number of stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

PepGen is a clinical-stage biotechnology company advancing the next-generation of oligonucleotide therapies with the goal of transforming the treatment of severe neuromuscular and neurological diseases. Our proprietary EDO platform is founded on over a decade of research and development and leverages CPPs to improve the uptake and activity of conjugated oligonucleotide therapeutics. Using these EDO peptides, we are generating a pipeline of oligonucleotide therapeutic candidates that are designed to target the root cause of serious diseases.

We are initially focused on addressing the underlying cause of DMD and DM1, that have high unmet need. Our current pipeline consists of two clinical stage programs, PGN-EDO51 for DMD patients who are amenable to exon 51 skipping and PGN-EDODM1 for DM1 patients, along with three additional preclinical stage programs. We anticipate expanding this pipeline over time to include other neuromuscular targets as well as potential opportunities in neurologic diseases.

We completed a first-in-human Phase 1 HV clinical trial with our lead product candidate, PGN-EDO51, in the third quarter of 2022. In the Phase 1 clinical trial, treatment with PGN-EDO51 resulted in the highest levels of mean exon skipping in humans following a single dose compared to publicly available data for a single dose of other DMD exon 51-skipping approaches that are approved or in clinical development.

Our clinical development program for PGN-EDO51 comprises two parallel Phase 2 studies of PGN-EDO51 in DMD patients whose mutations are amenable to an exon 51-skipping approach. The first study, CONNECT1, is an ongoing open-label, MAD Phase 2 study in boys and young men living with DMD being conducted in Canada. We initiated dosing patients in CONNECT1 in January 2024 and have fully enrolled the first cohort at the 5 mg/kg PGN-EDO51 dose level. We anticipate reporting initial proof-of-concept data, that would include safety, exon skipping and dystrophin production for this cohort in mid-2024.

In February 2024, we received clearance from the MHRA to initiate the second study, CONNECT2, a Phase 2, multinational, randomized, double-blind, placebo-controlled MAD study, in the U.K. The CONNECT2 study will evaluate multiple dose cohorts and trial participants will be administered PGN-EDO51 once every four weeks for six months. We will assess safety, tolerability, exon skipping, dystrophin expression and functional outcomes in this study. The CONNECT2 study, together with data from the CONNECT1 study, is designed to support a potential accelerated approval pathway for PGN-EDO51, subject to alignment with regulatory authorities.

We are also developing PGN-EDODM1 for the treatment of DM1 and are utilizing what we believe to be a unique mechanism of action and a different delivery approach compared to other approaches in more advanced stages of clinical development. We have conducted extensive preclinical studies of our product candidate, and these preclinical data form the basis of our clinical development plan for PGN-EDODM1. In May 2023, we announced that we received a clinical hold notice from the FDA regarding our IND application to initiate our first-in-human Phase 1 FREEDOM study. In September 2023, we announced that Health Canada had cleared our CTA for the FREEDOM study in Canada. In October 2023, we announced that the FDA lifted the clinical hold on the FREEDOM study, allowing this study to proceed in the U.S. In December 2023, we announced that the MHRA had cleared our CTA for the FREEDOM study in the U.K. and we began dosing patients in this study. FREEDOM is a multinational, randomized, double-blind, placebo-controlled, SAD study designed to assess PGN-EDODM1's safety and tolerability, splicing correction and functional outcome measures in DM1 patients. We expect to report preliminary data from this study in the second half of 2024. In February 2024, we announced that PGN-EDODM1 received Fast Track designation from the FDA for the treatment of DM1. We also expect to open the FREEDOM2-DM1 Phase 2 randomized, double blind, placebo-controlled MAD study in DM1 patients in the second half of 2024.

In addition to these lead candidates, we are developing EDO candidates for additional DMD sub-populations amenable to skipping of other exons, including exon 53, 45 and 44. We have previously reported robust exon 53-skipping levels following either a single dose or multiple doses in NHPs for our PGN-EDO53 program. We anticipate advancing PGN-EDO53 into CTA and/or IND-enabling preclinical studies in 2024.

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

Immediately prior to consummation of the IPO, all 12,546,805 outstanding shares of our redeemable convertible preferred stock, and 35,529 preferred stock warrants that were exercised on May 4, 2022, converted into 12,359,856 shares of common stock.

On February 5, 2024, we issued and sold 1,000,000 shares at a purchase price of $10.00 per share under our ATM program, resulting in net proceeds of $9.9 million. On February 9, 2024, we issued and sold 7,530,000 shares at a purchase price of $10.635 per share, which was the closing sale price of our common stock on the Nasdaq Global Select Market on February 6, 2024 in a Follow-on Offering. The Follow-on Offering resulted in net proceeds of $76.9 million after deducting underwriters' fees of $3.2 million. Net proceeds from the ATM program and Follow-on Offering, after deducting underwriters' fees and before deducting costs of the offerings, were $86.8 million.

Since our inception, we have not generated any revenue from product sales or other sources and have incurred significant operating losses and negative cash flows from our operations. Our primary uses of cash to date have been to fund our research and development activities, business planning, establishing and maintaining our intellectual property portfolio, acquiring and developing product and technology rights, hiring personnel, leasing premises and associated capital expenditures, raising capital, and providing general and administrative support for these operations. To date, we have funded our operations primarily through private placements of our convertible preferred stock and proceeds from our IPO, the ATM program and the Follow-on Offering.

We have incurred operating losses in each year since our inception. Our net losses were $78.3 million and $69.1 million for the years ended December 31, 2023 and December 31, 2022, respectively. As of December 31, 2023, we had cash, cash equivalents, and marketable securities of $110.4 million, excluding proceeds from the ATM program offering and the Follow-on Offering made subsequent to December 31, 2023. As of December 31, 2023, we had an accumulated deficit of $181.2 million. We expect our expenses and operating losses will continue as we conduct our ongoing preclinical studies and current and planned clinical trials, continue our research and development activities, utilize third parties to manufacture our product candidates and related raw materials, hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with an exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs. In addition, we have several development, regulatory and commercial milestone payment obligations under our licensing arrangements. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies and current and planned clinical trials and our expenditures on other research and development activities.

Based on our current operating plans, we believe that our existing cash, cash equivalents, marketable securities, and proceeds from shares sold under our ATM program and in the Follow-on Offering will be sufficient to fund our operations into 2026. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which will not be for at least the next several years, if ever. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Corporate Reorganization

We were initially formed as PepGen Limited on January 25, 2018, in the U.K. On November 9, 2020, PepGen Limited initiated a corporate reorganization, or the Reorganization. As part of the Reorganization, PepGen Limited formed PepGen Inc., a Delaware corporation with nominal assets and liabilities, for the purpose of consummating the Reorganization. In connection with the Reorganization, the existing shareholders of PepGen Limited exchanged each of their classes of shares of PepGen Limited for the same number and class of common stock of PepGen Inc. on a one-to-one basis. The newly issued stock of PepGen Inc. had substantially identical rights to the exchanged shares of PepGen Limited. As a result of the exchange, PepGen Inc. became the sole shareholder of PepGen Limited. Upon the completion of the Reorganization on November 23, 2020, the historical financial statements of PepGen Limited became the historical financial statements of PepGen Inc., as the Reorganization was deemed to be between entities under common control.

After the Reorganization was completed, PepGen Limited began the process of transferring certain operations, including financial management functions, to PepGen Inc. pursuant to an intercompany services agreement, effective as of April 2021, and certain assets, including a novation of all intellectual property assets, pursuant to an asset transfer agreement, effective as of January 1, 2022. After the transfer of intellectual property and other assets from PepGen Limited to PepGen Inc., there were limited operations through the end of 2022 at PepGen Limited.

Components of Results of Operations

Operating Expenses

Research and Development

To date, our research and development expenses have primarily consisted of external and internal costs associated with our research and development activities, including our discovery and research efforts, the development of our proprietary EDO platform, and the preclinical and clinical development of our product candidates. Our research and development expenses include:

•
external expenses, including expenses incurred under arrangements with third parties, such as CROs, CDMOs, consultants and our scientific advisors;
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

The following table (in thousands) summarizes our research and development expenses for the years ended December 31, 2023 and December 31, 2022. The direct external development program expenses reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Our internal resources, personnel and infrastructure are not directly tied to any one research or drug discovery program and are typically deployed across multiple programs. As such, we do not track internal expenses on a program-specific basis.

	Year Ended December 31,
	2023	2022
External expenses:
PGN-EDO51	$21,369	$21,089
PGN-EDODM1	16,486	10,853
Other programs and unallocated expenses	4,762	5,296
Total external expense	42,617	37,238
Internal expenses:
Personnel-related (including stock-based compensation)	16,143	10,744
Facilities and related costs	5,165	1,672
Other	4,201	4,423
Total research and development expenses	$68,126	$54,077

We expect our research and development expenses to increase in 2024 as we conduct our CONNECT1 and CONNECT2 Phase 2 clinical trials, our FREEDOM Phase 1 clinical trial, our planned FREEDOM2-DM1 Phase 2 clinical trial, and continue to conduct our ongoing research and development activities. The process of conducting preclinical studies, producing drug product supply, and completing clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving marketing approval for any of our product candidates.

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

General and Administrative

General and administrative expenses consist primarily of personnel-related costs, including salaries, cash incentive compensation, payroll taxes, employee benefits, and stock-based compensation charges for those individuals in executive, finance, facility operations, and other administrative functions. Other significant costs include legal fees relating to intellectual property and corporate matters, professional fees for audit, accounting and consulting services, and insurance costs.

We anticipate that our general and administrative expenses will remain consistent in 2024 as compared to 2023 to support our public company operating expenses associated with audit, legal, regulatory, and tax-related services associated with maintaining compliance with our exchange listing and SEC requirements, director and officer insurance premiums, and investor relations.

Other Income (Expense), Net

Interest Income

Interest income consists of interest earned on our money market mutual funds and short-term U.S. treasury holdings.

Other Income (expense)

We classified our outstanding warrants to purchase shares of our Series A-2 convertible preferred stock as liabilities on our consolidated balance sheets at their estimated fair value as the underlying convertible preferred stock was classified as temporary equity. At the end of each reporting period, changes in the estimated fair value during the period were recorded as a component of other income (expense), net. We recognized changes in the fair value of our warrant liability until the warrants were exercised on May 4, 2022, prior to the completion of our IPO.

Other components of other income (expense) relate to realized and unrealized gains and losses on currency revaluation.

Income Taxes

We have not recorded a U.S. provision for federal or state income taxes as we have no revenue and have incurred losses since inception. During the year ended December 31, 2022, we recorded a $3.7 million tax charge associated with the transfer of our intellectual property assets from our wholly owned subsidiary, PepGen Limited, to the parent company, PepGen Inc. (see Note 11 of Notes to the Consolidated Financial Statements). We had no material tax liability for the year ended December 31, 2023.

Results of Operations

Comparison of the Year Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,		Period-to-
	2023	2022	Period Change
Operating expenses:
Research and development	$68,126	$54,077	$14,049
General and administrative	16,640	14,224	2,416
Total operating expenses	$84,766	$68,301	$16,465
Operating loss	$(84,766)	$(68,301)	$16,465
Other income (expense), net
Interest income	6,400	2,793	3,607
Other income (expense), net	(187)	110	(297)
Total other income (expense), net	6,213	2,903	$3,310
Net loss before income tax	$(78,553)	$(65,398)	$(13,155)
Income tax expense	(73)	(3,706)	3,633
Net loss	$(78,626)	$(69,104)	$(9,522)

Research and Development Expenses

Research and development expenses increased by $14.0 million from $54.1 million for the year ended December 31, 2022, to $68.1 million for the year ended December 31, 2023. This increase was attributable to increased research and development activities related to the advancement of our pipeline programs, including a $2.7 million increase in preclinical and manufacturing costs, a $2.9 million increase in clinical costs due to our CONNECT1, CONNECT2 and FREEDOM trials, and a $5.4 million increase in personnel-related costs due to increased headcount, including an increase of $1.3 million in stock-based compensation expense. There was also an increase of $4.4 million in facility and office expenses related to rent and related expense on our principal facility lease and a $0.4 million increase in depreciation expense related to lab equipment in our new lab space. These increases were partially offset by a $1.5 million decrease in other research and development expense primarily related to the OUI exit fee that was expensed upon completion of our IPO and a $0.4 million decrease in consulting expense.

General and Administrative Expenses

General and administrative expenses increased by $2.4 million from $14.2 million for the year ended December 31, 2022, to $16.6 million for the year ended December 31, 2023. The increase was primarily driven by a $1.7 million increase in personnel-related costs due to increased headcount, including an increase of $1.0 million in stock-based compensation expense, an increase of $1.4 million in facility-related costs due to our expansion of operations in Boston, Massachusetts, and a $0.3 million increase in insurance expense associated with operating as a public company. These increases were partially offset by a $0.9 million decrease in consulting and legal expense.

Other Income (Expense), Net

Other income (expense), net was income of $6.2 million for the year ended December 31, 2023, compared to income of $2.9 million for the year ended December 31, 2022. The increase was primarily driven by interest earned from our money market fund and U.S. treasury holdings.

Income Tax Expense

Income tax expense decreased by $3.6 million from $3.7 million for the year ended December 31, 2022, to $0.1 million for the year ended December 31, 2023 due to a tax charge associated with the transfer of all intellectual property assets from PepGen Limited to the parent company, PepGen Inc., pursuant to an asset transfer agreement, in January 2022.

Liquidity and Capital Resources

Sources of Liquidity

From our inception in January 2018 through December 31, 2023, we have funded our operations primarily through the sale of our common stock and convertible preferred stock. We received aggregate gross proceeds of $163.9 million from these sales prior to our IPO. Additionally, in May 2022, we received gross proceeds from our IPO of $108.0 million, and $14.9 million when the underwriters partially exercised their option to purchase 1,350,000 additional shares of common stock.

We filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale of an amount up to $300.0 million in the aggregate of shares of our common stock, preferred stock, debt securities, warrants, and/or units or any combination thereof, which was declared effective on June 16, 2023.

On August 8, 2023, we filed a prospectus supplement and entered into a Sales Agreement with Stifel, Nicolaus & Company, Incorporated, as sales agent, which provides for the issuance and sale by us of up to $100.0 million of shares of common stock from time to time under the ATM program. On February 5, 2024, we issued and sold 1,000,000 shares at a purchase price of $10.00 per share under the ATM program, resulting in net proceeds of $9.9 million.

On February 9, 2024, we issued and sold 7,530,000 shares in the Follow-on Offering at a purchase price of $10.635 per share, resulting in net proceeds of $76.9 million after deducting underwriters' fees of $3.2 million.

Future Funding Requirements

As of December 31, 2023, we had cash, cash equivalents, and marketable securities in the amount of $110.4 million. On February 5, 2024, we issued and sold 1,000,000 shares at a purchase price of $10.00 per share under our ATM program, resulting in net proceeds of $9.9 million. On February 9, 2024, we issued and sold 7,530,000 shares at a purchase price of $10.635 per share, resulting in net proceeds of $76.9 million after deducting underwriting fees of $3.2 million in the Follow-on Offering. Based on our current operating plans, we believe that our existing cash, cash equivalents, marketable securities, together with proceeds from shares sold under our ATM Program and in the Follow-on Offering, will be sufficient to fund our operations into 2026. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

Our future capital requirements will depend on many factors, including but not limited to:

•
the scope, progress, costs and results of preclinical and clinical development for our product candidates, any additional product candidates we may develop and any new indications we may pursue;
•
the scope, costs, timing and outcome of regulatory review of our product candidates, any additional product candidates we may develop and any new indications we may pursue;
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

Cash Flows

The following table sets forth a summary of the net cash flow activity for the years ended December 31, 2023 and December 31, 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(68,997)	$(59,265)
Investing activities	(32,003)	(3,755)
Financing activities	(189)	112,193
Effect of exchange rate changes on cash	286	(316)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(100,903)	$48,857

Operating Activities

For the year ended December 31, 2023, net cash used in operating activities was $69.0 million resulting from our net loss of $78.6 million partially offset by cash provided by changes in our operating assets and liabilities of $2.0 million and non-cash charges of $7.7 million. The net changes in our operating assets and liabilities were primarily due to an increase in accrued expenses of $1.4 million and an increase in prepaids and other current assets of $2.0 million. These increases were partially offset by a $1.2 million decrease in operating lease liabilities related to cash paid towards tenant improvements on our new office and lab lease. Non-cash charges included $7.0 million in stock-based compensation expense and $1.2 million in depreciation expense.

For the year ended December 31, 2022, net cash used in operating activities was $59.3 million resulting from our net loss of $69.1 million partially offset by cash provided by changes in our operating assets and liabilities of $4.5 million and non-cash charges of $5.3 million. The net changes in our operating assets and liabilities were primarily due to an increase in accrued expenses of $5.5 million and receipt of $4.2 million associated with our U.K. R&D tax credit in 2022, which is accounted for in other receivables. These increases were partially offset by a $2.0 million decrease in operating lease liabilities related to cash paid towards tenant improvements on our new office and lab lease. Non-cash charges included $4.8 million in stock-based compensation expense and $0.5 million in depreciation expense.

Investing Activities

Net cash used in investing activities was $32.0 million during the year ended December 31, 2023 as compared to $3.8 million during the year ended December 31, 2022. Cash used for investing activities was related to $29.4 million in purchases of marketable securities and $2.6 million in purchases of property and equipment during the year ended December 31, 2023. Cash used for investing activities related to $3.8 million in purchase of property and equipment during the year ended December 31, 2022.

Financing Activities

Net cash used in financing activities was $0.2 million for the year ended December 31, 2023, which was primarily the result of $0.4 million in payments towards offering costs related to our Form S-3 and Sales Agreement filings in May and August 2023, respectively. These payments were partially offset by $0.3 million of proceeds from equity plans .

Net cash provided by financing activities was $112.2 million for the year ended December 31, 2022, which was primarily the result of $114.3 million in net proceeds from the IPO, after deducting the payment of $2.7 million in IPO-related costs made in 2022. In 2021, we made payments of $1.4 million in IPO-related costs. Total net proceeds from the IPO were $110.2 million. Additionally, we generated $0.4 million from the exercise of the A-2 preferred stock warrants and $0.2 million in proceeds from stock option exercises.

Critical Accounting Polices and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which are prepared in accordance with generally accepted accounting principles in the U.S., or GAAP. The preparation of our financial statements requires us to make estimates and management discussion assumptions that affect the reported amounts of assets, liabilities, costs, and expenses and the disclosure of contingent assets and liabilities in our financial statements and accompanying notes. We evaluate our estimates and judgments on an ongoing basis. We base our estimates and assumptions on historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

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

Research and Development Expenses and Accrued Research and Development Costs

We are required to estimate our expenses resulting from obligations under contracts with vendors, consultants, CDMOs, and CROs, in connection with conducting research and development activities. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. We reflect research and development expenses in our financial statements by matching those expenses with the period in which services and efforts are expended. We account for these expenses according to the progress of the applicable preclinical or clinical study as measured by the timing of various aspects of the study or related activities. We determine accrual estimates through review of the underlying contracts along with preparation of financial models taking into account discussions and confirmations with research and other key personnel and the third-party vendors as to the progress of studies, or other services being conducted. During the course of a study, we adjust our rate of expense recognition if actual results differ from our estimates.

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

Stock-Based Compensation

We account for all stock-based compensation awards granted as stock-based compensation expense at fair value in accordance with the Financial Accounting Standards Board ASC Topic 718, Compensation—Stock Compensation. Stock-based compensation expense represents the cost of the grant date fair value of equity awards recognized over the requisite service period of the awards (usually the vesting period) on a straight-line or accelerated basis. We estimate the fair value of stock option awards using the Black-Scholes option pricing model and recognize forfeitures as they occur.

The Black-Scholes option pricing model requires the use of subjective assumptions, including the risk-free interest rate, the expected stock price volatility, the expected term of stock options, the expected dividend yield, and the fair value of the underlying common stock on the date of grant. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. Prior to our IPO, there was no public market for our common stock, and consequently, the estimated fair value of our common stock was determined by our board of directors as of the date of each stock option grant, with input from management, considering third-party valuations of our common stock as well as our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent third-party valuation through the date of the grant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or Practice Aid. The Practice Aid identifies various available methods for allocating the enterprise value across classes of series of capital stock in determining the fair value of our common stock at each valuation date. Since our IPO, we have determined the fair market value of our common stock using the closing price of our common stock as reported on the Nasdaq Global Select Market.

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

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the reports of our independent registered public accounting firms, appear beginning on page F-1 of this Form 10-K

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officer to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Management assessed our internal control over financial reporting as of December 31, 2023. Management based its assessment on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

This Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d‑15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Director and Executive Officer Trading Arrangements

During the fourth quarter of 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2023.

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2023.

Item 14. Principal Accounting Fees and Services.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2023.

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
(3)
Exhibits:

Exhibit Number	Description
3.1***	Third Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on June 16, 2022 (File No. 001-41374)).
3.2***

Certificate of Correction to Third Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed on November 10, 2022 (File No. 001-41374)).

3.3***	Amended and Restated By-laws (Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed on June 16, 2022 (File No. 001-41374)).
4.1***

Amended and Restated Investors' Rights Agreement, dated July 30, 2021, among the Company and certain of its stockholders (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, as amended (File No. 333-264335)).

4.2***	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, as amended (File No. 333-264335)).
4.3***	Description of Securities (Incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K filed on March 23, 2023 (File No. 001-41374)).
10.1***	2020 Stock Plan, as amended, and forms of award agreements thereunder (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, as amended (File No. 333-264335)).
10.2***

2022 Stock Option and Incentive Plan, and forms of award agreements thereunder (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, as amended (File No. 333-264335)).

10.3***	2022 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, as amended (File No. 333-264335)).
10.4**	Senior Executive Cash Incentive Bonus Plan (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, as amended (File No. 333-264335)).
10.5***	Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 8, 2023 (File No. 001-41374)).
10.6***

Form of Indemnification Agreement between the Company and each of its directors and executive officers (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, as amended (File No. 333-264335)).

10.7***

Employment Agreement, dated March 21, 2023, between James McArthur and the Company (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed on March 23, 2023 (File No. 001-41374)).

10.8***

Employment Agreement, dated March 21, 2023, between Noel Donnelly and the Company (Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K filed on March 23, 2023 (File No. 001-41374)).

10.9***

Employment Agreement, dated March 21, 2023, between Jaya Goyal and the Company (Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed on March 23, 2023 (File No. 001-41374)).

10.10***

Employment Agreement, dated March 21, 2023, between Michelle Mellion and the Company (Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K filed on March 23, 2023 (File No. 001-41374)).

10.11***

Employment Agreement, dated March 21, 2023, between Niels Svenstrup and the Company (Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K on March 23, 2023 (File No. 001-41374)).

10.12†***

License of Technology, dated November 23, 2020, among Oxford University Limited, Medical Research Counsel as part of the United Kingdom Research and Innovation and PepGen Limited (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, as amended (File No. 333-264335)).

10.13***

Lease, dated December 1, 2021, between B9 LS Harrison & Washington LLC and the Company (Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, as amended (File No. 333-264335)).

10.14***

First Lease Amendment, dated January 14, 2022, between B9 LS Harrison & Washington LLC and the Company (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 11, 2023 (File No. 001-41374)).

10.15***

Lease Amendment, dated March 29, 2023, between B9 LS Harrison & Washington LLC and the Company (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 11, 2023 (File No. 001-41374)).

10.16***

Amendment No. 1 to the License of Technology Agreement, dated February 12, 2021, by and among Oxford University Innovation Limited, Medical Research Counsel as part of the United Kingdom Research and Innovation and PepGen Limited (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 8, 2023 (File No. 001-41374)).

10.17***

Agreement for Contract Novation, dated January 1, 2022, by and among Oxford University Innovation Limited, United Kingdom Research and Innovation, PepGen Limited and PepGen Inc. (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on August 8, 2023 (File No. 001-41374)).

10.18***

At-the-Market Equity Offering Sales Agreement, dated August 8, 2023, between Stifel, Nicolaus & Company, Incorporated and the Company (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on August 8, 2023 (File No. 001-41374)).

10.19*	Employment Agreement, dated December 6, 2023, between Mary Beth DeLena and the Company.
21.1***	Subsidiaries of Registrant (Incorporated by reference to Exhibit 21.1 to the Company's Registration Statement on Form S-1, as amended (File No. 333-264335)).
23.1*	Consent of KPMG, LLP, independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Compensation Recovery Policy
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

*** Previously filed.

† Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the SEC.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 6, 2024.

PEPGEN INC.

By:	/s/ James McArthur
Name:	James McArthur
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 6, 2024.

Name	Title

/s/ James McArthur	Chief Executive Officer (Principal Executive Officer)
James McArthur, Ph. D.

/s/ Noel Donnelly	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Noel Donnelly, M.B.A.

/s/ Laurie B. Keating	Chairperson of the Board of Directors
Laurie B. Keating, J.D.

/s/ Christopher Ashton	Director
Christopher Ashton, Ph.D.

/s/ Habib Joseph Dable	Director
Habib Joseph Dable

/s/ Heidi Henson	Director
Heidi Henson

/s/ Howard Mayer	Director
Howard Mayer, M.D.

/s/ Joshua Resnick.	Director
Joshua Resnick, M.D., M.B.A

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
PepGen Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of PepGen Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2021.

Phoenix, Arizona
March 6, 2024

PEPGEN INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$80,774	$181,752
Marketable Securities	29,633	—
Prepaid expenses and other current assets	2,271	4,331
Total current assets	$112,678	$186,083
Property and equipment, net	4,764	3,335
Operating lease right-of-use asset	23,620	26,549
Other assets	1,990	1,473
Total assets	$143,052	$217,440
Liabilities, convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,005	$1,362
Accrued expenses	13,522	11,913
Operating lease liability	3,004	5,553
Total current liabilities	17,531	18,828
Operating lease liability, net of current portion	17,100	18,981
Total liabilities	34,631	37,809
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at December 31, 2023 and 2022, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of December 31, 2023 and 2022, respectively; 23,823,241 and 23,713,196 shares issued and outstanding as of December 31, 2023 and 2022, respectively	2	2
Additional paid-in capital	289,867	282,566
Accumulated other comprehensive income (loss)	34	(81)
Accumulated deficit	(181,482)	(102,856)
Total stockholders’ equity (deficit)	108,421	179,631
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$143,052	$217,440

See accompanying notes to consolidated financial statements.

PEPGEN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Year Ended December 31,
	2023	2022
Operating expenses:
Research and development	$68,126	$54,077
General and administrative	16,640	14,224
Total operating expenses	$84,766	$68,301
Operating loss	$(84,766)	$(68,301)
Other income (expense)
Interest income	6,400	2,793
Other income (expense), net	(187)	110
Total other income, net	6,213	2,903
Net loss before income tax	$(78,553)	$(65,398)
Income tax expense	(73)	(3,706)
Net loss	$(78,626)	$(69,104)
Net loss per share, basic and diluted	$(3.30)	$(4.42)
Weighted-average common shares outstanding, basic and diluted	23,796,000	15,639,728

See accompanying notes to consolidated financial statements.

PEPGEN INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

	Year Ended December 31,
	2023	2022
Net loss	$(78,626)	$(69,104)
Cumulative translation adjustment arising during the period	104	(98)
Unrealized gain on marketable securities	11	—
Comprehensive loss	$(78,511)	$(69,202)

See accompanying notes to consolidated financial statements.

PEPGEN INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Series A-1 Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	1,372,970	8,454	3,939,069	44,639	7,234,766	112,083	963,588	$		$1,653	$17	$(33,752)	$(32,082)
Issuance of Series A-2 stock upon exercise of warrants	—	—	35,529	574	—	—	—		—	—	—	—	—
Conversion of convertible preferred stock upon IPO	(1,372,970)	(8,454)	(3,974,598)	(45,213)	(7,234,766)	(112,083)	12,359,856		1	165,751	—	—	165,752
Issuance of common stock in IPO, net of underwriters' fees and issuance costs of $12,684	—	—	—	—	—	—	10,238,951		1	110,182	—	—	110,183
Release of common stock from vesting restrictions	—	—	—	—	—	—	69,529		—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	81,272		—	217	—	—	217
Stock-based compensation expense	—	—	—	—	—	—	—		—	4,763	—	—	4,763
Cumulative translation adjustment arising during the period	—	—	—	—	—	—	—		—	—	(98)	—	(98)
Net loss	—	—	—	—	—	—	—		—	—	—	(69,104)	(69,104)
Balance as of December 31, 2022	—	—	—	—	—	—	23,713,196		$2	$282,566	$(81)	$(102,856)	$179,631
Issuance of stock under the employee stock purchase plan	—	—	—	—	—	—	9,694		—	40	—	—	40
Exercise of stock options	—	—	—	—	—	—	100,351		—	213	—	—	213
Stock-based compensation expense	—	—	—	—	—	—	—		—	7,048	—	—	7,048
Unrealized gain on marketable securities	—	—	—	—	—	—	—		—	—	11	—	11
Cumulative translation adjustment arising during the period	—	—	—	—	—	—	—		—	—	104	—	104
Net loss	—	—	—	—	—	—	—		—	—	—	(78,626)	(78,626)
Balance as of December 31, 2023	—	—	—	—	—	—	23,823,241		$2	$289,867	$34	$(181,482)	$108,421

See accompanying notes to consolidated financial statements.

PEPGEN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(78,626)	$(69,104)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,184	493
Stock-based compensation expense	7,048	4,763
Amortization and interest accretion related to operating lease	(334)	—
Amortization of premium and discounts on marketable securities, net	(220)	—
Change in fair value of preferred stock warrant liability	—	(58)
Loss on disposal of fixed assets	—	134
Changes in operating assets and liabilities:
Other receivables	26	4,183
Prepaids and other current and non-current assets	2,038	(1,784)
Accounts payable	(369)	(1,407)
Accrued expenses and other non-current liabilities	1,422	5,531
Operating lease liabilities, current and non-current	(1,166)	(2,016)
Net cash used in operating activities	(68,997)	(59,265)
Cash flows from investing activities:
Purchases of property and equipment	(2,599)	(3,755)
Purchases of marketable securities	(29,404)	—
Net cash used in investing activities	(32,003)	(3,755)
Cash flows from financing activities:
Issuance of common stock upon initial public offering, net of underwriters’ fees	—	114,267
Payment of offering costs	(442)	(2,697)
Proceeds from issuance of common stock upon exercise of Series A-2 warrants	—	406
Proceeds from employee equity plans	253	217
Net cash provided by financing activities	(189)	112,193
Effect of exchange rate changes on cash	286	(316)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(100,903)	$48,857
Cash, cash equivalents and restricted cash at beginning of period	183,225	134,368
Cash, cash equivalents and restricted cash at end of period	$82,322	$183,225
Components of cash, cash equivalents and restricted cash
Cash and cash equivalents	$80,774	$181,752
Restricted cash	1,548	1,473
Total cash, cash equivalents and restricted cash at end of period	$82,322	$183,225
Supplemental noncash investing and financing activities
Property and equipment included in accounts payable and accrued expenses	$14	$363
Cash paid for taxes	2,702	—
Lease assets obtained in exchange for new operating lease liabilities	—	26,549

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

The Company was initially formed as PepGen Limited on January 25, 2018, in the United Kingdom, or the U.K. On November 9, 2020, PepGen Limited completed a corporate reorganization, or the Reorganization. As part of the Reorganization, PepGen Limited formed PepGen Inc., a Delaware corporation with nominal assets and liabilities, for the purpose of consummating the Reorganization. In connection with the Reorganization, the existing stockholders of PepGen Limited exchanged each of its classes of shares of PepGen Limited for the same number and class of common stock of PepGen Inc. on a one-to-one basis. The newly issued stock of PepGen Inc. had substantially identical rights to the exchanged shares of PepGen Limited. As a result of the exchange, PepGen Inc. became the sole stockholder of PepGen Limited. Upon the completion of the Reorganization on November 23, 2020, the historical financial statements of PepGen Limited became the historical financial statements of PepGen Inc. as the Reorganization was deemed to be between entities under common control.

Initial Public Offering and Follow-On Offerings

On May 10, 2022, the Company closed its initial public offering, or IPO, in which the Company sold an aggregate of 9,000,000 shares at a public offering price of $12.00 per share for gross proceeds of $108.0 million. In connection with the IPO, the Company granted the underwriters a 30-day option to purchase 1,350,000 additional shares of common stock. On May 16, 2022, the underwriters exercised the option in part and the Company issued 1,238,951 shares of common stock for gross proceeds of $14.9 million. From the IPO and option exercise by the underwriters, the Company received approximately $122.9 million in gross proceeds and $110.2 million in net proceeds, after deducting underwriting discounts and offering expenses payable by the Company.

Immediately prior to consummation of the IPO, all 12,546,805 outstanding shares of the Company’s redeemable convertible preferred stock, and 35,529 preferred stock warrants that were exercised on May 4, 2022 (see Note 3), converted into 12,359,856 shares of the Company’s common stock.

On February 5, 2024, the Company sold shares under its At-the-Market Equity Offering Sales Agreement, or Sales Agreement, with Stifel, Nicolaus & Company, Incorporated dated as of August 8, 2023, resulting in net proceeds of $9.9 million. On February 9, 2024, the Company sold shares in a follow-on offering, referred to as the Follow-on Offering, pursuant to an underwriting agreement with Leerink Partners LLC dated as of February 6, 2024, resulting in net proceeds of $76.9 million after deducting underwriting fees of $3.2 million. Net proceeds from sales under the Sales Agreement and Follow-on Offering, after deducting underwriters' fees and before deducting costs of the offerings, were $86.8 million.

Liquidity and Going Concern

Since inception, the Company has not generated any revenue from product sales or other sources and has incurred significant operating losses and negative cash flows from operations. The Company’s primary uses of cash and cash equivalents to date have been to fund research and development activities, business planning, establishing and maintaining the Company’s intellectual property portfolio, hiring personnel, leasing premises and associated capital expenditures, raising capital, and providing general and administrative support for these operations. As of December 31, 2023, the Company had an accumulated deficit of $181.5 million. To date, the Company has funded operations primarily through private placements of convertible preferred stock and its IPO. As of December 31, 2023, the Company had cash, cash equivalents, and marketable securities of $110.4 million, excluding net proceeds from the Sales Agreement and Follow-On Offering. Based on its current operating plans, the Company believes that its cash, cash equivalents, and marketable securities as of December 31, 2023, as well as proceeds from the Sales Agreement and Follow-On Offering (see Note 12) will be sufficient to fund its currently planned operations for at least the next 12 months from the filing of these consolidated financial statements.

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

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The consolidated financial statements include the accounts of PepGen Inc. (a U.S. corporation) and its wholly owned subsidiaries PepGen Limited (a U.K. corporation) and PepGen Securities Corp. (a U.S. corporation). All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts disclosed in the prior period financial statements have been reclassified from their original presentation to conform to the current period presentation. The reclassification had no effect on net income, earnings per share, retained earnings, cash flows or total assets.

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

Foreign Currency Remeasurement

The Company’s reporting currency is the U.S. Dollar. The functional currency of PepGen Limited is the British Pound. The assets and liabilities of PepGen Limited are translated into U.S. Dollars at the exchange rates in effect at each balance sheet date, and the results of operations are translated using the average exchange rates prevailing throughout the reporting period. Adjustments resulting from translating foreign functional currency financial statements into U.S. Dollars are included in the cumulative translation adjustment, a component of accumulated other comprehensive loss in stockholders’ equity (deficit).

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and money market accounts. As of December 31, 2023, the Company’s cash, cash equivalents, and marketable securities were held by four financial institutions in the U.S. and one financial institution in the U.K. At times, the Company’s deposits held in the U.S. and U.K. may exceed the respective insured limits of the Federal Depository Insurance Corporation and Financial Services Compensation Scheme.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of December 31, 2023 and 2022, cash and cash equivalents consisted primarily of checking and money market funds composed of U.S. government obligations.

Restricted Cash

The Company classifies all cash whose use is limited by contractual provisions as restricted cash. Restricted cash arises from the requirement for the Company to maintain cash of $1.5 million as collateral under a lease agreement. As of December 31, 2023 and 2022, $1.5 million of restricted cash was recorded in other assets on the consolidated balance sheets.

Marketable Securities

The Company’s marketable securities consist of U.S. treasury notes which are classified as available-for-sale and are reported at fair value. Unrealized gains and losses on available-for-sale debt securities are reported as a component of accumulated other comprehensive loss in stockholders’ equity (deficit). Realized gains and losses are based on the specific identification method and are included as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss.

The Company evaluates its marketable securities with unrealized losses for other-than-temporary impairment. When assessing marketable securities for other-than-temporary declines in value, the Company considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the Company’s ability and intent to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value, and market conditions in general. If any adjustment to fair value reflects a decline in the value of the investment that the Company considers to be “other than temporary,” the Company reduces the investment to fair value through a charge to the statement of operations and comprehensive loss. No such adjustments were necessary during the periods presented.

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

Deferred Offering Costs

The Company capitalizes within other long-term assets certain legal, accounting, and other third-party fees that are directly related to the Company’s in-process equity financings, until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds received as a result of the offering. Should a planned equity financing be abandoned, terminated, or significantly delayed, the deferred offering costs are immediately written off to operating expenses. As of December 31, 2023, deferred offering costs of $0.4 million were recorded within other assets on the consolidated balance sheets. Subsequent to the completion of the IPO in May 2022, deferred offering costs totaling $4.1 million were recorded within stockholders’ equity (deficit) as a reduction of additional paid-in-capital generated from the IPO.

Leases

Effective January 1, 2022, the Company adopted ASU 2016-02, Leases (Topic 842), or ASC 842. Under ASC 842, at the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances presented in the arrangement, including whether the Company controls the use of identified assets. The Company classifies leases with a term greater than one year as either operating or finance leases at the lease commencement date and records a right-of-use assets and current and non-current lease liabilities, as applicable on the balance sheet. The Company has elected not to recognize on the balance sheet leases with terms of one year or less, but payments are recognized as expense on a straight-line basis over the lease term. If a lease includes options to extend the lease term, the Company does not assume the option will be exercised in its initial lease term assessment unless there is reasonable certainty that the Company will renew based on an assessment of economic factors present as of the lease commencement date. The Company monitors its plans to renew its material lease each reporting period. If a lease includes provisions for leasehold improvements for which the Company has an obligation to pay, the Company determines if the improvements should be considered lessor or lessee assets. If the improvements are considered lessor assets, the Company records the payments in the calculation of the lease liability and corresponding right-of-use asset.

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

If the carrying amount of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset or asset group exceeds the estimated discounted future cash flows of the asset or asset group. There have been no such impairments of long-lived assets for the years ended December 31, 2023 and 2022.

Commitment and Contingencies

The Company recognizes a liability with regard to loss contingencies when it believes it is probable a liability has been incurred, and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount the Company accrues the minimum amount in the range. The Company has not recorded any such liabilities as of December 31, 2023 and 2022 that were material to the consolidated financial statements.

Convertible Preferred Stock

The Company recorded convertible preferred stock at fair value on the dates of issuance, net of issuance costs. Upon the occurrence of certain events that are outside the Company’s control, including a deemed liquidation event, holders of the convertible preferred stock could cause redemption for cash. Therefore, convertible preferred stock was classified outside of stockholders’ deficit on the consolidated balance sheets as events triggering the liquidation preferences are not solely within the Company’s control. No accretion was recognized as the contingent events that could give rise to redemption were not deemed probable. Upon completion of the IPO, all preferred stock was converted to common stock and as such no amounts were issued or outstanding as of December 31, 2023 and 2022.

Preferred Stock Warrants

The Company classified warrants to purchase its Series A-2 convertible preferred stock as a liability on the consolidated balance sheets as these warrants were freestanding financial instruments that could have required the Company to transfer assets upon exercise.

Research and Development

Research and development costs are expensed as incurred. Research and development costs consist of salaries, benefits, and other personnel-related costs, including stock-based compensation, laboratory supplies, process development costs, fees paid to other entities to conduct certain research and development activities on the Company’s behalf, including contract manufacturing organizations and contract research organizations, and allocated facility and other related costs. Non-refundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized as prepaid expenses until the related goods are delivered or services are performed. During the year-ended December 31, 2022, the Company received £3.4 million (approximately $4.1 million) relating to its 2021 U.K. research and development tax credit for research and development activities undertaken by its U.K. subsidiary. As of December 31, 2023 and 2022, no research and development tax credits were recorded in other receivables on the consolidated balance sheets, respectively.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation, or ASC 718. ASC 718 requires all stock-based payments to employees, non-employees and directors, to be recognized as expense in the consolidated statements of operations based on their grant date fair values. The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model, or Black-Scholes, for stock option grants to employees, non-employees and directors. The fair value of the Company’s common stock is used to determine the fair value of restricted stock awards.

The Company’s stock-based compensation awards are generally subject to service-based vesting conditions. Compensation expense related to awards to employees, non-employees and directors with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term.

Black-Scholes requires inputs based on certain subjective assumptions, including (i) the expected stock price volatility, (ii) the expected term of the award, (iii) the risk-free interest rate and (iv) expected dividends. The Company determines the expected volatility using the historical volatility of a peer group of comparable publicly traded companies with product candidates in similar stages of development to the Company’s product candidates. The Company uses the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for stock options granted to employees, non-employees and directors whereby, the expected term equals the arithmetic average of the vesting term and the original contractual term of the stock options due to its lack of sufficient historical data. The risk-free interest rate is based on U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock. The Company recognizes forfeitures as they occur.

Prior to the Company’s IPO, there was no public market for its common stock, and consequently, the estimated fair value of its common stock was determined by the board of directors as of the date of each stock option grant, with input from management, considering third-party valuations of its common stock as well as its board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent third-party valuation through the date of the grant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation , or Practice Aid. The Practice Aid identifies various available methods for allocating the enterprise value across classes of series of capital stock in determining the fair value of the Company’s common stock at each valuation date.

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

Comprehensive Loss

Comprehensive loss is composed of two components — net loss and other comprehensive loss. Other comprehensive loss refers to gains and losses that under U.S. GAAP are recorded as an element of stockholders’ equity but are excluded from net loss. The Company’s other comprehensive loss consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale marketable debt securities.

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

Potential dilutive securities are excluded from diluted earnings or loss per share if the effect of such inclusion is anti-dilutive. The Company’s potentially dilutive securities include unvested common stock under the Company’s equity incentive plan which have been excluded from the computation of diluted net loss per share as they would be anti-dilutive to the net loss per share. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	As of December 31,
	2023	2022
Options to purchase common stock	4,233,203	3,341,834
Total	4,233,203	3,341,834

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or JOBS Act, and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. The Company may take advantage of these exemptions until the Company is no longer an “emerging growth company.” Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, its consolidated financial statements may not be comparable to companies that comply with public company effective dates. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of the IPO or such earlier time that it is no longer an “emerging growth company.” As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, 2016-13 and ASU 2019-11 are effective for the Company for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB or other standard-setting bodies that the Company adopts as of the specified effective date. The Company qualifies as an “emerging growth company” as defined in the JOBS Act of 2012 and has elected not to “opt out” of the extended transition related to complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different application dates for public and non-public companies, the Company can adopt the new or revised standard at the time non-public companies adopt the new or revised standard and can do so until such time that the Company either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company. The Company may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for non-public companies. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial statements and disclosures.

Effective January 1, 2022, the Company adopted ASC 842. Upon commencement of the Company's lease in December 2022, the Company recognized lease liabilities totaling $24.5 million and right-of-use assets totaling $26.5 million.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. The standard changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The effective date of this update is for fiscal years beginning after December 15, 2022, and interim periods therein. The Company adopted ASU 2016-13 effective January 1, 2023, with no material impact on its consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), or ASU 2019-12. The standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also improves consistent application by clarifying and amending existing guidance. The standard is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company adopted ASU 2019-12 effective January 1, 2023, with no material impact on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, or ASU 2023-07, to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption and retrospective application is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, or ASU 2023-07, which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. ASU 2023-07 is effective for the Company beginning the year ended May 31, 2025. The Company is currently evaluating the impact of this ASU 2023-07 on its consolidated financial statements and related disclosures.

3. Fair Value Measurements

The following table sets forth marketable securities for the year ended December 31, 2023 (in thousands). The Company did not hold any marketable securities during the year ended December 31, 2022.

	As of December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
U.S. Treasury-backed money market funds	29,622	11	—	29,633
Total	$29,622	$11	$—	$29,633

The following table set forth the fair value of the Company’s financial assets measured at fair value on a recurring basis and indicates the level within the fair value hierarchy utilized to determine such values (in thousands):

	As of December 31, 2023
	Total	Level 1	Level 2	Level 3
Cash Equivalents:
U.S. Treasury-backed money market funds	$64,397	$64,397	—	—
U.S. Treasury notes	$11,980	$11,980	—	—
Marketable Securities:
U.S. Treasury notes	$29,633	$29,633	—	—
Total	$106,010	$106,010	$—	$—

	As of December 31, 2022
	Total	Level 1	Level 2	Level 3
U.S. Treasury-backed money market funds	$18,645	$18,645	—	—
Total	$18,645	$18,645	$—	$—

Money market funds are highly liquid investments that are valued based on quoted market prices in active markets, which represent a Level 1 measurement within the fair value hierarchy. These money market funds are classified on the balance sheet under cash and cash equivalents.

Preferred Stock Warrant Liability

In connection with the November 24, 2020 Stock Purchase Agreement (see Note 9), the Company granted warrants to purchase up to 35,529 shares of Series A-2 convertible preferred stock at a price per share equal to $11.42 and with a term ending upon the earlier of an underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, the consummation of a Deemed Liquidation Event, as such term is defined in the Company’s Restated Certificate of Incorporation, or 10 years. As the warrants were for preferred stock, which did not qualify for equity classification, the warrants were recorded as a liability and were required to be remeasured to fair value at each reporting date. The warrants were exercised on May 4, 2022, just prior to the completion of the IPO, for proceeds of $0.4 million. Immediately prior to the consummation of the IPO, the warrants were converted into 34,901 shares of the Company's common stock.

As there are several inputs that are not observable in the market, the warrant valuation represented a Level 3 measurement within the fair value hierarchy. The Company’s valuation of the preferred stock warrants utilized the Black-Scholes option-pricing model, which incorporates assumptions and estimates to value the preferred stock warrants.

The quantitative elements associated with the Company’s Level 3 inputs impacting the fair value measurement of the preferred stock warrant liability included the fair value per share of the underlying Series A-2 convertible preferred stock, the remaining contractual term of the warrants, risk-free interest rate, expected dividend yield and expected volatility of the price of the underlying preferred stock. The most significant assumption in the Black-Scholes option-pricing model impacting the fair value of the preferred stock warrants was the fair value of the Company’s Series A-2 convertible preferred stock as of each remeasurement date. The Company determined the fair value per share of the underlying preferred stock by taking into consideration its most recent sales of its convertible preferred stock. The Company historically had been a private company and lacked company-specific historical and implied volatility information of its stock. Therefore, it estimated its expected stock volatility based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the warrants. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. The Company had estimated a 0% dividend yield based on the expected dividend yield and the fact that the Company has never paid or declared dividends.

The Company recognized changes in the fair value of the warrant liability as a component of other income (expense) in its consolidated statements of operations and comprehensive loss.

A reconciliation of the Level 3 warrant liability through exercise in the second quarter of 2022 was as follows (in thousands):

Series A-2 Preferred Stock Warrant Liability
Balance as of December 31, 2021	$226
Change in fair value	(58)
Exercise of preferred stock warrants	(168)
Balance as of December 31, 2022	$—

4. Property and Equipment, Net

The cost and accumulated depreciation of property and equipment were as follows (in thousands):

	December 31,
	2023	2022
Lab equipment	$4,821	$2,424
Computer and office equipment	1,446	171
Construction in process	69	1,129
Total property and equipment	6,336	3,724
Less accumulated depreciation	(1,572)	(389)
Total property and equipment, net	$4,764	$3,335

Depreciation expense was $1.2 million and $0.5 million for the years ended December 31, 2023 and 2022, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2023	2022
Research and development	$9,521	$4,840
Employee-related expenses	2,368	2,440
Taxes payable	—	2,574
Professional services	715	932
Other	918	1,127
Total accrued expenses	$13,522	$11,913

6. Leases

In December 2021, the Company entered into a non-cancellable operating lease agreement, or the Harrison Lease, pursuant to which the Company leases 31,668 square feet of office and laboratory space located in Boston, Massachusetts, or the Premises. The Harrison Lease commenced for accounting purposes when the Company gained access to the Premises on December 29, 2022, or the Lease Commencement Date. The Harrison Lease has a term of nine years and two months from the Lease Commencement Date. The Company’s obligation for the payment of base rent for the Premises began in May 2023, and is $0.2 million per month, increasing up to $0.3 million per month during the term of the Lease. The Company has one option to extend the term of the Harrison Lease, for a period of an additional five years. Due to the timing of the Lease Commencement Date at the end of 2022, there was no fixed lease rent expense associated with the Harrison Lease in 2022. At December 31, 2023, the Harrison Lease was the only lease for which the Company recorded a lease liability and corresponding right-of-use asset.

The landlord completed significant leasehold improvements to the Premises, a portion of which the Company was obligated to pay per the terms of the Harrison Lease. The Company paid $2.0 million for the improvements prior to lease commencement in 2022, and paid $3.4 million for the improvements in 2023, for total payments to the landlord for improvements of $5.4 million. The Company determined that the landlord is the accounting owner of the improvements, and payments by the Company for the improvements are included in the calculation of the right-of-use asset and lease liability.

During 2022 and the first quarter of 2023, the Company leased office space in Cambridge, Massachusetts, the terms of which were month-to-month, with a 30-day written notice of cancellation. The Company terminated this lease in January 2023. The Company also leased laboratory space at the University of Massachusetts, Mount Ida Campus in Newton, Massachusetts, with an initial lease term from February 1, 2022 to January 31, 2023, which the Company extended until March 2023. The Company also leased space at Innovation Building, University of Oxford in Oxford, U.K. The Company terminated its lease in Oxford in July 2022. All of these leases had initial terms of under 12 months and are considered short-term lease costs and are not recognized on the consolidated balance sheets.

Summary of Lease Costs

The components of lease cost under ASC 842 for the leases were as follows (in thousands):

	2023	2022
Fixed lease cost	$3,799	$—
Variable lease cost	993	—
Short-term lease cost	188	1,294
Total lease cost	$4,980	$1,294

Supplemental disclosure of cash flow information under ASC 842 for the leases was as follows (in thousands):

December 31, 2023
Operating cash payments for operating leases	$5,299

Cash payments for operating leases during 2023 related to tenant improvements of $3.4 million and $1.9 million in rent payments in line with the Harrison Lease. Additionally, the Company made payments on variable lease costs throughout the year of $1.0 million. These payments related to parking, management fees, and other costs associated with maintaining our office and lab space.

The remaining lease term for the Harrison Lease is 8.4 years, and the discount rate is 8.0%.

Future minimum lease payments under the non-cancelable operating lease consisted of the following as of December 31, 2023:

Year Ending December 31,	(in thousands)
2024	$3,004
2025	3,094
2026	3,187
2027	3,282
2028	3,381
Thereafter	12,079
Total future minimum lease payments	$28,027
Less: imputed interest	(7,923)
Present value of lease liability	$20,104

Included in the consolidated balance sheet (in thousands)	December 31, 2023
Lease liability	$3,004
Lease liability, net of current portion	17,100
Total lease liability	$20,104

7. Related Party Transactions

Technology License Agreement with Oxford University Innovation Limited

In March 2018, the Company, Oxford University Innovation Limited, or OUI, and the Medical Research Council of United Kingdom Research and Innovation, or MRC (or collectively the Licensors), entered into a license of technology agreement, or the License Agreement, which was subsequently amended in December 2018 and further amended and restated in November 2020. The Licensors and affiliates held shares of Series A-1 and Series A-2 preferred stock, Series B preferred stock and Class A common stock. The License Agreement provides the Company with an exclusive world-wide license to licensed data and technology owned by OUI and MRC in respect of CPP for treatment of Duchenne muscular dystrophy, spinal muscular atrophy, and other conditions. The License Agreement provides the Company with the rights to grant and authorize sublicenses to make, use, sell, and import products and otherwise exploit the patent rights.

As consideration for the license, the Company made an initial upfront payment in 2018, as well as a Restatement Completion Fee and a License Data Fee in 2020 totaling $0.1 million.

The Company could be required to make milestone payments to the Licensors upon achievement of certain patent and commercial milestones related to the patents and commercialization of certain of the Company’s product candidates. The aggregate potential milestone payments are $0.1 million. The Company also agreed to pay the Licensors low single digit royalties on net sales of any licensed products that are commercialized by the Company in excess of a threshold amount between £20 million and £30 million ($25.5 million and $38.2 million as of December 31, 2023), subject to certain adjustments. The term of the License Agreement continues until the later of (i) the date on which all the patents and patent applications covered thereunder have been abandoned or allowed to lapse or expired or been rejected or revoked or (ii) 20 years from the date of the original agreement.

Upon completion of the IPO, the Company became obligated to pay OUI an exit fee between 0.5% to 2% of the value determined in an acquisition or initial public offering, not to exceed £5 million ($6.2 million as of the IPO date). The exit fee due to OUI, based on the proceeds of the IPO, was $1.4 million, which was paid during the second quarter of 2022 and included in research and development expense on the consolidated statement of operations. One member of the Company’s board of directors is also employed by Oxford Science Enterprises, which is an affiliate by OUI.

Additionally, the Company paid office space rent to OUI. For the years ended December 31, 2023 and 2022, total rent payments were nil and $0.2 million, respectively. The Company paid $0.1 million during the years ended December 31, 2023 and 2022 to Oxford Science Enterprises as compensation for their board seat. As of December 31, 2023 and 2022, nil was due to OUI by the Company.

Services Agreement with RA Capital Management, L.P.

In November 2020, the Company entered into an agreement, or the Services Agreement, with Carnot Pharma, LLC, or Carnot, under which Carnot provided research and other services to the Company. Carnot is an entity controlled by RA Capital Management, L.P. Entities affiliated with RA Capital Management, L.P. purchased shares of Series A-2 convertible preferred stock in the Company’s preferred stock financing in November 2020 and May and July 2021. In addition, entities affiliated with RA Capital Management, L.P. purchased shares of the Company’s Series B convertible preferred stock in the Company’s preferred stock financing in July 2021. Two members of the Company’s board of directors are also affiliated with RA Capital Management, L.P.

Under the terms of the Services Agreement, the Company compensated Carnot on a fully burdened cost basis for personal time devoted to Company projects. In addition, the Company reimbursed Carnot on a costs basis for any subcontractor costs incurred. The Company paid Carnot on a quarterly basis, in arrears, for services performed and costs incurred. The Services Agreement was terminated in April 2022.

Expenses incurred by the Company under the Services Agreement with Carnot for the year ended December 31, 2023 and 2022, totaled nil and $0.1 million, respectively. Additionally, the Company paid $0.1 million during the years ended December 31, 2023 and 2022 to RA Capital Management, L.P. as compensation for their board seat. As of December 31, 2023 and 2022, nil was due to Carnot by the Company for services rendered under the Services Agreement.

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

Other

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, the Company agrees to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third-party with respect to the Company’s products. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of December 31, 2023. The Company does not anticipate recognizing any significant losses relating to these arrangements. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements may be unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

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

Series A-1 Convertible Preferred Stock and Series A-2 Convertible Preferred Stock

In connection with the November 24, 2020 Stock Purchase Agreement, the Company agreed to issue an aggregate of 3,939,069 shares of Series A-2 convertible preferred stock to new and existing investors at a price of $11.42 per share, in three closings, and elected to convert 1,348,693 shares of outstanding Class A and Class B common stock into 1,372,970 shares of Series A-1 convertible preferred stock. A total of 1,033,117 shares of Class A common stock held by certain founding investors and employees were not modified and continued to exist as Class A common stock. The Series A-1 and Series A-2 convertible preferred stock was converted to common stock immediately prior to the consummation of the IPO in May 2022 (see Note 1).

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

Common Stock

Under the Third Amended and Restated Certificate of Incorporation, dated May 10, 2022, the Company has the authority to issue a total of 500,000,000 shares of common stock (par value of $0.0001 per share) and 10,000,000 shares of undesignated preferred stock (par value of $0.0001 per share). In connection with the IPO, the Company re-designated all shares of Class A common stock as shares of common stock. Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No cash dividends have been declared by the board of directors during the year ended December 31, 2023 and December 31, 2022.

The Company has reserved the following shares of common stock for issuance, as follows:

	December 31,
	2023	2022
Stock options issued and outstanding	4,233,203	3,341,834
Authorized for future stock awards or option grants	1,091,187	901,462
Authorized for future issuance under employee stock purchase plan	216,306	226,000
Total	5,540,696	4,469,296

Shares of Common Stock Subject to Repurchase

In November 2020, in connection with the Series A-2 convertible preferred stock financing, two founding stockholders entered into Stock Restriction Agreements, or Restriction Agreements, whereby 139,057 shares that were previously vested and not subject to repurchase became restricted and subject to repurchase. The repurchase rights lapsed as to 50% on the one-year anniversary of the Restriction Agreements and 50% on the second anniversary of the Restriction Agreements. Shares subject to repurchase by the Company are not deemed, for accounting purposes, to be outstanding until those shares vest and therefore are not included in the shares outstanding on the consolidated balance sheet.

In connection with the vesting restrictions placed on these previously vested shares, the Company was required to determine the measurement date fair value of the shares, which was $2.37 per share or $0.3 million in aggregate. The measurement date fair value of the restricted stock was recognized as stock-based compensation expense over the vesting period. As of December 31, 2023 and 2022, zero shares were subject to repurchase by the Company.

10. Stock-Based Compensation

The Company maintains three equity compensation plans; the 2020 Stock Plan, or the 2020 Plan, the 2022 Stock Option Incentive Plan, or the 2022 Plan, and the 2022 Employee Stock Purchase Plan, or the ESPP. As of the Company's IPO in May 2022, the Company's board of directors determined that no further awards would be made from the 2020 plan. The number of shares of common stock that may be issued under the 2022 Plan is subject to increase by the number of shares under any outstanding stock options forfeited and not exercised under the 2020 Plan. Additionally, the number of shares reserved for issuance under the 2022 Plan automatically increases on the first day of each fiscal year in an amount equal to the lower of (1) 5% of the shares of common stock outstanding on such date and (2) an amount determined by the Company’s board of directors. The 2022 Plan allows the board of directors to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, cash-based awards, and dividend equivalent rights to the Company’s officers, employees, directors and other key persons. As of December 31, 2023, 1,091,187 shares remained available for grant under the 2022 Plan and 216,306 shares remained available for grant under the ESPP.

Stock Option Valuation

In determining the fair value of the stock options granted, the Company uses the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment.

Expected Term—The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding. For stock options with service-based vesting periods, the expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options.

Expected Volatility—The Company has historically been a private company and lacks significant company-specific historical and implied volatility information. The expected volatility is estimated based the average historical volatilities for comparable publicly traded biotechnology companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle and area of specialty. The Company will continue to apply this process until enough historical information regarding the volatility of its own stock price becomes available.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

Expected Dividend Yield—The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.

The fair value of stock options was estimated using the following weighted average assumptions:

	Year Ended December 31,
	2023	2022
Risk-free interest rate %	4.19%	2.95%
Expected volatility %	65.13%	71.68%
Expected term (in years)	6.05	6.08
Expected dividend yield	—	—

Stock Option Activity

Stock option activity under the 2020 Plan and 2022 Plan, are as follows:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding as of December 31, 2022	3,341,834	$9.52	8.7	$12,877
Granted	1,421,936	13.70	—	—
Exercised	(100,351)	2.12	—	—
Canceled/Forfeited	(430,216)	12.13	—	—
Outstanding as of December 31, 2023	4,233,203	$10.83	8.4	$2,147
Vested and exercisable as of December 31, 2023	1,477,013	$8.87	7.9	$1,427
Vested and expected to vest as of December 31, 2023	4,233,203	$10.83	8.4	$2,147

The aggregate intrinsic value of stock options is calculated as the difference between the exercise prices of the stock options and the fair value of the Company's common stock for those stock options that had exercises prices lower than the fair value of the Company's common stock. The total intrinsic value of the stock options exercised during the years ended December 31, 2023 and 2022 was $1.4 million and $0.9 million, respectively. The intrinsic value is the difference between the estimated fair value of the Company’s common stock at the time of exercise and the exercise price of the stock option. During the years ended December 31, 2023 and 2022, the total proceeds to the Company from stock option exercises was $0.2 million and $0.2 million, respectively.

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2023 and 2022 was $8.56 and $7.66 per share, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense recognized for stock option grants included in the accompanying consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Research and development	$2,966	$1,695
General and administrative	4,082	3,068
Total stock-based compensation expense	$7,048	$4,763

The Company had 4,233,203 vested and unvested stock options outstanding as of December 31, 2023. As of December 31, 2023, total unrecognized compensation expense related to stock options was $20.2 million. This amount is expected to be recognized over a weighted average period of approximately 2.49 years.

11. Income Taxes

The Company’s loss before income taxes for the years ended December 31, 2023 and 2022 were generated in the following jurisdictions (in thousands):

	Year Ended December 31,
	2023	2022
Domestic	$(78,195)	$(96,781)
Foreign	(358)	31,383
Worldwide	$(78,553)	$(65,398)

The foreign income for the year-ended December 31, 2022 was due to the transfer of intellectual property, or IP, from PepGen Limited to the parent company, PepGen Inc., in an arm’s length transaction at fair value pursuant to an asset transfer agreement.

The components of net deferred income taxes consisted of the following as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$8,038	$474
Research and development credits	4,547	1,287
Accrued expenses	577	523
Capitalized Section 174 R&D Costs	29,470	11,818
Stock compensation	2,510	1,081
Right-of-use liability	5,485	5,760
Intangible asset amortization	7,425	6,879
Other, net	21	—
Deferred tax assets	58,073	27,822
Deferred tax liabilities
Right-of-use-Asset	(6,444)	(6,233)
Fixed Assets	(1,474)	(45)
Other, net	—	(2)
Deferred tax liabilities	(7,918)	(6,280)
Net deferred tax assets	50,155	21,542
Valuation allowance	(50,155)	(21,542)
Net deferred tax assets	$—	$—

The components of income tax expense were as follows for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Current expense:
U.S. Federal	$—	$—
State	73	23
Foreign	—	3,683
Total current expense	73	3,706
Deferred expense:
U.S. Federal	—	—
State	—	—
Foreign	—	—
Total deferred expense	—	—
Provision for income taxes	$73	$3,706

A reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to the loss from operations is summarized for the years ended December 31, 2023 and 2022, as follows:

	Year Ended December 31,
	2023	2022
Tax at statutory rate	21.0%	21.0%
State tax (net of federal benefit)	(0.7)%	(0.0)%
Permanent differences	(0.4)%	(0.1)%
Research and development credit	3.2%	1.6%
GILTI Inclusion	0.0%	(8.9)%
U.K. R&D credit	0.0%	0.0%
Foreign rate differential	0.0%	(1.0)%
Change in valuation allowance	(23.9)%	(23.4)%
Other	0.0%	5.0%
Income tax expense (benefit)	(0.8)%	(5.8)%

The Company’s income tax expense was $0.1 million for the year ended December 31, 2023 and $3.7 million for the year ended December 31, 2022. The income tax expense for the year ended December 31, 2023 was state taxes on interest income generated from the Company's cash equivalents and marketable securities. The income tax expense for the year ended December 31, 2022 was due to the IP transfer noted in the paragraph below.

On January 1, 2022, or the Transfer Date, the Company’s wholly owned subsidiary, PepGen Limited, transferred all IP assets to the parent company, PepGen Inc., in an arm’s length transaction at fair value pursuant to an asset transfer agreement. The fair value of the IP assets was a non-recurring fair value measurement. The Company engaged valuation specialists to calculate the IP value, and the IP value was measured using the historical cost method. The historical cost method estimated the fair value of the IP assets using the historical cost base of the IP assets and the expected market return as of the Transfer Date. The significant assumption inherent in estimating the fair value using the historical cost method was the expected market return. The Company utilized a 40% expected market return, which a third-party investor may expect as a return on their investment, and which is based on studies of venture capital investment returns. The Company calculated the fair value of the IP assets by computing the present value of the historical cost base using the 40% expected market return. The expected market return assumption used in the estimation of the IP assets represents a Level 3 input of the fair value hierarchy (see Note 3).

The Company has federal net operating losses, or NOLs of $23.4 million and federal research and development, or R&D, credits of approximately $4.9 million as of December 31, 2023, before consideration of limitations under Section 382 of the Internal Revenue Code, or Section 382, as further described below. The R&D credits will expire beginning in 2041. The Company has state NOLs of $36.6 million and state R&D credits of $1.3 million which begin expiring in 2042.

The future utilization of the Company’s state NOLs and federal and state R&D credits to offset future taxable income may be subject to a substantial annual limitation as a result of changes in ownership by stockholders that hold 5% or more of the Company’s common stock. An assessment of such ownership changes under Section 382 was not completed through December 31, 2023. To the extent that an assessment is completed in the future, the Company’s ability to utilize tax attributes could be restricted on a year-by-year basis and certain attributes could expire before they are utilized. The Company will examine the impact of any potential ownership changes in the future.

The Company is subject to taxation in the U.S. and the U.K. The Company’s federal and state returns since inception are subject to examination due to the carryover of NOLs. The Company has not been, nor is it currently, under examination by any tax authorities. The U.K. tax returns from 2018 and forward are subject to examination by the U.K. tax authorities.

The following table summarizes the reconciliation of the beginning and ending amount of total unrecognized tax benefits for each of the periods indicated:

	December 31,
	2023	2022
Balance at beginning of the period	$673	$—
Increase related to current year tax positions	—	751
Increase related to prior year tax positions	—	—
Decrease related to prior year tax positions	—	—
Currency translation	40	(78)
Balance at the end of the period	$713	$673

The Company does not expect the amount of unrecognized tax benefits to change significantly in the next twelve months. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. It had no accrual for interest or penalties on its consolidated balance sheets at December 31, 2023 or 2022. No interest and/or penalties were recognized in 2023 or 2022.

12. Subsequent Events

On February 5, 2024, the Company sold shares under the Sales Agreement, resulting in net proceeds of $9.9 million. On February 9, 2024, the Company sold shares in the Follow-on Offering, resulting in net proceeds of $76.9 million after deducting underwriters' fees of $3.2 million. Net proceeds from sales under the Sales Agreement and Follow-on Offering, after deducting underwriters' fees and before deducting costs of the offerings, were $86.8 million.