Form 10-K/A
period 2023-12-31
PepGen Inc.
filed 2024-03-29
CIK 1835597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

On March 6, 2024, PepGen Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Form 10-K”). The sole purpose of this Amendment No. 1 (this “Amendment”) is to include internal controls language that was inadvertently omitted from KPMG LLP’s Report of Independent Registered Public Accounting Firm included in the Form 10-K. The revised Report of Independent Registered Public Accounting Firm is included below and the updated Consent of KPMG LLP is filed as Exhibit 23.1 hereto. Except as described above, all other information in the Form 10-K remains unchanged.

This Amendment speaks as of the filing date of the Form 10-K and does not reflect events occurring after the filing of the Form 10-K.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. As this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 4 and 5 of the certifications have been omitted.

In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

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
(3)
Exhibits:

Exhibit Number	Description
3.1**	Third Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on June 16, 2022 (File No. 001-41374)).
3.2**

Certificate of Correction to Third Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed on November 10, 2022 (File No. 001-41374)).

3.3**	Amended and Restated By-laws (Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed on June 16, 2022 (File No. 001-41374)).
4.1**

Amended and Restated Investors' Rights Agreement, dated July 30, 2021, among the Company and certain of its stockholders (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, as amended (File No. 333-264335)).

4.2**	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, as amended (File No. 333-264335)).
4.3**	Description of Securities (Incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K filed on March 23, 2023 (File No. 001-41374)).
10.1**	2020 Stock Plan, as amended, and forms of award agreements thereunder (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, as amended (File No. 333-264335)).
10.2**

2022 Stock Option and Incentive Plan, and forms of award agreements thereunder (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, as amended (File No. 333-264335)).

10.3**	2022 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, as amended (File No. 333-264335)).
10.4**	Senior Executive Cash Incentive Bonus Plan (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, as amended (File No. 333-264335)).
10.5**	Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 8, 2023 (File No. 001-41374)).
10.6**

Form of Indemnification Agreement between the Company and each of its directors and executive officers (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, as amended (File No. 333-264335)).

10.7**

Employment Agreement, dated March 21, 2023, between James McArthur and the Company (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed on March 23, 2023 (File No. 001-41374)).

10.8**

Employment Agreement, dated March 21, 2023, between Noel Donnelly and the Company (Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K filed on March 23, 2023 (File No. 001-41374)).

10.9**

Employment Agreement, dated March 21, 2023, between Jaya Goyal and the Company (Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed on March 23, 2023 (File No. 001-41374)).

10.10**

Employment Agreement, dated March 21, 2023, between Michelle Mellion and the Company (Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K filed on March 23, 2023 (File No. 001-41374)).

10.11**

Employment Agreement, dated March 21, 2023, between Niels Svenstrup and the Company (Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K on March 23, 2023 (File No. 001-41374)).

10.12†**

License of Technology, dated November 23, 2020, among Oxford University Limited, Medical Research Counsel as part of the United Kingdom Research and Innovation and PepGen Limited (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, as amended (File No. 333-264335)).

10.13**

Lease, dated December 1, 2021, between B9 LS Harrison & Washington LLC and the Company (Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, as amended (File No. 333-264335)).

10.14**

First Lease Amendment, dated January 14, 2022, between B9 LS Harrison & Washington LLC and the Company (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 11, 2023 (File No. 001-41374)).

10.15**

Lease Amendment, dated March 29, 2023, between B9 LS Harrison & Washington LLC and the Company (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 11, 2023 (File No. 001-41374)).

10.16**

Amendment No. 1 to the License of Technology Agreement, dated February 12, 2021, by and among Oxford University Innovation Limited, Medical Research Counsel as part of the United Kingdom Research and Innovation and PepGen Limited (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 8, 2023 (File No. 001-41374)).

10.17**

Agreement for Contract Novation, dated January 1, 2022, by and among Oxford University Innovation Limited, United Kingdom Research and Innovation, PepGen Limited and PepGen Inc. (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on August 8, 2023 (File No. 001-41374)).

10.18**

At-the-Market Equity Offering Sales Agreement, dated August 8, 2023, between Stifel, Nicolaus & Company, Incorporated and the Company (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on August 8, 2023 (File No. 001-41374)).

10.19**

Employment Agreement, dated December 6, 2023, between Mary Beth DeLena and the Company (Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K filed on March 6, 2024 (File No. 001-41374)).

21.1**	Subsidiaries of Registrant (Incorporated by reference to Exhibit 21.1 to the Company's Registration Statement on Form S-1, as amended (File No. 333-264335)).
23.1*	Consent of KPMG, LLP, independent registered public accounting firm.
31.1**

Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Incorporated by reference to Exhibit 31.1 to the Company’s Annual Report on Form 10-K filed on March 6, 2024 (File No. 001-41374)).

31.2**

Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Incorporated by reference to Exhibit 31.2 to the Company’s Annual Report on Form 10-K filed on March 6, 2024 (File No. 001-41374)).

31.3*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**

Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K filed on March 6, 2024 (File No. 001-41374) (furnished therewith)).

32.2**

Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Incorporated by reference to Exhibit 32.2 to the Company’s Annual Report on Form 10-K filed on March 6, 2024 (File No. 001-41374) (furnished therewith)).

32.3***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97**	Compensation Recovery Policy (Incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K filed on March 6, 2024 (File No. 001-41374)).
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)

* Filed herewith.

** Previously filed.

*** Furnished herewith

† Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the SEC.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2024.

PEPGEN INC.

By:	/s/ Noel Donnelly
Name:	Noel Donnelly
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
PepGen Inc.:

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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