Form 10-Q
period 2024-03-31
PepGen Inc.
filed 2024-05-14
CIK 1835597

4

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 1, 2024, the registrant had 32,417,181 of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or 10-Q, contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management and which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this 10-Q include, but are not limited to, statements about:

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
•
our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately, and our ability to identify and contract with alternative third-party suppliers and manufacturers in a timely manner and on reasonable terms, if needed;
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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions, and are subject to change due to known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk Factors” and elsewhere in this 10-Q. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. You should read this 10-Q and the documents that we reference in this 10-Q and have filed with the U.S. Securities and Exchange Commission, or the SEC, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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

TRADEMARKS

This 10-Q contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

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
•
We rely, and expect to continue to rely, on third parties to conduct some or all aspects of our product manufacturing, research, preclinical and clinical testing, and these third parties may not perform satisfactorily. If we have to replace one or more of these third parties, we may be unable to enter into new agreements in a timely manner or on reasonable terms, if at all.
•
We face significant competition, and if our competitors develop technologies or product candidates more rapidly than we do or their technologies or product candidates are more effective or have more favorable safety or tolerability profiles, our business and our ability to develop and successfully commercialize products may be adversely affected.
•
If we are unable to obtain and maintain patent protection for our Enhanced Delivery Oligonucleotide, or EDO, platform, therapeutic development candidates or programs and/or other proprietary technologies we develop, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our therapeutic product candidates or programs and other proprietary technologies we may develop may be adversely affected.
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

The summary risk factors described above should be read together with the text of the full risk factors below in the section titled “Risk Factors” in Part II, Item 1.A. and the other information set forth in this 10-Q, as well as in other documents that we file with the SEC. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PEPGEN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	March 31, 2024 (unaudited)	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$133,854	$80,774
Marketable securities	41,369	29,633
Prepaid expenses and other current assets	2,396	2,271
Total current assets	$177,619	$112,678
Property and equipment, net	$4,440	$4,764
Operating lease right-of-use asset	23,083	23,620
Other assets	1,858	1,990
Total assets	$207,000	$143,052
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,480	$1,005
Accrued expenses	6,752	13,522
Operating lease liability	3,026	3,004
Total current liabilities	$11,258	$17,531
Operating lease liability, net of current portion	16,743	17,100
Total liabilities	$28,001	$34,631
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock	$—	$—
Common stock	3	2
Additional paid-in capital	378,535	289,867
Accumulated other comprehensive (loss) income	(37)	34
Accumulated deficit	(199,502)	(181,482)
Total stockholders’ equity	$178,999	$108,421
Total liabilities and stockholders’ equity	$207,000	$143,052

See accompanying notes to unaudited condensed consolidated financial statements.

PEPGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$14,732	$14,360
General and administrative	5,066	3,671
Total operating expenses	$19,798	$18,031
Operating loss	$(19,798)	$(18,031)
Other income (expense)
Interest income	1,735	1,792
Other income (expense), net	43	(80)
Total other income, net	1,778	1,712
Net loss before income tax	$(18,020)	$(16,319)
Income tax expense	—	—
Net loss	$(18,020)	$(16,319)
Net loss per share, basic and diluted	$(0.63)	$(0.69)
Weighted-average common stock outstanding, basic and diluted	28,656,401	23,761,915

See accompanying notes to unaudited condensed consolidated financial statements.

PEPGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Net loss	$(18,020)	$(16,319)
Cumulative translation adjustment arising during the period	(51)	53
Unrealized loss on marketable securities	(20)	—
Comprehensive loss	$(18,091)	$(16,266)

See accompanying notes to unaudited condensed consolidated financial statements.

PEPGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive (Loss)	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2023	23,823,241	$2	$289,867	$34	$(181,482)	$108,421
Issuance of stock in public offering, net of underwriters' fees and issuance costs of $3,730	7,530,000	1	76,351	—	—	76,352
Issuance of common stock from At-the-Market Sales Agreement, net of underwriters' fees of $100	1,000,000	—	9,900	—	—	9,900
Exercise of stock options	36,194	—	395	—	—	395
Stock-based compensation expense	—	—	2,022	—	—	2,022
Unrealized loss on marketable securities	—	—	—	(20)	—	(20)
Cumulative translation adjustment arising during the period	—	—	—	(51)	—	(51)
Net loss	—	—	—	—	(18,020)	(18,020)
Balance as of March 31, 2024	32,389,435	$3	$378,535	$(37)	$(199,502)	$178,999

Balance as of December 31, 2022	23,713,196	$2	$282,566	$(81)	$(102,856)	$179,631
Exercise of stock options	68,709	—	130	—	—	130
Stock-based compensation expense	—	—	1,348	—	—	1,348
Cumulative translation adjustment arising during the period	—	—	—	53	—	53
Net loss	—	—	—	—	(16,319)	(16,319)
Balance as of March 31, 2023	23,781,905	$2	$284,044	$(28)	$(119,175)	$164,843

See accompanying notes to unaudited condensed consolidated financial statements.

PEPGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(18,020)	$(16,319)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	376	150
Stock-based compensation expense	2,022	1,348
Amortization and interest accretion related to operating lease	(135)	37
Amortization of premium and discounts on marketable securities, net	(516)	—
Other non-cash adjustments	20	—
Changes in operating assets and liabilities:
Prepaids and other current and non-current assets	62	1,267
Accounts payable	88	(120)
Accrued expenses and other non-current liabilities	(6,765)	166
Operating lease liabilities, current and non-current	336	(1,951)
Net cash used in operating activities	$(22,532)	$(15,422)
Cash flows from investing activities:
Purchases of property and equipment	$(53)	$(1,181)
Purchases of marketable securities	(29,239)	—
Maturities of marketable securities	18,000	—
Net cash used in investing activities	$(11,292)	$(1,181)
Cash flows from financing activities:
Issuance of common stock in public offering, net of underwriters' fees	$76,878	$—
Payment of offering costs	(206)	—
Issuance of common stock from At-the-Market Sales Agreement, net of underwriters' fees	9,900	—
Proceeds from employee equity plans	395	130
Net cash provided by financing activities	$86,967	$130
Effect of exchange rate changes on cash	(63)	124
Net increase (decrease) in cash, cash equivalents and restricted cash	$53,080	$(16,349)
Cash, cash equivalents and restricted cash at beginning of period	82,322	183,225
Cash, cash equivalents and restricted cash at end of period	$135,402	$166,876
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$133,854	$165,403
Restricted cash	1,548	1,473
Total cash, cash equivalents and restricted cash at end of period	$135,402	$166,876
Supplemental noncash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$19	$974
Deferred offering costs in accounts payable and accrued expenses	$188	$—

See accompanying notes to unaudited condensed consolidated financial statements.

PEPGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Nature of Business and Basis of Presentation

PepGen Inc., hereinafter referred to as PepGen or the Company, is a clinical-stage biotechnology company advancing the next generation of oligonucleotide therapeutics with the goal of transforming the treatment of severe neuromuscular and neurologic diseases. The Company's principal offices are located in Boston, Massachusetts.

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

Liquidity and Capital Resources

Since inception, the Company has not generated any revenue from product sales or other sources and has incurred significant operating losses and negative cash flows from operations. The Company’s primary uses of cash and cash equivalents to date have been to fund research and development activities, business planning, establishing and maintaining the Company’s intellectual property portfolio, hiring personnel, leasing premises and associated capital expenditures, raising capital, and providing general and administrative support for these operations. As of March 31, 2024, the Company had an accumulated deficit of $199.5 million. To date, the Company has funded operations primarily through private placements of convertible preferred stock, the sale of shares of common stock in its initial public offering, or IPO, the sale of shares of common stock under its At-the-Market Equity Offering Sales Agreement, or Sales Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, and through the sale of shares of common stock in a follow-on offering, referred to as the Follow-on Offering. As of March 31, 2024, the Company had cash, cash equivalents, and marketable securities of $175.2 million. The Company believes that its cash, cash equivalents, and marketable securities as of March 31, 2024, will be sufficient to fund its currently planned operations for at least the next 12 months from the filing of these condensed consolidated financial statements.

The Company filed a shelf registration statement on Form S-3 with the United States Securities and Exchange Commission, or SEC, which covers the offering, issuance and sale of an amount up to $300.0 million in the aggregate of shares of common stock, preferred stock, debt securities, warrants, and/or units or any combination thereof, which was declared effective on June 16, 2023. On August 8, 2023, the Company filed a prospectus supplement and entered into the Sales Agreement with Stifel, as sales agent, which provides for the issuance and sale by the Company of up to $100.0 million of shares of common stock from time to time in “at-the-market” offerings. The sales agent is entitled to receive a commission of up to 3.0% of gross proceeds from sales under the Sales Agreement. On February 5, 2024, the Company sold 1,000,000 shares of common stock at a price of $10.00 per share under the Sales Agreement, resulting in net proceeds of $9.9 million. On February 9, 2024, the Company sold 7,530,000 shares of common stock in the Follow-on Offering, pursuant to an underwriting agreement with Leerink Partners LLC dated as of February 6, 2024, at a price of $10.635 per share resulting in net proceeds of $76.4 million after deducting underwriting fees and offering costs of $3.7 million. Net proceeds from sales under the Sales Agreement and Follow-on Offering, after deducting underwriters' fees and costs, were $86.3 million.

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

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with generally accepted accounting principles in the United States of America, or GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification and Accounting Standards Update of the Financial Accounting Standards Board. The condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of March 31, 2024, and results of operations for the interim periods ended March 31, 2024 and March 31, 2023.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the years ended December 31, 2023 and 2022, and the notes thereto, included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 6, 2024, or Form 10-K, as amended by the Form 10-K/A filed on March 29, 2024.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2023 included in the Form 10-K. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and money market accounts. As of March 31, 2024, the Company’s cash and money market accounts were held by three financial institutions in the United States, or U.S., and one financial institution in the United Kingdom, or U.K. At times, the Company’s deposits held in the U.S. and U.K. may exceed the respective insured limits of the Federal Depository Insurance Corporation and Financial Services Compensation Scheme.

Deferred Offering Costs

The Company capitalizes within other long-term assets certain legal, accounting, and other third-party fees that are directly related to the Company’s in-process equity financings, until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds received as a result of the offering. Should a planned equity financing be abandoned, terminated, or significantly delayed, the deferred offering costs are immediately written off to operating expenses. As of March 31, 2024, deferred offering costs of $0.3 million were recorded within other assets on the condensed consolidated balance sheets related to the Company’s Registration Statement on Form S-3 filed with the SEC on June 2, 2023 and Prospectus Supplement filed on August 8, 2023.

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

Restricted Cash

The Company classifies all cash whose use is limited by contractual provisions as restricted cash. Restricted cash arises from the requirement for the Company to maintain cash of $1.5 million as collateral under a lease agreement. As of March 31, 2024 and December 31, 2023, the Company had $1.5 million of restricted cash classified in other assets on the condensed consolidated balance sheets.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets that have been measured at fair value as of March 31, 2024 and December 31, 2023, and indicate the fair value of the hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following tables set forth marketable securities as of March 31, 2024 and December 31, 2023 (in thousands):

	As of March 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
U.S. Treasury notes	41,389	—	(20)	41,369
Total	$41,389	$—	$(20)	$41,369

	As of December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
U.S. Treasury notes	29,622	11	—	29,633
Total	$29,622	$11	$—	$29,633

The following tables set forth the fair value of the Company’s financial assets measured at fair value on a recurring basis and indicate the level within the fair value hierarchy utilized to determine such values (in thousands):

	As of March 31, 2024
	Total	Level 1	Level 2	Level 3
Cash Equivalents:
U.S. Treasury-backed money market funds	$118,978	$118,978	$—	$—
U.S. Treasury notes	5,987	5,987	—	—
Marketable Securities
U.S. Treasury notes	41,369	41,369	—	—
Total	$166,334	$166,334	$—	$—

	As of December 31, 2023
	Total	Level 1	Level 2	Level 3
Cash Equivalents:
U.S. Treasury-backed money market funds	$64,397	$64,397	$—	$—
U.S. Treasury notes	11,980	11,980	—	—
Marketable Securities:
U.S. Treasury notes	29,633	29,633	—	—
Total	$106,010	$106,010	$—	$—

Money market funds are highly liquid investments that are valued based on quoted market prices in active markets, which represent a Level 1 measurement within the fair value hierarchy. These money market funds are classified on the balance sheet under cash and cash equivalents.

4. Property and Equipment, Net

The cost and accumulated depreciation of property and equipment were as follows (in thousands):

	March 31, 2024	December 31, 2023
Lab equipment	$4,874	$4,821
Computer and office equipment	1,506	1,446
Construction in process	1	69
Total property and equipment	6,381	6,336
Less: accumulated depreciation	(1,941)	(1,572)
Total property and equipment, net	$4,440	$4,764

Depreciation expense was $0.4 million and $0.2 million for the three months ended March 31, 2024 and March 31, 2023, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Research and development expenses	$4,049	$9,521
Employee-related expenses	1,114	2,368
Professional Services	637	715
Other	952	918
Total accrued expenses	$6,752	$13,522

6. Related Party Transactions

Technology License Agreement with Oxford University Innovation Limited

In March 2018, the Company, Oxford University Innovation Limited, or OUI, and the Medical Research Council of United Kingdom Research and Innovation, or MRC, or collectively, the Licensors, entered into a license of technology agreement, which was subsequently amended in December 2018, further amended and restated in November 2020, and further amended in February 2022, or the License Agreement. The Licensors and affiliates held shares of Series A-1 and Series A-2 preferred stock, Series B preferred stock and Class A common stock. The License Agreement provides the Company with an exclusive world-wide license to licensed data and technology owned by OUI and MRC in respect of cell-penetrating peptides for the treatment of Duchenne muscular dystrophy, spinal muscular atrophy, and other conditions. The License Agreement provides the Company with the rights to grant and authorize sublicenses to make, use, sell, and import products and otherwise exploit the patent rights.

As consideration for the license, the Company made an initial upfront payment in 2018, as well as a Restatement Completion Fee and a License Data Fee in 2020 totaling $0.1 million.

The Company could be required to make milestone payments to the Licensors upon achievement of certain patent and commercial milestones related to the patents and commercialization of certain of the Company’s product candidates. The aggregate potential milestone payments are $0.1 million. The Company also agreed to pay the Licensors low single digit royalties on net sales of any licensed products that are commercialized by the Company in excess of a threshold amount between £20 million and £30 million ($25.2 million and $37.9 million as of March 31, 2024), subject to certain adjustments. The term of the License Agreement continues until the later of (i) the date on which all the patents and patent applications covered thereunder have been abandoned or allowed to lapse or expired or been rejected or revoked or (ii) 20 years from the date of the original license agreement.

Upon completion of the IPO, the Company became obligated to pay OUI an exit fee between 0.5% to 2% of the value determined in an acquisition or initial public offering, not to exceed £5 million ($6.2 million as of the IPO date). The exit fee due to OUI, based on the proceeds of the IPO, was $1.4 million, which was paid during the second quarter of 2022 and included in research and development expense on the condensed consolidated statement of operations. One member of the Company’s board of directors is also employed by Oxford Science Enterprises, or OSE, which is an affiliate by OUI.

OSE is related to OUI and as of March 31, 2024 owned 14.7% of the Company’s outstanding common stock. One member of the Company’s board of directors, Dr. Christopher Ashton, is affiliated with OSE. Pursuant to the terms of Dr. Ashton's employment agreement with OSE, he is obligated to transfer any cash compensation from the Company to OSE. Fees paid in cash for Dr. Ashton's service on the Company's board of directors were paid directly to OSE. The Company paid $11,875 during the three months ended March 31, 2024 and 2023 to OSE as compensation for Dr. Ashton's service on the board of directors.

RA Capital Management, L.P.

Entities affiliated with RA Capital Management, L.P., or RA Capital, purchased common stock in the Company’s IPO in May 2022 and the Company’s Follow-on Offering in February 2024. As of March 31, 2024, entities affiliated with RA Capital owned 33.0% of the Company’s outstanding common stock.

Two members of the Company’s board of directors, Dr. Joshua Resnick and Habib Dable, are affiliated with RA Capital. Pursuant to the governing legal documents of RA Capital, Dr. Resnick is obligated to transfer any cash compensation from the Company to RA Capital. Fees paid in cash for Dr. Resnick's service on the Company's board of directors were paid directly to RA Capital. The Company paid $10,750 during the three months ended March 31, 2024 and 2023 to RA Capital for Dr. Resnick’s service on the board of directors.

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

Other

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, the Company agrees to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third-party with respect to the Company’s products. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of March 31, 2024. The Company does not anticipate recognizing any significant losses relating to these arrangements. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements may be unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

8. Stockholders’ Equity

Under the Third Amended and Restated Certificate of Incorporation, dated May 10, 2022, as currently in effect, the Company has the authority to issue a total of 500,000,000 shares of common stock (par value of $0.0001 per share) and 10,000,000 shares of undesignated preferred stock (par value of $0.0001 per share). In connection with the IPO, the Company re-designated all shares of Class A common stock as shares of common stock. Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No cash dividends were declared by the board of directors during the three months ended March 31, 2024 and March 31, 2023.

The Company has reserved shares of common stock for issuance, on an as-converted basis, as follows:

	March 31, 2024	December 31, 2023
Stock options issued and outstanding	5,284,400	4,233,203
Unvested restricted stock and performance stock units	106,200	—
Authorized for future stock awards or option grants	1,088,748	1,091,187
Authorized for future issuance under employee stock purchase plan	454,538	216,306
Total	6,933,886	5,540,696

9. Stock-Based Compensation

The Company maintains three equity compensation plans; the 2020 Stock Plan, or the 2020 Plan, the 2022 Stock Option and Incentive Plan, or the 2022 Plan, and the 2022 Employee Stock Purchase Plan, or the ESPP. As of the Company's IPO in May 2022, the Company's board of directors determined that no further awards would be made under the 2020 Plan. The number of shares of common stock that may be issued under the 2022 Plan is subject to increase by the number of shares under any outstanding stock options forfeited and not exercised under the 2020 Plan. Additionally, the number of shares reserved for issuance under the 2022 Plan automatically increases on the first day of each fiscal year in an amount equal to the lower of (1) 5% of the shares of common stock outstanding on such date and (2) an amount determined by the Company’s board of directors. The 2022 Plan allows the board of directors to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, cash-based awards, and dividend equivalent rights to the Company’s officers, employees, directors and other key persons. As of March 31, 2024, 1,088,748 shares remained available for grant under the 2022 Plan and 454,538 shares remained available for issuance under the ESPP.

Stock Option Activity

Stock option activity under the 2020 Plan and the 2022 Plan, is as follows:

	Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2023	4,233,203	$10.83
Granted	1,316,400	15.69
Exercised	(36,204)	10.92
Canceled/Forfeited	(228,999)	13.06
Outstanding as of March 31, 2024	5,284,400	$11.94

The weighted-average grant date fair value of options granted during the three months ended March 31, 2024 was $11.25 per share. The Company had 5,284,400 unvested stock options outstanding as of March 31, 2024. As of March 31, 2024, total unrecognized compensation cost related to stock options was $32.6 million. This amount is expected to be recognized over a weighted average period of approximately 2.84 years.

Restricted Stock Units

A restricted stock unit, or RSU, represents the right to receive one share of common stock upon vesting of the RSU. In February 2024, the Company granted employees a one-time RSU award that vests fully on the one-year anniversary of the grant date, provided that the employee remains employed with the Company. Certain employees, including employees who are executive officers of the Company, received a one-time RSU award that vests upon the achievement of certain performance-based clinical development milestones, or PSUs. Such awards cannot vest in less than one year, regardless of when the performance milestone is achieved. The Company’s chief executive officer did not receive any RSU or PSU awards. A summary of the Company’s RSU and PSU activity and related information for the three months ended March 31, 2024 is as follows:

	Time-based RSUs	PSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2023	—	—	$—
Granted	77,645	28,555	10.64
Vested	—	—	—
Forfeited	—	—	—
Issued and unvested as of March 31, 2024	77,645	28,555	$10.64

The weighted average grant date fair value of the time-based RSUs and PSUs granted during the three months ended March 31, 2024 was $10.64. As of March 31, 2024, there was $0.7 million of unrecognized compensation costs related to unvested time-based RSUs, which are expected to be recognized over a weighted-average period of 0.9 years and $0.3 million of unrecognized compensation costs related to unvested PSUs, dependent upon achievement of aforementioned clinical development milestones.

Stock-Based Compensation Expense

Stock-based compensation expense associated with stock options, RSUs, PSUs, and the Company’s ESPP included in the accompanying condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$745	$600
General and administrative	1,277	748
Total stock-based compensation expense	$2,022	$1,348

10. Income Taxes

The Company recorded income tax expense of nil for the three months ended March 31, 2024 and 2023.

On January 1, 2022, or the Transfer Date, the Company’s wholly owned subsidiary, PepGen Limited, transferred all intellectual property, or IP, assets to the parent company, PepGen Inc., in an arm’s length transaction at fair value pursuant to an asset transfer agreement. The fair value of the IP assets is a non-recurring fair value measurement. The Company engaged valuation specialists to calculate the IP value, and the IP value was measured using the historical cost method. The historical cost method estimated the fair value of the IP assets using the historical cost base of the IP assets and the expected market return as of the Transfer Date. The significant assumption inherent in estimating the fair value using the historical cost method was the expected market return. The Company utilized a 40% expected market return, which a third-party investor may expect as a return on their investment, and which is based on studies of venture capital investment returns. The Company calculated the fair value of the IP assets by computing the present value of the historical cost base using the 40% expected market return. The assumptions used in the estimation of the IP assets represent level 3 inputs of the fair value hierarchy.

The transfer of the IP assets resulted in an estimated tax charge during 2022 to His Majesty’s Revenue & Customs, or HMRC, after considering net operating loss carryforwards, of $4.4 million, inclusive of the $0.7 million uncertain tax position. The Company paid amounts owed to HMRC in September 2023.

The Company recognizes the impact of an uncertain income tax position taken on its income tax returns at the amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will be recognized if it has less than a 50% likelihood of being sustained. The tax positions are analyzed at least quarterly, and adjustments are made as events occur that warrant adjustments for those positions. As of March 31, 2024, the Company maintains the liability for the uncertain tax position related to the IP transfer of $0.7 million, which is accounted for in accrued expenses on the condensed consolidated balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q, or 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this 10-Q, including information with respect to our plans, strategies, objectives, expectations and intentions for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this 10-Q, our actual results could differ materially from the results described in or implied by these forward-looking statements. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”

Overview

PepGen Inc., also referred to as “PepGen,” “we,” “our” or “us”, is a clinical-stage biotechnology company advancing the next-generation of oligonucleotide therapies with the goal of transforming the treatment of severe neuromuscular and neurological diseases. Our proprietary EDO platform is founded on over a decade of research and development and leverages cell-penetrating peptides, or CPPs, to improve the uptake and activity of conjugated oligonucleotide therapeutics. Using these EDO peptides, we are generating a pipeline of oligonucleotide therapeutic candidates that are designed to target the root cause of serious diseases.

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

We completed a first-in-human Phase 1 clinical trial in healthy volunteers, or HVs, with our lead product candidate, PGN-EDO51, in the third quarter of 2022. In the Phase 1 HV clinical trial, treatment with PGN-EDO51 resulted in the highest levels of exon skipping in humans following a single dose compared to publicly available data for a single dose of other DMD exon 51-skipping approaches that are approved or in clinical development.

Our clinical development program for PGN-EDO51 comprises two parallel Phase 2 studies of PGN-EDO51 in DMD patients whose mutations are amenable to an exon 51-skipping approach. The first study, CONNECT1-EDO51, or CONNECT1, is an ongoing open-label, multiple ascending dose, or MAD, Phase 2 study in boys and young men living with DMD being conducted in Canada. We initiated dosing patients in CONNECT1 in January 2024 and have fully enrolled the first cohort at the 5 mg/kg PGN-EDO51 dose level. We anticipate reporting preliminary data, including safety, exon skipping and dystrophin production, for this cohort in mid-2024.

In February 2024, we received clearance from the Medicines and Healthcare products Regulatory Agency, or MHRA, to initiate the second study, CONNECT2-EDO51, or CONNECT2, a Phase 2, multinational, randomized, double-blind, placebo-controlled MAD study, in the United Kingdom, or U.K. The CONNECT2 study will evaluate multiple dose cohorts and trial participants will be administered PGN-EDO51 once every four weeks for six months. We will assess safety, tolerability, exon skipping, dystrophin expression and functional outcomes in this study. The CONNECT2 study, together with data from the CONNECT1 study, is designed to support a potential accelerated approval pathway for PGN-EDO51, subject to regulatory authority feedback. In March 2024, we announced that the U.S. Food and Drug Administration, or FDA granted both orphan drug designation and rare pediatric disease designations for PGN-EDO51 for the treatment of DMD patients who are amenable to exon 51 skipping.

We are also developing PGN-EDODM1 for the treatment of DM1 and are utilizing what we believe to be a unique mechanism of action and a different delivery approach compared to other approaches in more advanced stages of clinical development. We have conducted extensive preclinical studies of our product candidate, and these preclinical data form the basis of our clinical development plan for PGN-EDODM1. In May 2023, we announced that we received a clinical hold notice from the FDA, regarding our investigational new drug, or IND, application to initiate our first-in-human Phase 1 FREEDOM-DM1, or FREEDOM, study. In September 2023, we announced that Health Canada had cleared our Clinical Trial Application, or CTA, for the FREEDOM study in Canada. In October 2023, we announced that the FDA lifted the clinical hold on the FREEDOM study, allowing this study to proceed in the U.S. In December 2023, we announced that the MHRA had cleared our CTA for the FREEDOM study in the U.K. and we began dosing patients in this study. FREEDOM is a multinational, randomized, double-blind, placebo-controlled, single ascending dose, or SAD, study designed to assess PGN-EDODM1’s safety and tolerability, splicing correction and functional outcome measures in DM1 patients. We expect to report preliminary data from this study in the second half of 2024. In February 2024, we announced that PGN-EDODM1 received Fast Track designation from the FDA for the treatment of DM1. The FDA has also previously granted orphan drug designation for PGN-EDODMI. We also expect to open the FREEDOM2-DM1 Phase 2 randomized, double blind, placebo-controlled MAD study in DM1 patients in the second half of 2024.

In addition to these lead candidates, we are developing EDO candidates for additional DMD sub-populations amenable to skipping of other exons, including exon 53, 45 and 44. We have previously reported robust exon 53-skipping levels following either a single dose or multiple doses in non-human primates, or NHPs, for our PGN-EDO53 program. We continue to advance PGN-EDO53 into CTA and/or IND-enabling preclinical studies.

Initial Public Offering, ATM Program, Follow-on Offering and Liquidity

In May 2022, we closed our initial public offering, or IPO, in which we sold an aggregate of 9,000,000 shares of common stock at a public offering price of $12.00 per share for gross proceeds of $108.0 million. In connection with the IPO, we granted the underwriters a 30-day option to purchase 1,350,000 additional shares of common stock, which they exercised in part to purchase 1,238,951 additional shares of common stock for gross proceeds of $14.9 million. We received approximately $122.9 million in gross proceeds and $110.2 million in net proceeds in the IPO, after deducting underwriters’ fees and offering expenses.

Immediately prior to consummation of the IPO, all 12,546,805 outstanding shares of our redeemable convertible preferred stock, and 35,529 preferred stock warrants that were exercised on May 4, 2022, converted into 12,359,856 shares of our common stock.

On February 5, 2024, we issued and sold 1,000,000 of common stock shares at a purchase price of $10.00 per share under our at-the-market offering program, or ATM program, pursuant to an At-the-Market Equity Offering Sales Agreement, or Sales Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, resulting in net proceeds of $9.9 million. On February 9, 2024, we issued and sold 7,530,000 shares of common stock at a purchase price of $10.635 per share, which was the closing sale price of our common stock on the Nasdaq Global Select Market on February 6, 2024 in an underwritten follow-on offering, or the Follow-on Offering. The Follow-on Offering resulted in net proceeds of $76.4 million after deducting underwriters' fees of $3.7 million. Net proceeds from the ATM program and Follow-on Offering, after deducting underwriters’ fees and costs of the offerings, were $86.3 million.

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

We have incurred operating losses in each year since our inception. Our net losses were $18.0 million and $16.3 million for the three months ended March 31, 2024 and March 31, 2023, respectively. As of March 31, 2024, we had cash, cash equivalents, and marketable securities of $175.2 million. As of March 31, 2024, we had an accumulated deficit of $199.5 million. We expect our expenses and operating losses will continue as we conduct our ongoing preclinical studies and current and planned clinical trials, continue our research and development activities, utilize third parties to manufacture our product candidates and related raw materials, hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with an exchange listing and SEC, requirements, director and officer insurance premiums, and investor relations costs. In addition, we have several development, regulatory and commercial milestone payment obligations under our licensing arrangements. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies and current and planned clinical trials and our expenditures on other research and development activities.

Based on our current operating plans, we believe that our existing cash, cash equivalents and marketable securities, will be sufficient to fund our operations into 2026. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which will not be for at least the next several years, if ever. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

After the Reorganization was completed, PepGen Limited began the process of transferring operations, including financial management functions, to PepGen Inc. pursuant to an intercompany services agreement, effective as of April 2021, and certain assets, including a novation of all intellectual property assets, pursuant to an asset transfer agreement, effective as of January 1, 2022. After the transfer of intellectual property and other assets from PepGen Limited to PepGen Inc., there were limited operations through the end of 2022 at PepGen Limited.

Components of Results of Operations

Operating Expenses

Research and Development

To date, our research and development expenses have primarily consisted of external and internal costs associated with our research and development activities, including our discovery and research efforts, the development of our proprietary EDO platform, and the preclinical and clinical development of our product candidates. Our research and development expenses include:

•
external expenses, including expenses incurred under arrangements with third parties, such as clinical research organizations, or CROs, contract development manufacturing organizations, or CDMOs, consultants and our scientific advisors;
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

The following table (in thousands) summarizes our research and development expenses for the three months ended March 31, 2024 and March 31, 2023. The direct external development program expenses reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Our internal resources, personnel and infrastructure are not directly tied to any one research or drug discovery program and are typically deployed across multiple programs. As such, we do not track internal expenses on a program-specific basis.

	Three Months Ended March 31,
	2024	2023
External expenses:
PGN-EDO51	$2,859	$3,177
PGN-EDODM1	4,093	3,496
PGN-EDO53	56	19
Other programs and unallocated expenses	375	1,785
Total external expense	7,383	8,477
Internal expenses:
Personnel-related (including stock-based compensation)	4,908	3,576
Facilities and related costs	1,533	1,533
Other	908	774
Total research and development expenses	$14,732	$14,360

We plan to increase our research and development expenses in the remainder of 2024 as we conduct our ongoing CONNECT1 and CONNECT2 Phase 2 clinical trials for PGN-EDO51, and our ongoing FREEDOM Phase 1 clinical trial and our planned FREEDOM2 Phase 2 clinical trial for PGN-EDODM1. Additionally, we continue to conduct our ongoing research and development activities, and advance our preclinical research programs toward clinical development, including conducting IND- and CTA-enabling studies for PGN-EDO53. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving marketing approval for any of our product candidates.

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

Income Taxes

We have not recorded a U.S. provision for federal or state income taxes as we have no revenue and have incurred losses since inception. We had no tax liability for the three months ended March 31, 2024 or March 31, 2023.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and March 31, 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and March 31, 2023 (in thousands):

	Three Months Ended March 31,		Period-to-
	2024	2023	Period Change
Operating expenses:
Research and development	$14,732	$14,360	$372
General and administrative	5,066	3,671	1,395
Total operating expenses	$19,798	$18,031	$1,767
Operating loss	$(19,798)	$(18,031)	$(1,767)
Other income (expense), net
Interest income	1,735	1,792	(57)
Other income (expense), net	43	(80)	123
Total other income (expense), net	1,778	1,712	$66
Net loss before income tax	$(18,020)	$(16,319)	$(1,701)
Income tax expense	—	—	—
Net loss	$(18,020)	$(16,319)	$(1,701)

Research and Development Expenses

Research and development expenses increased by $0.3 million from $14.4 million for the three months ended March 31, 2023, to $14.7 million for the three months ended March 31, 2024. This increase was attributable to spend related to the advancement of our clinical trials for our two lead programs, including a $2.1 million increase in clinical trial costs, a $1.3 million increase in personnel-related costs due to increased headcount, including an increase of $0.4 million in stock-based compensation expense, and a $0.4 million increase in facility and office related expenses related to rent expense on our lease agreement pursuant to which we lease office and laboratory space in Boston, Massachusetts, or the Harrison Lease, and depreciation on lab equipment. These increases were partially offset by a $2.8 million decrease in preclinical costs as our two lead programs are now in clinical trials, a $0.5 million decrease in manufacturing costs related to the timing of production, and a $0.3 million decrease in consultant costs from the prior year.

General and Administrative Expenses

General and administrative expenses increased by $1.4 million from $3.7 million for the three months ended March 31, 2023, to $5.1 million for the three months ended March 31, 2024. The increase was primarily driven by an increase of $1.0 million in personnel-related costs due to increased headcount, including $0.5 million in stock-based compensation expense, and an increase of $0.3 million in facility and office related expenses related to rent expense for our Harrison Lease and depreciation on office furniture.

Other Income (Expense), Net

Other income (expense), net was income of $1.7 million for the three months ended March 31, 2024 and $1.8 million for the three months ended March 31, 2023. Interest is earned through our cash deposits and U.S. Treasury-backed money market funds.

Income Tax Expense

Income tax expense was nil for the three months ended March 31, 2024 and March 31, 2023.

Liquidity and Capital Resources

Sources of Liquidity

From our inception in January 2018 through March 31, 2024, we have funded our operations primarily through the sale of our common stock and convertible preferred stock. We received aggregate gross proceeds of $163.9 million from these sales prior to our IPO. Additionally, in May 2022, we received gross proceeds from our IPO of $122.9 million.

We filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale of an amount up to $300.0 million in the aggregate of shares of our common stock, preferred stock, debt securities, warrants, and/or units or any combination thereof, which was declared effective on June 16, 2023.

On August 8, 2023, we filed a prospectus supplement and entered into the Sales Agreement with Stifel, as sales agent, which provides for the issuance and sale by us of up to $100.0 million of shares of common stock from time to time under the ATM program. On February 5, 2024, we issued and sold 1,000,000 shares of common stock at a purchase price of $10.00 per share under the ATM program, resulting in net proceeds of $9.9 million.

On February 9, 2024, we issued and sold 7,530,000 shares of common stock in the Follow-on Offering at a purchase price of $10.635 per share, resulting in net proceeds of $76.4 million after deducting underwriters’ fees and offering costs of $3.7 million.

Future Funding Requirements

As of March 31, 2024, we had cash, cash equivalents, and marketable securities of $175.2 million. Based on our current operating plans, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations into 2026. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for the three months ended March 31, 2024 and March 31, 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(22,532)	$(15,422)
Investing activities	(11,292)	(1,181)
Financing activities	86,967	130
Effect of exchange rate changes on cash	(63)	124
Net increase (decrease) in cash, cash equivalents and restricted cash	$53,080	$(16,349)

Operating Activities

For the three months ended March 31, 2024, net cash used in operating activities was $22.5 million resulting from our net loss of $18.0 million and changes in our operating assets and liabilities of $6.3 million partially offset by non-cash charges of $1.8 million. The net changes in our operating assets and liabilities were primarily due to a decrease in accrued expenses of $6.8 million, an increase in prepaids and other current assets of $0.1 million, an increase in accounts payable of $0.1 million, and a decrease in operating lease liabilities of $0.3 million. The $6.8 million decrease in accrued expenses was primarily due to lower research and development accruals as a result of manufacturing timing, and the payment of our annual employee incentive bonus. The non-cash charges included $2.0 million of stock-based compensation, $0.4 million of depreciation expense, $0.5 million of amortization of discounts on our marketable securities, and $0.1 million of amortization and interest accretion on our operating lease.

For the three months ended March 31, 2023, net cash used in operating activities was $15.4 million resulting from our net loss of $16.3 million partially offset by cash provided by changes in our operating assets and liabilities of $0.6 million and non-cash charges of $1.5 million. The net changes in our operating assets and liabilities were primarily due to an increase in prepaids and other assets of $1.3 million, and a decrease in operating lease liabilities of $2.0 million. The non-cash charges included $1.3 million of stock-based compensation, $0.2 million of depreciation expense, and an immaterial amount of amortization and interest accretion on the Harrison Lease.

Investing Activities

For the three months ended March 31, 2024, net cash used in investing activities was $11.3 million resulting from $29.2 million in purchases of marketable securities partially offset by $18.0 million in maturities and sales of marketable securities.

For the three months ended March 31, 2023, net cash used in investing activities was $1.2 million related to the purchase of property and equipment, primarily associated with building lab space at our new Boston headquarters.

Financing Activities

For the three months ended March 31, 2024, net cash provided by financing activities was $87.0 million resulting from $76.9 million in proceeds from the Follow-on Offering, $9.9 million in proceeds from sales under the Sales Agreement, and $0.4 million from proceeds from the purchase of shares under employee equity plans, partially offset by $0.2 million in the payment of deferred offering costs.

Net cash provided by financing activities was immaterial for the three months ended March 31, 2023.

Critical Accounting Polices and Estimates

There have been no material changes to our critical accounting policies and estimates from those described in our financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2023, as amended by the Form 10K/A filed on March 29, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of March 31, 2024, we had $175.2 million in cash, cash equivalents, and marketable securities, consisting of cash in a readily available checking account and U.S. treasury-backed money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term maturities of our investments, we believe a hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would not have had a material impact on our financial results.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and money market accounts. As of March 31, 2024, our cash and money market accounts were held by three financial institutions in the U.S. and one financial institution in the U.K. At times, our deposits held in the U.S. and U.K. may exceed the respective insured limits of the Federal Depository Insurance Corporation and Financial Services Compensation Scheme.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be a party to litigation or subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. As of March 31, 2024, we were not a party to any material legal proceedings.

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

Since inception, we have incurred significant operating losses. Our net losses were $18.0 million and $16.3 million for the three months ended March 31, 2024 and March 31, 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $199.5 million. To date, we have financed our operations primarily with the proceeds raised from the sale of our convertible preferred stock in private placements and common stock in our IPO and our equity offerings in early 2024, described below. We have devoted substantially all of our financial resources and efforts to research and development activities, business planning, establishing and maintaining our intellectual property portfolio, acquiring and developing product and technology rights, hiring personnel, leasing premises and associated capital expenditures, raising capital, and providing general and administrative support for these operations. We are still in the early stages of development of our programs and have only advanced two product candidates into clinical development. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

While we have completed our Phase 1 clinical trial for PGN-EDO51 and initiated Phase 2 clinical trials for PGN-EDO51 and our Phase 1 clinical trial for PGN-EDODM1, we expect that it will be many years, if ever, before we have a product candidate ready for commercialization. To become and remain profitable, we must succeed in developing, obtaining the necessary regulatory approvals for and eventually commercializing a product or products that generate significant revenue. The ability to achieve this success will require us to be effective in a range of challenging activities, including:

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

We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. We completed a Phase 1 clinical trial for our first product candidate, PGN-EDO51 and initiated Phase 2 clinical trials for PGN-EDO51 as well as a Phase 1 clinical trial for PGN-EDODM1. Because of the numerous risks and uncertainties associated with product development, we are unable to accurately estimate or know the nature, timing or costs of the efforts that will be necessary to complete the preclinical and clinical development and commercialization of our product candidates or when, or if, we will be able to generate revenues or achieve profitability.

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

As of March 31, 2024, we had cash, cash equivalents, and marketable securities of $175.2 million. Prior to our IPO in May 2022, we raised aggregate gross proceeds of $133.5 million from the private placement of convertible preferred stock. We raised aggregate gross proceeds of $122.9 million from our IPO.

On February 5, 2024, we sold shares of common stock under our ATM program, resulting in net proceeds of $9.9 million. On February 9, 2024, we sold shares of common stock in our Follow-on Offering, resulting in net proceeds of $76.4 million after deducting underwriters' fees of $3.7 million. Net proceeds from the ATM program and Follow-on Offering, after deducting underwriters' fees and costs of the offerings, were $86.3 million.

Based on our current operating plans, we believe that our existing cash, cash equivalents, marketable securities will be sufficient to fund our operations into 2026. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors, including factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect and could be forced to seek additional funding sooner than planned.

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

We are early in our development efforts and have invested our research efforts to date in developing our EDO platform. We have a portfolio of research programs and we have two product candidates in clinical trials — PGN-EDO51 for DMD and PGN-EDODM1 for DM1. We have completed a Phase 1 clinical trial for our first product candidate, PGN-EDO51 in HV's. We have initiated our Phase 2 CONNECT1 trial for PGN-EDO51 in Canada, and began dosing patients in January of 2024. We received clearance from the MHRA to initiate our multinational Phase 2 CONNECT2 trial for PGN-EDO51 in February 2024. We have initiated a Phase 1 clinical trial, designated FREEDOM, for our second product candidate, PGN-EDODM1, and began dosing patients in December 2023.

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
•
successful initiation, enrollment and completion of clinical trials, including under the FDA’s Good Clinical Practice, or GCP, Good Laboratory Practice, or GLP, and any additional regulatory requirements from foreign regulatory authorities;
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

We have advanced our first two product candidates, PGN-EDO51 and PGN-EDODM1, into the clinic, and have completed a Phase 1 trial of PGN-EDO51 in HVs. However, the positive results we have observed in our preclinical studies and in the completed Phase 1 trial may not be repeated in future clinical trials, including in patients with DMD amenable to an exon-51 skipping approach, and regulatory authorities may disagree with the interpretation of data from our trials.

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

Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support clearance of our INDs, CTAs and other similar regulatory filings. We cannot be certain if the outcome of our preclinical studies and clinical trials will ultimately support further development of our product candidates or future programs, or future regulatory approval and commercialization. Although we have completed a Phase 1 study of our lead product candidate, PGN-EDO51, and initiated a Phase 1 clinical trial of our second candidate, PGN-EDODM1, we cannot be certain of the completion or outcome of our preclinical testing and studies for our other product candidates and cannot predict whether the FDA, European Medicines Agency, or EMA, or comparable foreign regulatory authorities will accept our proposed clinical programs or whether the outcome of our preclinical testing and studies will ultimately support the further development of our other product candidates, including PGN-EDO53. Conducting preclinical testing is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity and novelty of the program, and often can be several years or more per program. In addition, the progress and timing of our preclinical studies, including pharmacology and toxicology studies, may be impacted by the limited supply of NHPs needed for such studies. As a result, we cannot be sure that we will be able to submit INDs, CTAs and other similar regulatory filings for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of such regulatory filings will result in the FDA, EMA or comparable foreign regulatory authorities allowing clinical trials to begin. For example, in May 2023, we announced that we received a clinical hold notice from the FDA regarding our IND application to initiate our Phase 1 FREEDOM study, and in June 2023, we provided an update on our plans with respect to this program. In October 2023, we announced that the FDA lifted the clinical hold on our Phase 1 FREEDOM study, allowing this study to proceed in the U.S.

Furthermore, product candidates are subject to continued preclinical safety studies, which may be conducted concurrently with our clinical testing. The outcomes of these safety studies may delay the launch of, or enrollment in clinical trials and could impact our ability to continue to conduct our clinical trials.

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
•
delays in reaching agreement on acceptable terms with prospective CROs, and clinical trial sites;
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
•
have regulatory authorities withdraw, or suspend, their approval of the product or impose restrictions on its distribution in the form of a Risk Evaluation and Mitigation Strategy, or REMS;
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

We are in the early stages of our programs and have successfully completed a Phase 1 HV clinical trial in Canada for our lead product candidate, PGN-EDO51, and have initiated a Phase 1 clinical trial for our PGN-EDODM1 product candidate, but we have not completed IND- or CTA-enabling activities for our other product candidates or advanced any other product candidates into clinical development. As a result, our belief in the capabilities of our platform is based on early research, preclinical studies and our completed Phase 1 clinical trial in HVs. However, the results of preclinical studies may not be predictive of the results of later preclinical studies or clinical trials, and the results of any early-stage clinical trials may not be predictive of the results of later clinical trials. For example, we may not see the same levels of exon skipping, oligonucleotide delivery or dystrophin production in DMD patients as was observed in our preclinical studies or, with respect to exon skipping, in our Phase 1 HV study of PGN-EDO51. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Our clinical trials may not ultimately be successful or support further clinical development of our product candidates. There is a high failure rate for product candidates proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any such setbacks in our clinical development could materially harm our business and results of operations.

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

While we have only completed dosing up to 15 mg/kg in a Phase 1 clinical trial of PGN-EDO51, in which PGN-EDO51 was generally well-tolerated at clinically active doses, there can be no assurance that our product candidates will not cause undesirable side effects in patients. For example, in preclinical toxicology studies of PGN-EDO51 in normal NHPs, we observed transient, clinical signs of hypotension in some animals treated at a dose level higher than that which we intend to evaluate in the clinic. In addition, in our Phase 1 clinical trial of PGN-EDO51, at 15 mg/kg, we observed mild, transient, reversible changes in kidney biomarkers that resolved without intervention in all but one participant who experienced a non-life threatening serious adverse event. While the trial was not halted by the safety review committee nor put on hold by Health Canada, under the protocol for this Phase 1 clinical trial, any non-life-threatening serious adverse event, or SAE, was considered a dose-limiting toxicity. This participant was admitted to the hospital for less than 24 hours, received intravenous hydration, and then was re-admitted to the Phase 1 unit and completed the study. We also observed transient mild to moderate hypomagnesemia in two participants in the Phase 1 trial, which did not require intervention. Based on published data and other publicly available information, such adverse events are consistent with the types of events reported with this class of oligonucleotides in general.

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

We conducted our first clinical trial in Canada, and we intend to conduct one or more of our subsequent clinical trials for our product candidates outside the U.S., including our ongoing CONNECT1 trial in Canada, and our ongoing CONNECT2 trial and FREEDOM clinical trial, both of which have or will have sites in multiple countries outside of the U.S. Although the FDA may accept data from clinical trials conducted outside the U.S., acceptance of this data is subject to certain conditions imposed by the FDA. Where data from foreign clinical trials are intended to serve as the basis for marketing approval in the U.S., the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. For studies that are conducted only at sites outside of the U.S. and not subject to an IND, the FDA generally does not provide advance comment on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical trial was inadequate, which could require us to conduct additional clinical trials. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. There can be no assurance the FDA will accept data from clinical trials conducted outside of the U.S. If the FDA does not accept data from our clinical trials of our product candidates, it would likely result in the need for additional clinical trials, which would be costly and time consuming and delay or permanently halt our development of our product candidates.

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

We do not expect to independently conduct all aspects of our product manufacturing, research and preclinical and clinical testing. We currently rely, and expect to continue to rely, on third parties with respect to many of these items, including CDMOs, for the manufacturing of any product candidates we test in preclinical or clinical development, as well as CROs for the conduct of our animal testing and research and for the conduct of our current and planned clinical trials. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it could delay our product development activities.

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

In addition, there are few CDMOs who have the capability to manufacture oligonucleotides and peptides, the key intermediates in the synthesis of the final active pharmaceutical ingredient, both of which are critical to the development and production of our product candidates. We are aware that one or more of our competitors are using either oligonucleotides, peptides, or both in their product candidates, and that they have engaged with many of these CDMOs, which may hinder our ability to also contract with those CDMOs. As a result, we may have difficulty finding and engaging sufficient third-party manufacturers to develop and manufacture our product candidates, which may affect our ability to conduct preclinical studies and clinical trials. Moreover, legislative proposals are pending that, if enacted, could negatively impact U.S. funding for certain biotechnology providers, including some of our vendors, that may have relationships with certain foreign governments or are viewed as posing a threat to national security. If certain of these vendors are unable to continue to provide services or we are unable to contract with such vendors, this could further constrain our ability to find and engage third-party manufacturers to develop and manufacture our product candidates, which could adversely affect our business.

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

We compete with third parties for access to manufacturing facilities, in particular for the manufacture of oligonucleotides. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

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

Finally, legislative proposals are pending that, if enacted, could negatively impact U.S. funding for certain biotechnology providers, including some of our vendors, that may have relationships with certain foreign governments or are viewed as posing a threat to national security. This could result in our inability to continue to engage with one or more of our vendors or impair our ability to contract with new vendors, which could result in supply delays or shortages, clinical trials delays and the need to engage new vendors in a competitive marketplace.

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

We engage a number of third-party suppliers and service providers to supply critical goods and services, such as contract research services, contract manufacturing services and information technology services. Disruptions to the business, financial stability or operations of these suppliers and service providers, including due to strikes, labor disputes or other disruptions to the workforce, for instance, if, as a result of the COVID-19 pandemic or a similar pandemic or health epidemic, employees are not able to come to work, or to their willingness and ability to produce or deliver such products or provide such services in a manner that satisfies the requirements put forth by the authorities, or in a manner that satisfies our own requirements, could affect our ability to develop and market our future product candidates on a timely basis. If these suppliers and service providers were unable or unwilling to continue to provide their products or services in the manner expected, or at all, we could encounter difficulty finding alternative suppliers. Even if we are able to secure appropriate alternative suppliers in a timely manner, costs for such products or services could increase significantly. Any of these events could adversely affect our results of operations and our business.

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

Although we are currently in clinical development for two product candidates, we have no experience as a company in conducting, completing and managing the full suite of clinical trials necessary to obtain regulatory approvals, including approval by the FDA, the EMA or comparable foreign regulatory authorities, or in obtaining approval of any of our product candidates. We are early in our development efforts for our product candidates, and we have successfully completed a Phase 1 clinical trial and initiated Phase 2 trials for our lead product candidate, PGN-EDO51, and initiated a Phase 1 clinical trial for our second product candidate, PGN-EDODM1. We will need to successfully complete IND- or CTA-enabling activities, early-stage, later-stage and pivotal clinical trials, in order to obtain FDA, EMA or comparable foreign regulatory approval to market PGN-EDO51, PGN-EDODM1, and PGN-EDO53 and any future product candidates.

Carrying out clinical trials and the submission of a successful NDA is a complicated process. We completed our first Phase 1 clinical trial for PGN-EDO51 in the third quarter of 2022, and we began dosing patients in CONNECT1 in Canada in January 2024. We received clearance from the MHRA to initiate CONNECT2 in the U.K. in February 2024 in boys and young men living with DMD.

Based on the observed high tissue concentrations of oligonucleotide and exon skipping in muscle in our Phase 1 trial of PGN-EDO51, we believe that these results could signal the potential for the accumulation of exon 51 skipped transcript and dystrophin protein in muscle tissue with repeated doses of PGN-EDO51 in DMD patients. However, our belief based on the Phase 1 clinical trial with HVs may be erroneous. There can be no assurance that our expectations of higher exon skipping and dystrophin production will be reflected in clinical evaluation of PGN-EDO51 in DMD patients.

Although we completed a Phase 1 clinical trial for our lead product candidate, we have not completed any additional clinical trials, and have limited experience as a company in preparing, submitting and prosecuting regulatory filings. In addition, we have had limited interactions with the FDA, the EMA and comparable foreign regulatory authorities and cannot be certain how many clinical trials of PGN-EDO51, PGN-EDODM1, PGN-EDO53 or any other product candidates will be required or how such trials should be designed. For example, the FDA has approved at least four drugs based on their minimal dystrophin production, and it is our belief that we may be able to pursue an accelerated approval pathway for PGN-EDO51 on that same basis. The FDA has provided feedback on our clinical trials for PGN-EDO51, and we are addressing their feedback in our clinical trial designs, but to date we have not received FDA feedback on any potential accelerated approval pathway for PGN-EDO51. We may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our product candidates, including potentially any accelerated approval. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our current or planned clinical trials, could prevent us from or delay us in submitting NDAs for and commercializing our product candidates.

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

In order to market and sell our product candidates in the European Union, or EU, and many other foreign jurisdictions, we or our collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the U.S., it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or these third parties may not obtain approvals from regulatory authorities outside the U.S. on a timely basis, if at all. Approval by the FDA does not ensure approval by the EMA or regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. Furthermore, since the withdrawal of the U.K. from the EU, a separate authorization is needed to market medicinal products in Great Britain. We may not be able to file for marketing approvals and may not receive the necessary approvals to commercialize our medicines in any jurisdiction, which would materially impair our ability to generate revenue.

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

We may in the future seek accelerated approval, where applicable, under the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition, generally provides a meaningful advantage over available therapies, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of accelerated approval, the FDA likely would require that we perform adequate and well-controlled post-marketing clinical trials to confirm the product’s clinical benefit. These confirmatory trials must be completed with due diligence. Under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is permitted to require, as appropriate, that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date of accelerated approval was granted. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. If we receive positive results from our Phase 2 trials for PGN-EDO51 that show an acceptable safety and tolerability profile; a clinically meaningful increase in dystrophin levels, a surrogate endpoint, in the biceps of DMD patients; and robust exon skipping levels in the same tissue, we intend to pursue this accelerated approval pathway subject to discussions with the FDA. However, our Phase 2 clinical trial may fail to produce such data, and we may be unable to pursue the accelerated approval pathway as planned. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Thus, even if we seek to utilize the accelerated approval pathway, we may not be able to obtain accelerated approval and, even if we do, we may not experience a faster development, regulatory review or approval process for that product. In addition, receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to a full approval.

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

We have received fast-track designation for PGN-EDODM1 for the treatment of DM1 and may seek fast-track designation for some of our other product candidates. If a drug is intended for the treatment of a serious or life-threatening condition and nonclinical or clinical data for the drug demonstrates the potential to address an unmet medical need for such a condition, the drug sponsor may apply for fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it for any of our other product candidates. Even with fast-track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast-track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

In September 2023, the FDA granted orphan drug designation to PGN-EDODM1 for the treatment of DM1 and in March 2024, the FDA granted orphan drug designation to PGN-EDO51 for the treatment of DMD patients whose mutations are amenable to an exon 51-skipping approach. We intend to seek orphan drug designation for some of our other product candidates; however, we may never receive such designations. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. Orphan drug designation must be requested before submitting an NDA. A similar regulatory scheme governs orphan products in the EU.

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

The FDA, EMA and other foreign regulatory authorities closely regulate the post-approval marketing and promotion of medicines to ensure that they are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA, EMA and other foreign regulatory authorities impose stringent restrictions on manufacturers’ communications regarding off-label use. In particular, a product may not be promoted for uses that are not approved by the FDA, EMA and other foreign regulatory authorities as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may be subject to enforcement action for off-label marketing by the FDA and other federal and state enforcement agencies, including the Department of Justice. Violation of the Federal Food, Drug, and Cosmetic Act, or FDCA, and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription products may also lead to investigations or allegations of violations of federal and state healthcare fraud and abuse laws and state consumer protection laws. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The government has also required companies to enter into consent decrees and/or imposed permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

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

All entities involved in the preparation of product candidates for clinical trials or commercial sale, including any contract manufacturers, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP regulations. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of an NDA on a timely basis and must adhere to the FDA’s cGMP regulations enforced through its facilities inspection program. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, FDA approval of the products will not be granted.

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

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates that we develop for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute our medicines for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal False Claims Act and Physician Payments Sunshine Act and regulations. For more information, see “Business – Healthcare Regulation – Other Healthcare Laws” in our Annual Report on Form 10-K filed with the SEC for the year-ended December 31, 2023.

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

Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies such as gene therapy and therapies addressing rare diseases such as those we are developing. In both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we, or any collaborators, may receive for any approved products. For more information, see “Business – Healthcare Regulation – Healthcare Reform and Legislative Updates” in our Annual Report on Form 10-K filed with the SEC for the year-ended December 31, 2023.

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
•
the availability of capital.

We expect that other healthcare reform measures may be adopted in the future, which may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement, and new payment methodologies. This could lower the price that we receive for our products. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability or commercialize our products. It is not clear how other future potential changes to the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, each as amended, collectively known as the ACA, will change the reimbursement model and market outlook for our current and future product candidates.

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

We are subject to numerous laws and regulations in each jurisdiction outside the U.S. in which we operate. The creation, implementation and maintenance of international business practices compliance programs is costly and such programs are difficult to enforce, particularly where reliance on third parties is required.

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

Among other requirements, the GDPR includes restrictions on cross-border transfers of personal data subject to the GDPR to countries outside the EEA/U.K. that have not been found to provide adequate protection to such personal data (third countries), unless a valid GDPR transfer mechanism (for example, the European Commission approved Standard Contractual Clauses, or SCCs, certification to the EU-U.S. Data Privacy Framework (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the framework) and the U.K. International Data Transfer Agreement/Addendum, or U.K. IDTA) has been put in place. Where relying on the SCCs /U.K. IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal data. The international transfer obligations under the EEA/U.K. data protection regimes will require significant effort and cost and may result in us needing to make strategic considerations around where EEA/U.K. personal data is transferred and which service providers we can utilize for the processing of EEA/U.K. personal data. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. Switzerland has also adopted similar restrictions on transfer of personal data outside of its borders. Although the U.K. is regarded as a third country under the EU’s GDPR, the European Commission has adopted an (adequacy decision) in favor of the U.K., a decision recognizing the U.K. as providing adequate protection under the EU GDPR and enabling data transfers from EU Member States to the U.K. without additional safeguards. However, the U.K. adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision and remains under review by the Commission during this period. The U.K. government has confirmed that personal data transfers from the U.K. to the EEA remain free flowing. The U.K. Government has also introduced a Data Protection and Digital Information Bill, or U.K. Bill, into the U.K. legislative process. The aim of the U.K. Bill is to reform the U.K.’s data protection regime following Brexit. If passed, the final version of the U.K. Bill may have the effect of further altering the similarities between the U.K. and EEA data protection regime and threaten the U.K. Adequacy Decision from the European Commission. This may lead to additional compliance costs and could increase our overall risk. It is unclear how U.K. data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the U.K. will be regulated in the long term. Although the EU GDPR and the U.K. GDPR currently impose substantially similar obligations it is possible that over time the respective provisions, interpretations and enforcement of the EU GDPR and U.K. GDPR may further diverge in the future and create additional regulatory challenges and uncertainties. The lack of clarity on future U.K. laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and cost to our handling of U.K. and EEA personal data and our privacy and data security compliance programs, and could require us to implement different compliance measures for the U.K. and the EEA.

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

Similar privacy and data security requirements are either in place or underway in the U.S. There are numerous data protection laws that may be applicable to our activities, and a range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered or have been implemented at both the state and federal levels. For example, the California Consumer Privacy Act of 2018, or the CCPA, which became effective on January 1, 2020, requires companies that process information of California consumers (as defined under the CCPA) to provide disclosures to such consumers about their data collection, use and sharing practices, provides Californian consumers with new individual data privacy rights, imposes new operational requirements for covered businesses, provides a private right of action for data breaches and creates a statutory damages framework. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities depending on how such laws are interpreted. Additionally as of January 1, 2023, the California Privacy Rights Act, or CPRA has significantly modified the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also created a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA.

Many other states have enacted or are considering similar legislation, and a broad range of legislative measures also have been introduced at the federal level. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. There are also states that are specifically regulating health information. For example, Washington state recently passed a health privacy law that, as of March 31, 2024, regulates the collection and sharing of health information. This law also has a private right of action, which further increases the relevant compliance risk collecting the health information of Washington residents. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that regulate biometric data specifically. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we may likely become subject, if enacted.

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

All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants and legal advisors, which are likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies, utilize management’s time and/or divert resources from other initiatives and projects. Claims that we have violated individuals’ privacy rights or failed to comply with data protection laws or applicable privacy notices, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business. Any failure or perceived failure by us to comply with any applicable federal, state or foreign laws and regulations relating to data privacy and security could result in damage to our reputation, as well as proceedings or litigation by governmental agencies or other third parties, including consumer class actions related to these laws and the overall protection of personal information. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business, financial condition, results of operations or prospects.

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

In the U.S., once an NDA is approved, the product covered thereby becomes a “reference listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” or the Orange Book. Manufacturers may seek approval of generic versions of reference listed drugs through submission of ANDAs in the U.S. In support of an ANDA, a generic manufacturer generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration, and adequate labeling as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning, in part, that it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference listed drug and companies that produce generic products are generally able to offer them at lower prices. Moreover, many states allow or require substitution of therapeutically equivalent generic drugs at the pharmacy level even if the branded drug is prescribed. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference listed drug may be lost to the generic product.

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

While we believe that our product candidates may be NCEs in the U.S., the FDA may determine, however, that they are not eligible for NCE exclusivity but receive three years of NCI exclusivity instead, if and when FDA approves an NDA for the product. If any product we develop does not receive five years of NCE exclusivity, the FDA may approve generic versions of such product three years after its date of approval, subject to any patents exclusivity we may have. If an ANDA applicant certifies to the invalidity or non-infringement of listed patents and an infringement suit is timely filed by the NDA or patent holder, the FDA cannot finally approve the ANDA for 30 months unless a court decision in favor of the generic manufacturer is issued earlier.

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

We expect to face competition from existing products and product candidates in development for each of our programs. Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA® (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc., or PTC. Individuals with DMD also use prednisone or prednisolone off-label. In addition, there are several FDA-approved exon skipping drugs: EXONDYS 51® (eteplirsen) and VYONDYS 53® (golodirsen), which are naked PMOs approved for the treatment of DMD patients amenable to exon 51 and exon 53 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc., or Sarepta; and VILTEPSO® (viltolarsen), a naked PMO approved for the treatment of DMD patients amenable to exon 53 skipping, which is marketed in the U.S. by NS Pharma, Inc. Companies focused on developing treatments for DMD that target dystrophin production, as our DMD program does, include Sarepta with SRP-5051, a peptide-linked PMO currently being evaluated in a Phase 2b clinical trial for patients amenable to exon 51 skipping; Dyne Therapeutics, Inc., or Dyne, with DYNE-251, an antibody-conjugated PMO that targets exon 51 skipping in a Phase 1/2 clinical trial; BioMarin Pharmaceutical Inc., with BMN-351, a phosphorothioate oligonucleotide that targets exon 51 skipping currently in preclinical development; and Wave Life Sciences Ltd. with WVE-N531, a stereopure oligonucleotide in a Phase 1/2 clinical trial for patients amenable to exon 53 skipping.

In addition, several companies are developing gene therapies to treat DMD. These include ELEVIDYS® (SRP-9001) which was approved in June 2023 for treatment of ambulatory pediatric patients aged 4 through 5 years with DMD with a confirmed mutation in the DMD gene. Sarepta has filed an efficacy supplement to its biologics license application to expand the label of ELEVIDYS to encompass “treatment of DMD patients with a confirmed mutation in the DMD gene.” The FDA accepted the filing of the efficacy supplement and has given the application priority review with a review goal date of June 21, 2024. In addition, several other companies are developing investigational gene therapies to treat DMD, including Pfizer Inc.’s PF-06939926, fordadistrogene movaparvovec, which is currently being assessed in a Phase 3 clinical trial, Sarepta’s Galgt2 gene therapy program, and Solid Biosciences Inc.’s SGT-003 and REGENXBIO Inc.’s RGX-202, currently in clinical development. Gene editing treatments that are in preclinical development are also being pursued by Vertex Pharmaceuticals, Inc., or Vertex, and Sarepta . We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD, including Edgewise Therapeutics, Inc. with EDG-5506, a muscle stabilizer that is currently in clinical development and givinostat, a HDAC inhibitor, that reduces fibrosis in patients with DMD and is currently under review by the FDA and EMA.

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

Several gene editing treatments are in preclinical development by Vertex; an artificial site-specific RNA endonuclease gene therapy is being developed by Enzerna Biosciences Inc.; Design Therapeutics, Inc. is developing an approach to prevent formation of CUG hairpins; Expansion Therapeutics, Inc. is developing an approach utilizing the interaction of small molecules with RNA in preclinical development; and therapeutics based on biomolecular condensate biology in preclinical development by Dewpoint Therapeutics, Inc. and Pfizer.

We will also compete more generally with other companies developing alternative scientific and technological approaches, including other companies working to develop conjugates with oligonucleotides for extra-hepatic delivery, including Alnylam Pharmaceuticals, Inc., Aro Biotherapeutics Co., Arrowhead Pharmaceuticals, Inc., Avidity, Dicerna Pharmaceuticals, Inc. (acquired by Novo Nordisk), Dyne, Entrada, Ionis Pharmaceuticals, Inc., NeuBase Therapeutics, Inc., PYC Therapeutics Limited and Sarepta, as well as gene therapy and gene editing approaches.

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

In the U.S. and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. For more information, see “Business – Healthcare Regulation – Coverage and Reimbursement” in our Annual Report on Form 10-K filed with the SEC for the year-ended December 31, 2023.

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

Our success depends in large part on our and our licensors’ ability to obtain and maintain patent and other intellectual property protection in the U.S. and other jurisdictions. We and our licensors have sought, and will seek, to protect our proprietary position by filing additional patent applications in the U.S. and abroad related to certain technologies and our platform that are important to our business. However, our patent portfolio is at an early stage; except for one issued patent and seven applications currently under examination, which we in-licensed from Oxford University Innovation Limited, or OUI, and the Medical Research Council of United Kingdom Research and Innovation, or MRC, substantive examination of the currently pending patent applications we own or license has yet to begin. In addition, there can be no assurance as to whether or when our patent applications will issue as granted patents. Our ability to stop third parties from making, using, selling, marketing, offering to sell, importing and commercializing our product candidates and our technology is dependent upon the extent to which we have rights under valid and enforceable patents and other intellectual property that cover our platform and technology. If we are unable to secure, maintain, defend and enforce patents and other intellectual property with respect to our product candidates and our technology, it would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the U.S. and other jurisdictions. For example, we may be subject to a third-party submission of prior art to the U.S. Patent and Trademark Office, or USPTO, challenging the validity of one or more claims of our owned or licensed patents. Such submissions may also be made prior to a patent’s issuance, precluding the granting of a patent based on one of our owned or licensed pending patent applications. We may become involved in opposition, derivation, re-examination, inter partes review, post-grant review or interference proceedings and similar proceedings in foreign jurisdictions (for example, opposition proceedings) challenging our owned or licensed patent rights. In addition, a third party may claim that our owned or licensed patent rights are invalid or unenforceable in a litigation. An adverse result in any litigation or patent office proceeding could put one or more of our owned or licensed patents at risk of being invalidated, ruled unenforceable or interpreted narrowly and could allow third parties to commercialize products identical or similar to our product candidates and compete directly with us, without payment to us. Moreover, we, or one of our licensors, may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge priority of invention or other features of patentability. Such challenges and proceedings may result in loss of patent rights, exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and our product candidates. Such challenges and proceedings may also result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. Moreover, there could be public announcements of the results of hearings, motions or other interim proceedings or developments related to such challenges and proceedings. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

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

We are and expect to continue to be reliant upon third-party licensors for certain patent and other intellectual property rights that are important or necessary to the development of our technology and product candidates. For example, we rely on a license from OUI and MRC, to certain patent rights and know-how of OUI and MRC, or the OUI/MRC License. The OUI/MRC License imposes, and we expect that any future license agreement will impose, specified diligence, milestone payment, fee payment, royalty, commercialization, development and other obligations on us and require us to meet development timelines, or to exercise diligent or commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses.

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

Changes in either the patent laws or interpretation of patent laws in the U.S. and worldwide, including patent reform legislation such as the Leahy-Smith America Invents Act, or Leahy-Smith Act, could increase the uncertainties and costs surrounding the prosecution of any owned or in-licensed patent applications and the maintenance, enforcement or defense of any current in-licensed issued patents and issued patents we may own or in-license in the future. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These changes include provisions that affect the way patent applications are prosecuted, redefine prior art, provide more efficient and cost-effective avenues for competitors to challenge the validity of patents, and enable third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent at USPTO-administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Assuming that other requirements for patentability are met, prior to March 2013, in the U.S., the first to invent the claimed invention was entitled to the patent, while outside the U.S., the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith Act, the U.S. transitioned to a first-to-file system in which, assuming that the other statutory requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. As such, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our in-licensed issued patents and issued patents we may own or in-license in the future, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Since patent applications in the U.S. and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications.

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

Competitors may challenge the validity and enforceability of our patent rights or those of our licensing partners, infringe, misappropriate or otherwise violate our or our licensors’ patent and other intellectual property rights, or we may be required to defend against claims of infringement, misappropriation or other violation. Litigation and other proceedings in connection with any of the foregoing claims can be unpredictable, expensive and time-consuming. Even if resolved in our favor, litigation or other proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our scientific, technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities.

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

Many of our employees, consultants or advisors are currently, or were previously, employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these individuals or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or be required to obtain licenses to such intellectual property rights, which may not be available on commercially reasonable terms or at all. An inability to incorporate such intellectual property rights would harm our business and may prevent us from successfully commercializing our product candidates. In addition, we may lose personnel as a result of such claims and any such litigation, or the threat thereof may adversely affect our ability to hire employees or contract with independent contractors. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our product candidates and our technology, which would have a material adverse effect on our business, results of operations, financial condition and prospects. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to our scientific and management personnel.

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

Under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments to the FDCA, a company may file an ANDA seeking approval of a generic version of an approved innovator product. Depending upon the timing, duration and specifics of any FDA marketing approval of our product candidates and our technology, one or more of our U.S. patents that we license or may own in the future may be eligible for limited patent term extension under Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved product, a method for using it or a method for manufacturing it may be extended. The application for the extension must be submitted prior to the expiration of the patent for which extension is sought. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. In addition, to the extent we wish to pursue patent term extension based on a patent that we in-license from a third party, we would need the cooperation of that third party. If we are unable to obtain patent term extension or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

As of March 31, 2024, we had 65 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs and, if any product candidate receives marketing approval, sales, marketing, distribution and coverage and reimbursement capabilities. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

As a growing biotechnology company, we expect to pursue new platforms and product candidates in several therapeutic areas and across a range of diseases. Successfully developing product candidates for, and fully understanding the regulatory and manufacturing pathways to, each of these therapeutic areas and disease states requires a significant depth of talent, resources and corporate processes in order to allow simultaneous execution across multiple areas. Due to our limited resources, we may not be able to effectively manage this simultaneous execution and the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, legal or regulatory compliance failures, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to compete effectively and commercialize our product candidates, if approved, will depend in part on our ability to effectively manage the future development and expansion of our company.

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

Our internal information technology systems, or those of our vendors, collaborators or other contractors or consultants, may fail or suffer from cyber security incidents or breaches, loss or leakage of data and other disruptions or compromise, which could result in a material disruption of our product development programs, compromise sensitive information related to our business or prevent us from accessing critical information, or trigger contractual and legal obligations, potentially exposing us to liability, reputational harm or otherwise adversely affecting our business and financial results.

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

Despite the implementation of security measures, given the size and complexity of our internal information technology systems and those of our current and future vendors, collaborators and other contractors or consultants, and the increasing amounts of confidential information that we and our affiliated third parties maintain, such information technology systems are still vulnerable to damage or interruption from computer viruses, computer hackers, malicious code, ransomware, social engineering attacks (including phishing attacks), employee error, theft or misuse, denial-of-service attacks, sophisticated nation-state and nation-state-supported actors, unauthorized access, natural disasters, terrorism, war, telecommunication and electrical failures or other compromise. The risk of a cybersecurity incident, breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. As a result of the effects of a pandemic, such as the COVID-19 pandemic or other health crisis, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely for a portion of their time, which may create additional opportunities for cybercriminals to exploit vulnerabilities. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. As such, we may experience cybersecurity incidents or breaches that may remain undetected for an extended period. We may be unable to anticipate all types of cybersecurity threats, or implement preventive measures effective against all such cybersecurity threats. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection and to remove or obfuscate forensic evidence.

We and certain of our service providers are from time to time subject to cyberattacks and cybersecurity incidents. While we do not believe that we have experienced any significant system failure, accident or cybersecurity breach or incident to date, if such an event were to occur, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary or confidential information or other disruptions. For example, the loss of clinical trial data from clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. If we were to experience a significant cybersecurity incident or breach of our information systems or data, the costs associated with the investigation, remediation and potential notification of the incident or breach to counterparties, data subjects, regulators or others could be material. In addition, our remediation efforts may not be successful. Moreover, if the information technology systems of our vendors, collaborators and other contractors and consultants become subject to disruptions or cybersecurity incidents or breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss or the loss of or damage to intellectual property or other proprietary information.

To the extent that any disruption, cybersecurity incident or breach were to result in a loss of, or damage to, our or our vendors’, collaborators’ or other contractors’ or consultants’ data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, including litigation exposure and penalties and fines. Any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our customers or employees, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. We could become the subject of regulatory action or investigation, and our competitive position and reputation could be harmed and the further development and commercialization of our product candidates could be delayed. As a result of such an event, we may also be in breach of our contractual obligations. Any of the above could have a material adverse effect on our business, financial condition, results of operations or prospects.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and/or licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. In February 2024, we sold shares of our common stock under our ATM program and in the Follow-on Offering, receiving aggregate net proceeds of $86.3 million after deducting underwriters' fees and costs of the offerings. Any debt financing or preferred equity financing, if available, may involve, agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making capital expenditures, declaring dividends or encumbering our assets to secure future indebtedness.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the 2008 global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn resulting from the effects of the COVID-19 pandemic or future pandemic could result in a variety of risks to our business, including weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. In addition, the current military conflict between Russia and Ukraine and armed conflict in Israel and the Gaza Strip could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, import/export controls or other actions that have been or may be initiated by nations, including the U.S. or the EU, including pending legislative proposals relating to China and certain biotechnology companies of concern, or actions taken by Russia (e.g., potential cyberattacks, disruption of energy flows, etc.) could adversely affect our business and/or our supply chain, our CROs, CDMOs and other third parties with which we conduct business. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could impair our ability to achieve our growth strategy, could harm our financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that our current or future service providers, manufacturers or other collaborators may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. We cannot anticipate all of the ways in which the current economic climate, including increasing interest rates and high inflation, and financial market conditions could adversely impact our business.

Our executive officers, directors and principal shareholders, if they choose to act together, will continue to have the ability to significantly influence all matters submitted to stockholders for approval.

Based upon our common stock outstanding as of March 31, 2024, our executive officers, directors, greater than five percent shareholders and their affiliates beneficially own approximately 47.7% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, even though some of these persons or entities may have interests that are different than those of yours. For example, these stockholders, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of substantially all of our assets.

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

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting beginning with this 10-Q. However, while we remain an EGC or a smaller reporting company with less than $100 million in annual revenue, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, engaging outside consultants and adopting a detailed work plan to assess and document the adequacy of internal control over financial reporting, continuing steps to improve control processes as appropriate, validating through testing that controls are functioning as documented and implementing a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, particularly if such material weakness results in the necessity of a restatement of our historical financial statements.

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

Anti-takeover provisions in our third amended and restated certificate of incorporation and our second amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

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

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, or DGCL, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

Our second amended and restated bylaws designate the Court of Chancery of the State of Delaware and the federal district courts of the United States of America as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers and employees.

Our second amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

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

These choice of forum provisions will not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act, creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our second amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any claims arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our second amended and restated bylaws. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

These exclusive forum provisions may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees. If a court were to find the exclusive forum provision contained in our second amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving such action in other jurisdictions, all of which could materially adversely affect our business, financial condition and operating results.

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

The OECD Pillar Two Model Rules established a minimum global effective tax rate of 15% on country-by-country basis. EU member states along with many other countries adopted or expected to adopt the OECD Pillar Two Model effective January 1, 2024 or thereafter. The OECD and other countries continue to publish guidelines and legislation which include transition and safe harbor rules. We continue to monitor new legislative changes and assess the global impact of the Pillar Two Model Rules. Based on our initial assessment, we anticipate Pillar Two top-up taxes to be immaterial.

The U.S. government may enact significant new changes to the taxation of business entities including, among others, an increase in the corporate income tax rate. Furthermore, the rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, or IRS, and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

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

We have a history of cumulative losses and anticipate that we will continue to incur significant losses in the foreseeable future; thus, we do not know whether or when we will generate taxable income necessary to utilize our net operating losses, or NOLs, or research and development tax credit carryforwards. As of December 31, 2023, we had federal and state NOL carryforwards of $23.4 million. We did not generate U.K. NOLs in 2023 or the first quarter of 2024, and do not anticipate any going forward.

As a company that carries out extensive research and development activities, we sought to benefit from the U.K. research and development tax relief programs, being the Small and Medium-sized Enterprises R&D tax relief program, or SME Program, and, to the extent that our projects are grant funded or relate to work subcontracted to the company by third parties, the Research and Development Expenditure Credit program, or RDEC Program. Under the SME Program, we may be able to surrender the trading losses that arise from our qualifying research and development activities for a cash rebate of approximately 33.4% of the surrenderable losses. The majority of our research and development activities during 2021 were eligible for inclusion within these tax credit cash rebate claims. We may not be able to continue to claim payable research and development tax credits in the future if we cease to qualify as an SME, based on size criteria concerning employee headcount, turnover and gross assets or if we no longer conduct qualifying research and development activities through our wholly-owned subsidiary PepGen Limited. The U.K. Finance Act of 2021 introduced a cap on payable credit claims under the SME Program in excess of £20,000 with effect from April 2021 by reference to, broadly, three times the total PAYE and NICs liability of the company, subject to an exception which prevents the cap from applying. That exception requires the company to be creating, taking steps to create or managing intellectual property, as well as having qualifying research and development expenditure in respect of connected parties which does not exceed 15% of the total qualifying expenditure. If such exception does not apply, this could restrict the amount of credit that we are able to claim. For the three months ended March 31, 2024, our research and development tax credits from the U.K. government were not material as the intellectual property was transferred from our wholly-owned U.K. subsidiary, PepGen Limited, to the parent company, PepGen Inc. in January 2022.

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

We have undergone, and may in the future undertake, changes in the nature or conduct of our operations. For example, pursuant to an asset transfer agreement effective as of January 1, 2022, we effected a novation of all intellectual property assets of our wholly-owned U.K. subsidiary PepGen Limited to PepGen Inc., which resulted in the recording of a tax charge of $3.7 million, including $0.7 million related to an uncertain tax position. Any future actions regarding transfer of assets from our U.K. subsidiary or other international subsidiaries could give rise to tax liabilities for us and/or to the erosion of our tax attributes (such as NOLs).

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to certain reporting requirements of the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.

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

Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On February 8, 2024, Dr. James McArthur, our President and Chief Executive Officer, terminated a trading arrangement he had previously adopted with respect to the sale of our common stock that was intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c), referred to as a “Rule 10b5-1 Trading Plan”. Dr. McArthur’s Rule 10b5-1 Trading Plan was adopted on December 8, 2022, had a term that ended on May 15, 2024 and provided for the sale of up to 125,000 shares of common stock pursuant to one or more limit orders. As of the date of termination of Dr. McArthur’s Rule 10b5-1 Trading Plan, Dr. McArthur had sold 31,250 shares of common stock under its terms.

On January 19, 2024, Dr. Michelle Mellion, our Senior Vice President, Clinical Development, adopted a Rule 10b5-1 Trading Plan which has a term that ends on June 16, 2025, and provides for the sale of up to 118,984 shares of common stock pursuant to one or more limit orders.

On January 23, 2024, Dr. Niels Svenstrup, our Senior Vice President, Chemistry, Manufacturing, and Controls, adopted a Rule 10b5-1 Trading Plan, which has a term that ends on December 15, 2025 and provides for the sale of up to 42,000 shares of common stock pursuant to one or more limit orders.

Item 6. Exhibits.

Exhibit Number	Description
3.1*	Third Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on June 16, 2022 (File No. 001-41374)).
3.2*

Certificate of Correction to Third Amended and Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on November 7, 2022 (Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed on November 10, 2022 (File No. 001-41374)).

3.3*	Second Amended and Restated By-laws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 15, 2024 (File No. 001-41374)).
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

* Previously Filed

+ The certification furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEPGEN INC.

Date: May 14, 2024	By:	/s/ James McArthur
James McArthur
Chief Executive Officer

Date: May 14, 2024	By:	/s/ Noel Donnelly
Noel Donnelly
Chief Financial Officer