Form 10-Q
period 2024-06-30
PepGen Inc.
filed 2024-08-08
CIK 1835597

4

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 1, 2024, the registrant had 32,589,702 of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PEPGEN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	June 30, 2024 (unaudited)	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$66,085	$80,774
Marketable securities	95,221	29,633
Prepaid expenses and other current assets	3,472	2,271
Total current assets	$164,778	$112,678
Property and equipment, net	$4,236	$4,764
Operating lease right-of-use asset	22,540	23,620
Other assets	1,956	1,990
Total assets	$193,510	$143,052
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,741	$1,005
Accrued expenses	11,317	13,522
Operating lease liability	3,049	3,004
Total current liabilities	$22,107	$17,531
Operating lease liability, net of current portion	16,363	17,100
Total liabilities	$38,470	$34,631
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit)
Preferred stock	$—	$—
Common stock	3	2
Additional paid-in capital	382,949	289,867
Accumulated other comprehensive (loss) income	(75)	34
Accumulated deficit	(227,837)	(181,482)
Total stockholders’ equity	$155,040	$108,421
Total liabilities and stockholders’ equity	$193,510	$143,052

See accompanying notes to unaudited condensed consolidated financial statements.

PEPGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$25,063	$16,926	$39,795	$31,286
General and administrative	5,362	4,218	10,428	7,889
Total operating expenses	$30,425	$21,144	$50,223	$39,175
Operating loss	$(30,425)	$(21,144)	$(50,223)	$(39,175)
Other income (expense)
Interest income	2,121	1,684	3,856	3,476
Other (expense) income, net	(31)	(62)	12	(142)
Total other income, net	2,090	1,622	3,868	3,334
Net loss before income tax	$(28,335)	$(19,522)	$(46,355)	$(35,841)
Income tax expense	—	—	—	—
Net loss	$(28,335)	$(19,522)	$(46,355)	$(35,841)
Net loss per share, basic and diluted	$(0.87)	$(0.82)	$(1.52)	$(1.51)
Weighted-average common shares outstanding, basic and diluted	32,469,187	23,790,430	30,562,794	23,776,448
Other comprehensive (loss) income:
Cumulative translation adjustment arising during the period	$(1)	$41	$(52)	$94
Unrealized loss on marketable securities	(37)	—	(57)	—
Comprehensive loss	$(28,373)	$(19,481)	$(46,464)	$(35,747)

See accompanying notes to unaudited condensed consolidated financial statements.

PEPGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive (Loss)	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance as of December 31, 2023	23,823,241	$2	$289,867	$34	$(181,482)	$108,421
Issuance of stock in public offering, net of underwriters' fees and issuance costs of $3,730	7,530,000	1	76,351	—	—	76,352
Issuance of common stock from At-the-Market Sales Agreement, net of underwriters' fees of $100	1,000,000	—	9,900	—	—	9,900
Exercise of stock options	36,194	—	395	—	—	395
Stock-based compensation expense	—	—	2,022	—	—	2,022
Unrealized loss on marketable securities	—	—	—	(20)	—	(20)
Cumulative translation adjustment arising during the period	—	—	—	(51)	—	(51)
Net loss	—	—	—	—	(18,020)	(18,020)
Balance as of March 31, 2024	32,389,435	3	378,535	(37)	(199,502)	178,999
Exercise of stock options	128,354	—	1,403	—	—	1,403
Issuance of stock under the employee stock purchase plan	32,614	—	149	—	—	149
Stock-based compensation expense	—	—	2,862	—	—	2,862
Unrealized loss on marketable securities	—	—	—	(37)	—	(37)
Cumulative translation adjustment arising during the period	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(28,335)	(28,335)
Balance as of June 30, 2024	32,550,403	$3	$382,949	$(75)	$(227,837)	$155,040

Balance as of December 31, 2022	23,713,196	$2	$282,566	$(81)	$(102,856)	179,631
Stock-based compensation expense	—	—	1,348	—	—	1,348
Exercise of stock options	68,709	—	130	—	—	130
Net loss	—	—		—	(16,319)	(16,319)
Cumulative translation adjustment arising during the period	—	—	—	53	—	53
Balance as of March 31, 2023	23,781,905	2	284,044	(28)	(119,175)	164,843
Stock-based compensation expense	—	—	1,837	—	—	1,837
Exercise of stock options	31,642	—	85	—	—	85
Net loss	—	—	—	—	(19,522)	(19,522)
Cumulative translation adjustment arising during the period	—	—	—	41	—	41
Balance as of June 30, 2023	23,813,547	$2	$285,966	$13	$(138,697)	$147,284

See accompanying notes to unaudited condensed consolidated financial statements.

PEPGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(46,355)	$(35,841)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	746	481
Stock-based compensation expense	4,884	3,185
Amortization and interest accretion related to operating lease	1,874	(117)
Amortization of premium and discounts on marketable securities, net	(1,692)	—
Other non-cash adjustments	20	—
Changes in operating assets and liabilities:
Prepaids and other current and non-current assets	(1,201)	817
Accounts payable	6,590	302
Accrued expenses and other non-current liabilities	(2,263)	(451)
Operating lease liabilities, current and non-current	(1,488)	(1,265)
Net cash used in operating activities	$(38,885)	$(32,889)
Cash flows from investing activities:
Purchases of property and equipment	(84)	(2,190)
Purchases of marketable securities	(93,952)	—
Maturities of marketable securities	30,000	—
Net cash used in investing activities	(64,036)	(2,190)
Cash flows from financing activities:
Issuance of common stock upon initial public offering, net of underwriters' fees	76,878	—
Payment of offering costs	(431)	(104)
Issuance of common stock from At-the-Market Sales Agreement, net of underwriters' fees	9,900	—
Proceeds from employee equity plans	1,947	215
Net cash provided by financing activities	$88,294	$111
Effect of exchange rate changes on cash	(62)	318
Net decrease in cash, cash equivalents and restricted cash	$(14,689)	$(34,650)
Cash, cash equivalents and restricted cash at beginning of period	82,322	183,225
Cash, cash equivalents and restricted cash at end of period	$67,633	$148,575
Components of cash, cash equivalents and restricted cash
Cash and cash equivalents	$66,085	$147,027
Restricted cash	1,548	1,548
Total cash, cash equivalents and restricted cash at end of period	$67,633	$148,575
Supplemental noncash investing and financing activities
Property and equipment included in accounts payable and accrued expenses	$155	$208
Deferred offering costs in accounts payable and accrued expenses	62	42
Cash paid for taxes	71	—

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

The Company was initially formed as PepGen Limited on January 25, 2018, in the United Kingdom, or the U.K. On November 9, 2020, PepGen Limited completed a corporate reorganization, or the Reorganization. As part of the Reorganization, PepGen Limited formed PepGen, a Delaware corporation with nominal assets and liabilities, for the purpose of consummating the Reorganization. In connection with the Reorganization, the existing stockholders of PepGen Limited exchanged each of its classes of shares of PepGen Limited for the same number and class of common stock of PepGen on a one-to-one basis. The newly issued stock of PepGen had substantially identical rights to the exchanged shares of PepGen Limited. As a result of the exchange, PepGen became the sole stockholder of PepGen Limited. Upon the completion of the Reorganization on November 23, 2020, the historical financial statements of PepGen Limited became the historical financial statements of PepGen as the Reorganization was deemed to be between entities under common control.

Liquidity and Capital Resources

Since inception, the Company has not generated any revenue from product sales or other sources and has incurred significant operating losses and negative cash flows from operations. The Company’s primary uses of cash and cash equivalents to date have been to fund research and development activities, business planning, establishing and maintaining the Company’s intellectual property portfolio, hiring personnel, leasing premises and associated capital expenditures, raising capital, and providing general and administrative support for these operations. As of June 30, 2024, the Company had an accumulated deficit of $227.8 million. To date, the Company has funded operations primarily through private placements of convertible preferred stock, the sale of shares of common stock in its initial public offering, or IPO, the sale of shares of common stock under its At-the-Market Equity Offering Sales Agreement, or Sales Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, and through the sale of shares of common stock in a follow-on offering, referred to as the Follow-on Offering. As of June 30, 2024, the Company had cash, cash equivalents, and marketable securities of $161.3 million. The Company believes that its cash, cash equivalents, and marketable securities as of June 30, 2024, will be sufficient to fund its currently planned operations for at least the next 12 months from the issuance of these unaudited condensed consolidated financial statements.

The Company filed a shelf registration statement on Form S-3 with the United States Securities and Exchange Commission, or SEC, which covers the offering, issuance and sale of an amount up to $300.0 million in the aggregate of shares of common stock, preferred stock, debt securities, warrants, and/or units or any combination thereof, which was declared effective on June 16, 2023. On August 8, 2023, the Company filed a prospectus supplement and entered into the Sales Agreement with Stifel, as sales agent, which provides for the issuance and sale by the Company of up to $100.0 million of shares of common stock from time to time in “at-the-market” offerings. The sales agent is entitled to receive a commission of up to 3.0% of gross proceeds from sales under the Sales Agreement. On February 5, 2024, the Company sold 1,000,000 shares of common stock at a price of $10.00 per share under the Sales Agreement, resulting in net proceeds of $9.9 million. On February 9, 2024, the Company sold 7,530,000 shares of common stock in the Follow-on Offering, pursuant to an underwriting agreement with Leerink Partners LLC dated as of February 6, 2024, at a price of $10.635 per share resulting in net proceeds of $76.4 million after deducting underwriting fees and offering costs of $3.7 million. Net proceeds from sales under the Sales Agreement and Follow-on Offering, after deducting underwriters' fees and costs, were $86.3 million. On June 28, 2024, the Company filed a second shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale of an amount up to $250.0 million in the aggregate of shares of common stock, preferred stock, debt securities, warrants, and/or units or any combination thereof, which was declared effective on July 8, 2024.

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

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with generally accepted accounting principles in the United States of America, or GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification and Accounting Standards Update of the Financial Accounting Standards Board. The condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of June 30, 2024, and results of operations for the interim periods ended June 30, 2024 and June 30, 2023.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and money market accounts. As of June 30, 2024, the Company’s cash and money market accounts were held by three financial institutions in the United States, or U.S., and one financial institution in the United Kingdom, or U.K. At times, the Company’s deposits held in the U.S. and U.K. may exceed the respective insured limits of the Federal Depository Insurance Corporation and Financial Services Compensation Scheme.

Deferred Offering Costs

The Company capitalizes within other long-term assets certain legal, accounting, and other third-party fees that are directly related to the Company’s shelf registration statements and in-process equity financings, until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds received from the offering. Should a planned equity financing be abandoned, terminated, or significantly delayed, the deferred offering costs are written off to operating expenses. As of June 30, 2024, deferred offering costs of $0.4 million were recorded within other assets on the condensed consolidated balance sheets related to the Company’s shelf registration statement on Form S-3 filed with the SEC on June 2, 2023, the Prospectus Supplement filed on August 8, 2023, and the Company’s shelf registration statement on Form S-3 filed with the SEC on June 28, 2024.

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

Restricted Cash

The Company classifies all cash whose use is limited by contractual provisions as restricted cash. Restricted cash arises from the requirement for the Company to maintain cash of $1.5 million as collateral under a lease agreement. As of June 30, 2024 and

December 31, 2023, the Company had $1.5 million of restricted cash classified in other assets on the unaudited condensed consolidated balance sheets.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets that have been measured at fair value as of June 30, 2024 and December 31, 2023, and indicate the fair value of the hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following tables set forth marketable securities as of June 30, 2024 and December 31, 2023 (in thousands):

	As of June 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
U.S. Treasury notes	95,278	—	(57)	95,221
Total	$95,278	$—	$(57)	$95,221

	As of December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
U.S. Treasury notes	29,622	11	—	29,633
Total	$29,622	$11	$—	$29,633

The following tables set forth the fair value of the Company’s financial assets measured at fair value on a recurring basis and indicate the level within the fair value hierarchy utilized to determine such values as of June 30, 2024 and December 31, 2023 (in thousands):

	As of June 30, 2024
	Total	Level 1	Level 2	Level 3
Cash Equivalents:
U.S. Treasury-backed money market funds	$63,116	$63,116	$—	$—
U.S. Treasury notes	—	—	—	—
Marketable Securities:
U.S. Treasury notes	95,221	95,221	—	—
Total	$158,337	$158,337	$—	$—

	As of December 31, 2023
	Total	Level 1	Level 2	Level 3
Cash Equivalents:
U.S. Treasury-backed money market funds	$64,397	$64,397	$—	$—
U.S. Treasury notes	11,980	11,980	—	—
Marketable Securities:
U.S. Treasury notes	29,633	29,633	—	—
Total	$106,010	$106,010	$—	$—

Money market funds are highly liquid investments that are valued based on quoted market prices in active markets, which represent a Level 1 measurement within the fair value hierarchy. These money market funds are classified on the balance sheet under cash and cash equivalents.

4. Property and Equipment, Net

The cost and accumulated depreciation of property and equipment were as follows (in thousands):

	June 30, 2024	December 31, 2023
Lab equipment	$4,898	$4,821
Computer and office equipment	1,557	1,446
Construction in process	92	69
Total property and equipment	6,547	6,336
Less: accumulated depreciation	(2,311)	(1,572)
Total property and equipment, net	$4,236	$4,764

Depreciation expense was $0.4 million and $0.3 million for the three months ended June 30, 2024 and June 30, 2023, respectively. Depreciation expense was $0.7 million and $0.5 million for the six months ended June 30, 2024 and June 30, 2023, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Research and development expenses	$7,426	$9,521
Employee-related expenses	2,070	2,368
Professional services	877	715
Other	944	918
Total accrued expenses	$11,317	$13,522

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

As consideration for the license, the Company made an initial upfront payment in 2018, as well as a Restatement Completion Fee and a License Data Fee (each as defined in the License Agreement) in 2020 totaling $0.1 million.

The Company could be required to make milestone payments to the Licensors upon achievement of certain patent and commercial milestones related to the patents and commercialization of certain of the Company’s product candidates. The aggregate potential milestone payments are $0.1 million. The Company also agreed to pay the Licensors low single digit royalties on net sales of any licensed products that are commercialized by the Company in excess of a threshold amount between £20 million and £30 million ($25.3 million and $37.9 million as of June 30, 2024), subject to certain adjustments. The term of the License Agreement continues until the later of (i) the date on which all the patents and patent applications covered thereunder have been abandoned or allowed to lapse or expired or been rejected or revoked or (ii) 20 years from the date of the original license agreement.

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

One member of the Company’s board of directors, Dr. Christopher Ashton, is also employed by Oxford Science Enterprises, or OSE, which is an affiliate of OUI.

As of June 30, 2024, OSE owned 14.6% of the Company’s outstanding common stock. Pursuant to the terms of Dr. Ashton's employment agreement with OSE, he is obligated to transfer any cash compensation from the Company to OSE. Fees paid in cash for Dr. Ashton's service on the Company's board of directors are paid directly to OSE and are included within general and administrative expense on the unaudited consolidated statement of operations. The Company paid $11,875 for the three months ended June 30, 2024 and 2023 and $23,750 for the six months ended June 30, 2024 and 2023 to OSE as compensation for Dr. Ashton's service on the board of directors.

RA Capital Management, L.P.

Entities affiliated with RA Capital Management, L.P., or RA Capital, purchased common stock in the Company’s IPO in May 2022 and the Company’s Follow-on Offering in February 2024. As of June 30, 2024, entities affiliated with RA Capital owned 32.9% of the Company’s outstanding common stock.

Two members of the Company’s board of directors, Dr. Joshua Resnick and Habib Dable, are affiliated with RA Capital. Pursuant to the governing legal documents of RA Capital, Dr. Resnick is obligated to transfer any cash compensation from the Company to RA Capital. Fees paid in cash for Dr. Resnick's service on the Company's board of directors were paid directly to RA Capital and are included within general and administrative expense on the unaudited consolidated statement of operations. The Company paid $10,750 for the three months ended June 30, 2024 and 2023 and $21,500 for the six months ended June 30, 2024 and 2023 to RA Capital for Dr. Resnick’s service on the board of directors.

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

Other

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, the Company agrees to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third-party with respect to the Company’s products. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of June 30, 2024. The Company does not anticipate recognizing any significant losses relating to these arrangements. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements may be unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

8. Stockholders’ Equity

Under the Third Amended and Restated Certificate of Incorporation, dated May 10, 2022, as amended on June 20, 2024, as currently in effect, the Company has the authority to issue a total of 500,000,000 shares of common stock (par value of $0.0001 per share) and 10,000,000 shares of undesignated preferred stock (par value of $0.0001 per share). In connection with the IPO, the Company re-designated all shares of Class A common stock as shares of common stock. Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No cash dividends were declared by the board of directors during the three or six months ended June 30, 2024 and June 30, 2023.

The Company has reserved shares of common stock for issuance, on an as-converted basis, as follows:

	June 30, 2024	December 31, 2023
Stock options issued and outstanding	5,278,975	4,233,203
Unvested restricted stock and performance stock units	103,740	—
Authorized for future stock awards or option grants	968,289	1,091,187
Authorized for future issuance under employee stock purchase plan	421,924	216,306
Total	6,772,928	5,540,696

9. Stock-Based Compensation

The Company maintains three equity compensation plans; the 2020 Stock Plan, or the 2020 Plan, the 2022 Stock Option and Incentive Plan, or the 2022 Plan, and the 2022 Employee Stock Purchase Plan, or the ESPP. As of the Company's IPO in May 2022, the Company's board of directors determined that no further awards would be made under the 2020 Plan. The number of shares of common stock that may be issued under the 2022 Plan is subject to increase by the number of shares under any outstanding stock options forfeited and not exercised under the 2020 Plan. Additionally, the number of shares reserved for issuance under the 2022 Plan automatically increases on the first day of each fiscal year in an amount equal to the lower of (1) 5% of the shares of common stock outstanding on such date and (2) an amount determined by the Company’s board of directors. The 2022 Plan allows the board of directors to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, cash-based awards, and dividend equivalent rights to the Company’s officers, employees, directors and other key persons. As of June 30, 2024, 968,289 shares remained available for grant under the 2022 Plan and 421,924 shares remained available for issuance under the ESPP.

Stock Option Activity

Stock option activity under the 2020 Plan and the 2022 Plan, is as follows:

	Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2023	4,233,203	$10.83
Granted	1,474,417	$15.68
Exercised	(164,548)	$10.93
Canceled/Forfeited	(264,097)	$12.98
Outstanding as of June 30, 2024	5,278,975	$12.07

The weighted-average grant date fair value of options granted during the six months ended June 30, 2024 was $11.24 per share. The Company had 5,278,975 unvested stock options outstanding as of June 30, 2024. As of June 30, 2024, total unrecognized compensation cost related to stock options was $31.3 million. This amount is expected to be recognized over a weighted average period of approximately 2.68 years.

Restricted Stock Units

A restricted stock unit, or RSU, represents the right to receive one share of common stock upon vesting of the RSU. In February 2024, the Company granted employees a one-time RSU award that vests fully on the one-year anniversary of the grant date, provided that the employee remains employed with the Company. Certain employees, including employees who are executive officers of the Company, received a one-time RSU award that vests upon the achievement of certain performance-based clinical development milestones, or PSUs. Such awards cannot vest in less than one year, regardless of when the performance milestone is achieved. The Company’s chief executive officer did not receive any RSU or PSU awards. A summary of the Company’s RSU and PSU activity and related information for the six months ended June 30, 2024 is as follows:

	Time-based RSUs	PSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2023	—	—	$—
Granted	77,645	28,555	10.64
Vested	—	—	—
Forfeited	(2,460)	—	10.64
Issued and unvested as of June 30, 2024	75,185	28,555	$10.64

The weighted average grant date fair value of the time-based RSUs and the PSUs granted during the six months ended June 30, 2024 was $10.64. As of June 30, 2024, there was $0.5 million of unrecognized compensation costs related to unvested time-based RSUs, which are expected to be recognized over a weighted-average period of 0.6 years, and $0.3 million of unrecognized compensation costs related to unvested PSUs, which are dependent upon achievement of the aforementioned clinical development milestones.

Stock-Based Compensation Expense

Stock-based compensation expense associated with stock options, RSUs, PSUs, and the Company’s ESPP included in the accompanying condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$1,269	$782	$2,014	$1,382
General and administrative	1,593	1,055	2,870	1,803
Total stock-based compensation expense	$2,862	$1,837	$4,884	$3,185

10. Income Taxes

The Company recorded income tax expense of nil for the three months ended June 30, 2024 and 2023 and for the six months ended June 30, 2024 and 2023.

On January 1, 2022, or the Transfer Date, the Company’s wholly owned subsidiary, PepGen Limited, transferred all intellectual property, or IP, assets to the parent company, PepGen, in an arm’s length transaction at fair value pursuant to an asset transfer agreement. The fair value of the IP assets is a non-recurring fair value measurement. The Company engaged valuation specialists to calculate the IP value, and the IP value was measured using the historical cost method. The historical cost method estimated the fair value of the IP assets using the historical cost base of the IP assets and the expected market return as of the Transfer Date. The significant assumption inherent in estimating the fair value using the historical cost method was the expected market return. The Company utilized a 40% expected market return, which a third-party investor may expect as a return on their investment, and which is based on studies of venture capital investment returns. The Company calculated the fair value of the IP assets by computing the present value of the historical cost base using the 40% expected market return. The assumptions used in the estimation of the IP assets represent level 3 inputs of the fair value hierarchy.

The transfer of the IP assets resulted in an estimated tax charge during 2022 to His Majesty’s Revenue & Customs, or HMRC, after considering net operating loss carryforwards, of $4.4 million, inclusive of the $0.7 million uncertain tax position. The Company paid amounts owed to HMRC in September 2023.

The Company recognizes the impact of an uncertain income tax position taken on its income tax returns at the amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will be recognized if it has less than a 50% likelihood of being sustained. The tax positions are analyzed at least quarterly, and adjustments are made as events occur that warrant adjustments for those positions. As of June 30, 2024, the Company maintains the liability for the uncertain tax position related to the IP transfer of $0.7 million, which is accounted for in accrued expenses on the condensed consolidated balance sheet.

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

Our clinical development program for PGN-EDO51 comprises two parallel Phase 2 studies of PGN-EDO51 in DMD patients whose mutations are amenable to an exon 51-skipping approach. The first study, CONNECT1-EDO51, or CONNECT1, is an ongoing open-label, multiple ascending dose, or MAD, Phase 2 study in boys and young men living with DMD being conducted in Canada. The CONNECT1 study was designed to provide proof-of-concept for our EDO platform and PGN-EDO51, as well as inform the design and conduct of our CONNECT2-EDO51, or CONNECT2, study. In July 2024, we reported initial clinical data from the CONNECT1 study from the 5 mg/kg starting dose cohort (n=3). PGN-EDO51 produced mean exon skipping in biceps tissue of 2.15% at week 13 compared to baseline, measured by RT-PCR. In addition, PGN-EDO51 achieved a mean muscle-adjusted dystrophin level of 1.49% of normal (0.70% increase from baseline) and a mean absolute dystrophin level (by Western blot analysis) of 0.61% of normal (0.26% increase from baseline), in each case after four doses, measured at week 13. The 5 mg/kg dose of PGN-EDO51 was well tolerated by all study cohort participants through week 13. There were no discontinuations, dose interruptions or dose reductions. The one related treatment-emergent adverse event was mild and resolved. There was no sustained elevation in kidney biomarkers. There were no cases of hypomagnesemia or hypokalemia. There were also no changes in electrolytes or hepatic function and no cases of anemia or thrombocytopenia. As of July 29, 2024, all three patients in this cohort were continuing to be dosed with PGN-EDO51 at 5 mg/kg in the long-term extension, or LTE, phase of the clinical trial and PGN-EDO51 was well tolerated during the LTE as of such date. As of July 29, 2024, two participants had received a total of four doses at 10 mg/kg in the ongoing CONNECT1 study, and as of such date, PGN-EDO51 had been generally well tolerated at this dose level. We expect to report initial results from the 10 mg/kg cohort in early 2025.

The second Phase 2 study of PGN-EDO51, CONNECT2, is a multinational, randomized, double-blind, placebo-controlled MAD study. The CONNECT2 study will evaluate multiple dose cohorts and trial participants will be administered PGN-EDO51 once every four weeks for six months. We will assess safety, tolerability, exon skipping, dystrophin expression and functional outcomes in this study. Based on the data from CONNECT1, including PGN-EDO51’s emerging safety profile to date, we are working to optimize the design of the CONNECT2 trial. The CONNECT2 study, together with data from the CONNECT1 study, is intended to support a potential accelerated approval pathway for PGN-EDO51, subject to regulatory authority feedback.

In February 2024, we received clearance from the Medicines and Healthcare products Regulatory Agency, or MHRA, to initiate CONNECT2 in the United Kingdom, or U.K. We plan to continue to engage with regulators in the European Union, or EU, regarding the CONNECT2 study and expect to file an investigational new drug, or IND, application and open the clinical trial in the United States by year-end, subject to regulatory clearance.

The U.S. Food and Drug Administration, or FDA has granted both orphan drug designation and rare pediatric disease designation, or RPDD, for PGN-EDO51 for the treatment of DMD patients who are amenable to exon 51 skipping.

We are also developing PGN-EDODM1 for the treatment of DM1 and are utilizing what we believe to be a unique mechanism of action and a different delivery approach compared to other approaches in more advanced stages of clinical development. We have conducted extensive preclinical studies of our product candidate, and these preclinical data form the basis of our clinical development plan for PGN-EDODM1. In May 2023, we announced that we received a clinical hold notice from the FDA, regarding our investigational new drug, or IND, application to initiate our first-in-human Phase 1 FREEDOM-DM1, or FREEDOM, study. In September 2023, we announced that Health Canada had cleared our Clinical Trial Application, or CTA, for the FREEDOM study in Canada. In October 2023, we announced that the FDA lifted the clinical hold on the FREEDOM study, allowing this study to proceed in the U.S. In December 2023, we announced that the MHRA had cleared our CTA for the FREEDOM study in the U.K. and we began dosing patients in this study. FREEDOM is a multinational, randomized, double-blind, placebo-controlled, single ascending dose, or SAD, study designed to assess PGN-EDODM1’s safety and tolerability, splicing correction and functional outcome measures in DM1 patients. We expect to report preliminary data from this study in the fourth quarter of 2024.

The safety data from the ongoing FREEDOM study has informed the design of the FREEDOM2-DM1, or FREEDOM2, Phase 2 randomized, double-blind, placebo-controlled MAD study of PGN-EDODM1 in DM1 patients. FREEDOM2 is designed to assess PGN-EDODM1’s safety and tolerability, splicing correction and functional outcome measures in DM1 patients. We recently announced that both Health Canada and the MHRA have cleared our CTA filings for the FREEDOM2 study, and we expect to initiate patient dosing in the second half of 2024.

The FDA has granted both orphan drug designation and Fast Track designation for PGN-EDODM1 for the treatment of DM1.

In addition to these lead candidates, we are developing EDO candidates for additional DMD sub-populations amenable to skipping of other exons, including exon 53, 45 and 44. We have previously reported robust exon 53-skipping levels following either a single dose or multiple doses in non-human primates, or NHPs, for our PGN-EDO53 program. We continue to advance PGN-EDO53 in CTA and/or IND-enabling preclinical studies.

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

On February 5, 2024, we issued and sold 1,000,000 of common stock shares at a purchase price of $10.00 per share under our at-the-market offering program, or ATM program, pursuant to an At-the-Market Equity Offering Sales Agreement, or Sales Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, resulting in net proceeds of $9.9 million. On February 9, 2024, we issued and sold 7,530,000 shares of common stock at a purchase price of $10.635 per share, which was the closing sale price of our common stock on the Nasdaq Global Select Market on February 6, 2024, in an underwritten follow-on offering, or the Follow-on Offering. The Follow-on Offering resulted in net proceeds of $76.4 million after deducting underwriters' fees of $3.7 million. Net proceeds from the ATM program and Follow-on Offering, after deducting underwriters’ fees and costs of the offerings, were $86.3 million.

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

We have incurred operating losses in each year since our inception. Our net losses were $46.4 million and $35.8 million for the six months ended June 30, 2024 and June 30, 2023, respectively. As of June 30, 2024, we had cash, cash equivalents, and marketable securities of $161.3 million. As of June 30, 2024, we had an accumulated deficit of $227.8 million. We expect our expenses and operating losses will continue as we conduct our ongoing preclinical studies and current and planned clinical trials, continue our research and development activities, utilize third parties to manufacture our product candidates and related raw materials, hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with an exchange listing and SEC, requirements, director and officer insurance premiums, and investor relations costs. In addition, we have several development, regulatory and commercial milestone payment obligations under our licensing arrangements. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies and current and planned clinical trials and our expenditures on other research and development activities.

Based on our currently planned operations, we believe that our existing cash, cash equivalents and marketable securities, will be sufficient to fund our operations into 2026. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which will not be for at least the next several years, if ever. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Corporate Reorganization

We were initially formed as PepGen Limited on January 25, 2018, in the U.K. On November 9, 2020, PepGen Limited initiated a corporate reorganization, or the Reorganization. As part of the Reorganization, PepGen Limited formed PepGen, a Delaware corporation with nominal assets and liabilities, for the purpose of consummating the Reorganization. In connection with the Reorganization, the existing shareholders of PepGen Limited exchanged each of their classes of shares of PepGen Limited for the same number and class of common stock of PepGen on a one-to-one basis. The newly issued stock of PepGen had substantially identical rights to the exchanged shares of PepGen Limited. As a result of the exchange, PepGen became the sole shareholder of PepGen Limited. Upon the completion of the Reorganization on November 23, 2020, the historical financial statements of PepGen Limited became the historical financial statements of PepGen, as the Reorganization was deemed to be between entities under common control.

After the Reorganization was completed, PepGen Limited began the process of transferring operations, including financial management functions, to PepGen pursuant to an intercompany services agreement, effective as of April 2021, and certain assets, including a novation of all intellectual property assets, pursuant to an asset transfer agreement, effective as of January 1, 2022. After the transfer of intellectual property and other assets from PepGen Limited to PepGen, there were limited operations through the end of 2022 at PepGen Limited.

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

The following table (in thousands) summarizes our research and development expenses for the three and six months ended June 30, 2024 and June 30, 2023. The direct external development program expenses reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Our internal resources, personnel and infrastructure are not directly tied to any one research or drug discovery program and are typically deployed across multiple programs. As such, we do not track internal expenses on a program-specific basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
External expenses:
PGN-EDO51	$9,585	$5,179	$12,444	$8,356
PGN-EDODM1	6,755	3,938	10,848	7,434
PGN-EDO53	100	77	156	96
Other programs and unallocated expenses	386	1,327	761	3,112
Total external expense	16,826	10,521	24,209	18,998
Internal expenses:
Personnel-related (including stock-based compensation)	5,887	3,795	10,795	7,371
Facilities and related costs	1,415	1,082	2,948	2,615
Other	935	1,528	1,843	2,302
Total research and development expenses	$25,063	$16,926	$39,795	$31,286

We expect to increase our research and development expenses in the remainder of 2024 as we conduct our ongoing Phase 2 clinical trials for PGN-EDO51 and our ongoing Phase 1 clinical trial of PGN-EDODM1, and potentially initiate dosing in our FREEDOM2 Phase 2 clinical trial for PGN-EDODM1, and increase our headcount to support these programs. Additionally, we continue to conduct our ongoing research and development activities, and advance our preclinical research programs toward clinical development, including conducting IND- and CTA-enabling studies for PGN-EDO53. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving marketing approval for any of our product candidates.

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

We anticipate that our general and administrative expenses will increase in 2024 as compared to 2023 primarily due to personnel costs, including stock-based compensation expense. Other general and administrative expenses will remain consistent to support our public company operating expenses associated with audit, legal, regulatory, and tax-related services associated with maintaining compliance with our exchange listing and SEC requirements, director and officer insurance premiums, and investor relations.

Other Income (Expense), Net

Interest income

Interest income consists of interest earned on our money market mutual funds and short-term U.S. treasury holdings.

Other income (expense)

Components of other income (expense) relate to realized and unrealized gains and losses on currency revaluation.

Income Taxes

We have not recorded a U.S. provision for federal or state income taxes as we have no revenue and have incurred losses since inception. We had no tax liability for the three and six months ended June 30, 2024 or June 30, 2023.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and June 30, 2023.

The following table summarizes our results of operations for the three months ended June 30, 2024 and June 30, 2023 (in thousands):

	Three Months Ended June 30,		Period-to-
	2024	2023	Period Change
Operating expenses:
Research and development	$25,063	$16,926	$8,137
General and administrative	5,362	4,218	1,144
Total operating expenses	$30,425	$21,144	$9,281
Operating loss	$(30,425)	$(21,144)	$(9,281)
Other income (expense), net
Interest income	2,121	1,684	437
Other expense (income), net	(31)	(62)	31
Total other income (expense), net	2,090	1,622	$468
Net loss before income tax	$(28,335)	$(19,522)	$(8,813)
Income tax expense	—	—	—
Net loss	$(28,335)	$(19,522)	$(8,813)

Research and Development Expenses

Research and development expenses increased by $8.1 million from $16.9 million for the three months ended June 30, 2023, to $25.1 million for the three months ended June 30, 2024. This increase was attributable to expenses related to the advancement of clinical trials for our two lead programs, including a $4.0 million increase in clinical trial costs, a $5.3 million increase in manufacturing costs, and a $2.1 million increase in personnel-related costs, including an increase of $0.5 million in stock-based compensation expense. These increases were partially offset by a $3.1 million decrease in preclinical costs as our two lead programs are now in clinical trials, and a $0.2 million decrease in facility and other office related expenses.

General and Administrative Expenses

General and administrative expenses increased by $1.1 million from $4.2 million for the three months ended June 30, 2023, to $5.3 million for the three months ended June 30, 2024. The increase was primarily driven by an increase of $1.1 million in personnel-related costs due to increased headcount, including $0.5 million in stock-based compensation expense.

Other Income (Expense), Net

Other income (expense), net was income of $2.1 million for the three months ended June 30, 2024 and $1.7 million for the three months ended June 30, 2023. Interest is earned through our cash deposits and U.S. Treasury-backed money market funds.

Income Tax Expense

Income tax expense was nil for the three months ended June 30, 2024 and June 30, 2023.

Results of Operations

Comparison of the Six Months Ended June 30, 2024 and June 30, 2023.

The following table summarizes our results of operations for the six months ended June 30, 2024 and June 30, 2023 (in thousands):

	Six Months Ended June 30,		Period-to-
	2024	2023	Period Change
Operating expenses:
Research and development	$39,795	$31,286	$8,509
General and administrative	10,428	7,889	2,539
Total operating expenses	$50,223	$39,175	$11,048
Operating loss	$(50,223)	$(39,175)	$(11,048)
Other income (expense), net
Interest income	3,856	3,476	380
Other expense (income), net	12	(142)	154
Total other income (expense), net	$3,868	$3,334	$534
Net loss before income tax	$(46,355)	$(35,841)	$(10,514)
Income tax expense	—	—	—
Net loss	$(46,355)	$(35,841)	$(10,514)

Research and Development Expenses

Research and development expenses increased by $8.5 million from $31.3 million for the six months ended June 30, 2023, to $39.8 million for the six months ended June 30, 2024. This increase was attributable to expenses related to the advancement of clinical trials for our two lead programs, including a $6.1 million increase in clinical trial costs, a $4.8 million increase in manufacturing costs, and a $3.4 million increase in personnel-related costs, including an increase of $0.6 million in stock-based compensation expense. These increases were partially offset by a $5.9 million decrease in preclinical costs as our two lead programs are now in clinical trials.

General and Administrative Expenses

General and administrative expenses increased by $2.5 million from $7.9 million for the six months ended June 30, 2023, to $10.4 million for the six months ended June 30, 2024. The increase was driven primarily by an increase of $2.2 million in personnel-related costs due to increased headcount, including $1.1 million in stock-based compensation expense, and an increase of $0.2 million in facility and office related expenses related to rent expense for our operating lease and depreciation on office furniture.

Other Income (Expense), Net

Other income (expense), net was income of $3.9 million for the six months ended June 30, 2024 and $3.5 million for the six months ended June 30, 2023. Interest is earned through our cash deposits and U.S. Treasury-backed money market funds.

Income Tax Expense

Income tax expense was nil for the six months ended June 30, 2024 and June 30, 2023.

Liquidity and Capital Resources

Sources of Liquidity

From our inception in January 2018 through June 30, 2024, we have funded our operations primarily through the sale of our common stock and convertible preferred stock. We received aggregate gross proceeds of $163.9 million from these sales prior to our IPO. Additionally, in May 2022, we received gross proceeds from our IPO of $122.9 million.

On June 2, 2023, we filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale of an amount up to $300.0 million in the aggregate of shares of our common stock, preferred stock, debt securities, warrants, and/or units or any combination thereof, which was declared effective on June 16, 2023.

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

On June 28, 2024, we filed a second shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale of an amount up to $250.0 million in the aggregate of shares of our common stock, preferred stock, debt securities, warrants, and/or units or any combination thereof, which was declared effective on July 8, 2024.

Future Funding Requirements

As of June 30, 2024, we had cash, cash equivalents, and marketable securities of $161.3 million. Based on our currently planned operations, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations into 2026. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for the six months ended June 30, 2024 and June 30, 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(38,885)	$(32,889)
Investing activities	(64,036)	(2,190)
Financing activities	88,294	111
Effect of exchange rate changes on cash	(62)	318
Net decrease in cash, cash equivalents and restricted cash	$(14,689)	$(34,650)

Operating Activities

For the six months ended June 30, 2024, net cash used in operating activities was $38.9 million resulting from our net loss of $46.4 million, partially offset by changes in our operating assets and liabilities of $1.6 million and by non-cash charges of $5.8 million. The net changes in our operating assets and liabilities were primarily due to an increase in accounts payable of $6.6 million related to manufacturing commitments. The change was further driven by a decrease in accrued expenses of $2.3 million, an increase in prepaids and other current assets of $1.2 million, and a decrease in operating lease liabilities of $1.5 million. The $2.3 million decrease in accrued expenses was primarily due to lower research and development accruals as a result of manufacturing timing, and the payment of our annual employee incentive bonus. The non-cash charges included $4.9 million of stock-based compensation, $0.7 million of depreciation expense, $1.7 million of amortization of discounts on our marketable securities, and $1.9 million of amortization and interest accretion on our operating lease.

For the six months ended June 30, 2023, net cash used in operating activities was $33.1 million resulting from our net loss of $35.8 million, and changes in our operating assets and liabilities of $0.8 million partially offset by non-cash charges of $3.5 million. The net changes in our operating assets and liabilities were primarily due to an increase in prepaids and other assets of $0.6 million, and a decrease in operating lease liabilities of $1.3 million. The non-cash charges included $3.2 million of stock-based compensation, $0.5 million of depreciation expense, and an immaterial amount of amortization and interest accretion on our operating lease.

Investing Activities

For the six months ended June 30, 2024, net cash used in investing activities was $64.0 million resulting from $94.0 million in purchases of marketable securities partially offset by $30.0 million in maturities and sales of marketable securities.

For the six months ended June 30, 2023, net cash used in investing activities was $2.2 million related to the purchase of property and equipment, primarily associated with building lab space at our new Boston headquarters.

Financing Activities

For the six months ended June 30, 2024, net cash provided by financing activities was $88.3 million resulting from $76.9 million in proceeds from the Follow-on Offering, $9.9 million in proceeds from sales under the Sales Agreement, and $1.9 million from proceeds from the purchase of shares under employee equity plans, partially offset by $0.4 million in the payment of deferred offering costs.

Net cash provided by financing activities was $0.3 million during the six months ended June 30, 2023 related to proceeds from the purchase of shares under employee equity plans.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of June 30, 2024, we had $161.3 million in cash, cash equivalents, and marketable securities, consisting of cash in a readily available checking account and U.S. treasury-backed money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term maturities of our investments, we believe a hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would not have had a material impact on our financial results.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and money market accounts. As of June 30, 2024, our cash and money market accounts were held by three financial institutions in the U.S. and one financial institution in the U.K. At times, our deposits held in the U.S. and U.K. may exceed the respective insured limits of the Federal Depository Insurance Corporation and Financial Services Compensation Scheme.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be a party to litigation or subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. As of June 30, 2024, we were not a party to any material legal proceedings.

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

Since inception, we have incurred significant operating losses. Our net losses were $46.4 million and $35.8 million for the six months ended June 30, 2024 and June 30, 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $227.8 million. To date, we have financed our operations primarily with the proceeds raised from the sale of our convertible preferred stock in private placements and common stock in our IPO and our equity offerings in early 2024, described below. We have devoted substantially all of our financial resources and efforts to research and development activities, business planning, establishing and maintaining our intellectual property portfolio, acquiring and developing product and technology rights, hiring personnel, leasing premises and associated capital expenditures, raising capital, and providing general and administrative support for these operations. We are still in the early stages of development of our programs and have only advanced two product candidates into clinical development. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

While we have completed our Phase 1 clinical trial for PGN-EDO51 and initiated two Phase 2 clinical trials for PGN-EDO51, a Phase 1 clinical trial for PGN-EDODM1 and recently, a Phase 2 clinical trial for PGN-EDODM1, we expect that it will be many years, if ever, before we have a product candidate ready for commercialization. To become and remain profitable, we must succeed in developing, obtaining the necessary regulatory approvals for and eventually commercializing a product or products that generate significant revenue. The ability to achieve this success will require us to be effective in a range of challenging activities, including:

•
identifying product candidates and completing preclinical development of our product candidates;
•
obtaining regulatory clearance to commence clinical trials and initiating and successfully completing such trials;
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

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we identify, continue the research and development of, continue preclinical testing and initiate clinical trials of, arrange for the manufacturing of, and potentially seek marketing approval for any product candidates that successfully completes clinical testing. To date, we have only completed a Phase 1 clinical trial for our first product candidate, PGN-EDO51 and initiated one additional Phase 1 clinical trial for PGN-EDODM1 and two Phase 2 clinical trials for PGN-EDO51 and one for PGN-EDODM1. In addition, if we obtain marketing approval for any product candidate, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed, on attractive terms or at all, we may be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of June 30, 2024, we had cash, cash equivalents, and marketable securities of $161.3 million. Prior to our IPO in May 2022, we raised aggregate gross proceeds of $133.5 million from the private placement of convertible preferred stock. We raised aggregate gross proceeds of $122.9 million from our IPO.

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

Based on our currently planned operations, we believe that our existing cash, cash equivalents, marketable securities will be sufficient to fund our operations into 2026. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors, including factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect and could be forced to seek additional funding sooner than planned.

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

We commenced operations in 2018, have no products approved for commercial sale and have not generated any revenue from product sales. To date, our operations have been limited to organizing and staffing our company, business planning, executing collaborations, raising capital, licensing, conducting research activities, conducting preclinical studies of our programs and clinical trials of our product candidates, filing and prosecuting patent applications and providing general and administrative support for these operations. One of our product candidates, PGN-EDO51, completed a Phase 1 clinical trial and we have initiated one additional Phase 1 clinical trial for PGN-EDODM1 and two Phase 2 clinical trials for PGN-EDO51 and recently, a Phase 2 clinical trial for PGN-EDODM1. All of our other research programs are still in the research or preclinical stage of development, and their risk of failure is high. We have not yet demonstrated our ability to successfully complete clinical trials consistently, obtain marketing approvals, manufacture product on a commercial scale or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

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

Risks Related to Discovery, Development, Preclinical and Clinical Testing

We are early in our development efforts. We have only completed a Phase 1 clinical trial for our lead product candidate and initiated several additional clinical trials, and as a result it will be years before we commercialize a product candidate, if ever. If we are unable to advance our product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts and have invested our research efforts to date in developing our EDO platform. We have a portfolio of research programs and we have two product candidates in clinical trials — PGN-EDO51 for DMD and PGN-EDODM1 for DM1. We have completed a Phase 1 clinical trial for our first product candidate, PGN-EDO51 in HVs. We have initiated our Phase 2 CONNECT1 trial for PGN-EDO51 in Canada, and began dosing patients in January of 2024. In July 2024, we reported initial data from the low dose cohort (5 mg/kg) in this trial. We received clearance from the MHRA to initiate our multinational Phase 2 CONNECT2 trial for PGN-EDO51 in February 2024. Based on data from our CONNECT1 trial we are optimizing the design of the CONNECT2 trial. We have initiated a Phase 1 clinical trial, designated FREEDOM, for our second product candidate, PGN-EDODM1, and began dosing patients in December 2023. We have also opened a Phase 2 clinical trial, FREEDOM2, in Canada and the U.K.

We are advancing our third product candidate, PGN-EDO53 in preclinical studies, but have not completed IND- or CTA-enabling activities for PGN-EDO53 or any of our other product candidates or advanced any of our other product candidates into clinical trials. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

Commencing clinical trials in the U.S. is subject to authorization by the FDA, of an IND and finalizing the trial design based on discussions with the FDA and other regulatory authorities. In the event that the FDA requires us to complete additional preclinical studies or we are required to satisfy other FDA or other regulator requests prior to commencing clinical trials, the start of our clinical trials may be delayed. For example, in May 2023, we announced that FDA had placed a clinical hold on our planned Phase 1 FREEDOM clinical trial of PGN-EDODM1 in the U.S. We submitted a response to the FDA and in October 2023, we announced that the FDA had lifted the clinical hold, allowing us to initiate FREEDOM in the U.S. Even after initiating FREEDOM in the U.S., the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence any clinical trial, including with respect to our CONNECT2 study of PGN-EDO51 or our FREEDOM2 study of PGN-EDODM1, or disagree with or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect. There are equivalent processes and risks applicable to CTAs in other countries, including Canada and countries in Europe.

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
•
regulatory clearance to initiate clinical trials under INDs, CTAs or comparable foreign applications that allow commencement of our planned clinical trials or future clinical trials for our product candidates;
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

The risk of failure in developing product candidates is high. It is impossible to predict when or if any product candidate would prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development, obtain regulatory clearance to commence clinical trials, and then conduct extensive clinical trials to demonstrate the safety and efficacy of product candidates in humans. To date, we have only completed a Phase 1 clinical trial of PGN-EDO51 and initiated an additional Phase 1 clinical trial of PGN-EDODM1, two Phase 2 clinical trials of PGN-EDO51 and recently, a Phase 2 clinical trial for PGN-EDODM1.

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

Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support clearance of our INDs, CTAs and other similar regulatory filings. We cannot be certain if the outcome of our preclinical studies and clinical trials will ultimately support further development of our product candidates or future programs, or future regulatory approval and commercialization. Although we have completed a Phase 1 study of our lead product candidate, PGN-EDO51, initiated two Phase 2 studies of PGN-EDO51 and initiated a Phase 1 and a Phase 2 clinical trial of our second candidate, PGN-EDODM1, , we cannot be certain of the completion or outcome of our preclinical testing and studies for our other product candidates and cannot predict whether the FDA, European Medicines Agency, or EMA, or comparable foreign regulatory authorities will accept our proposed clinical programs for PGN-EDO51 or PGN-EDODM1, or whether the outcome of our preclinical testing and studies will ultimately support the further development of our other product candidates, including PGN-EDO53. Conducting preclinical testing is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity and novelty of the program, and often can be several years or more per program. In addition, the progress and timing of our preclinical studies, including pharmacology and toxicology studies, may be impacted by the limited supply of NHPs needed for such studies. As a result, we cannot be sure that we will be able to submit INDs, CTAs and other similar regulatory filings for our programs on the timelines we expect, if at all, and we cannot be sure that submission of such regulatory filings will result in the FDA,

EMA or comparable foreign regulatory authorities allowing clinical trials to begin, including in the case of our CONNECT2 clinical study for PGN-EDO51 and our FREEDOM2 clinical study for PGN-EDODM1. For example, in May 2023, we announced that we received a clinical hold notice from the FDA regarding our IND application to initiate our Phase 1 FREEDOM study, and in June 2023, we provided an update on our plans with respect to this program. In October 2023, we announced that the FDA lifted the clinical hold on our Phase 1 FREEDOM study, allowing this study to proceed in the U.S.

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
•
be sued; or
•
experience damage to our reputation.

In particular, each of the conditions for which we plan to develop or are developing product candidates are rare genetic diseases with limited patient pools from which to draw for clinical trials. Further, because it can be difficult to diagnose these diseases in the absence of a genetic screen, we may have difficulty finding patients who are eligible to participate in our studies. The eligibility criteria of our clinical trials will further limit the pool of available study participants. Additionally, the process of finding and diagnosing patients may prove costly. The treating physicians in our clinical trials may also use their medical discretion in advising patients enrolled in our clinical trials to withdraw from our studies or to try alternative therapies. Finally, we must compete with other companies with either approved therapies or investigational therapies in development for the conditions which we are developing product candidates for, which may further limit the pool of potential patients.

The outcome of preclinical studies and earlier-stage clinical trials may not be predictive of future results or the success of later preclinical studies and clinical trials.

We are in the early stages of our programs and have successfully completed a Phase 1 HV clinical trial in Canada for our lead product candidate, PGN-EDO51, have initiated a Phase 1 clinical trial for our PGN-EDODM1 product candidate and reported early data from the low dose cohort of our first Phase 2 trial of PGN-EDO51 in DMD patients, but we have not completed IND- or CTA-enabling activities for our other product candidates or advanced any other product candidates into clinical development. As a result, our belief in the capabilities of our platform is based on early research, preclinical studies, our completed Phase 1 clinical trial in HVs and the early data from our Phase 2 study of PGN-EDO51. However, the results of preclinical studies may not be predictive of the results of later preclinical studies or clinical trials, and the results of any early-stage clinical trials may not be predictive of the results of later clinical trials. For example, we may not see the same levels of exon skipping, oligonucleotide delivery or dystrophin production in DMD patients as was observed in our preclinical studies or, with respect to exon skipping and oligonucleotide delivery, in our Phase 1 HV study of PGN-EDO51. While we saw high mean levels of exon skipping (2.15%) in all participants at the 5 mg/kg starting dose of our CONNECT1 Phase 2 study after four doses and three months of treatment, we did not achieve the level of dystrophin that we had anticipated. With a longer treatment period and higher doses of PGN-EDO51, we expect to see higher levels of exon skipped transcript potentially resulting in significant increases in dystrophin, but this may not be the case. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Our clinical trials may not ultimately be successful or support further clinical development of our product candidates. There is a high failure rate for product candidates proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any such setbacks in our clinical development could materially harm our business and results of operations.

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

From time to time, we may publicly disclose preliminary or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, in September 2022, we announced results from our Phase 1 clinical trial of PGN-EDO51 and in July 2024, we announced initial results from our CONNECT1 Phase 2 trial from the low dose (5 mg/kg) cohort as well as high level safety information for the ongoing 10 mg/kg dose cohort. The topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data and preliminary results should be viewed with caution until the final data are available.

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

We have completed dosing up to 15 mg/kg in a Phase 1 clinical trial of PGN-EDO51, in which PGN-EDO51 was generally well-tolerated at clinically active doses, and are dosing patients at 5 mg/kg and 10 mg/kg in an ongoing Phase 2 clinical trial of PGN-EDO51, in which PGN-EDO51 had continued to be generally well-tolerated as of July 29, 2024, the data cutoff date, but there can be no assurance that our product candidates will not cause undesirable side effects in patients. For example, in preclinical toxicology studies of PGN-EDO51 in normal NHPs, we observed transient, clinical signs of hypotension in some animals treated at a dose level higher than that which we intend to evaluate in the clinic. In addition, in our Phase 1 clinical trial of PGN-EDO51, at 15 mg/kg, we observed mild, transient, reversible changes in kidney biomarkers that resolved without intervention in all but one participant who experienced a non-life threatening serious adverse event. While the trial was not halted by the safety review committee nor put on hold by Health Canada, under the protocol for this Phase 1 clinical trial, any non-life-threatening serious adverse event, or SAE, was considered a dose-limiting toxicity. This participant was admitted to the hospital for less than 24 hours, received intravenous hydration, and then was re-admitted to the Phase 1 unit and completed the study. We also observed transient mild to moderate hypomagnesemia in two participants in the Phase 1 trial, which did not require intervention. Based on published data and other publicly available information, such adverse events are consistent with the types of events reported with this class of oligonucleotides in general. In the CONNECT 1 Phase 2 study, PGN-EDO51 was well tolerated at 5 mg/kg by all study cohort participants through week 13. There were no discontinuations, dose interruptions or dose reductions. The one related treatment-emergent adverse event was mild and resolved. There was no sustained elevation in kidney biomarkers. There were no cases of hypomagnesemia or hypokalemia. There were also no changes in electrolytes or hepatic function and no cases of anemia or thrombocytopenia. As of July 29, 2024, all three patients in this cohort were continuing to be dosed with PGN-EDO51 at 5 mg/kg in the LTE phase of the clinical trial and PGN-EDO51 was well tolerated during the LTE as of such date. As of July 29, 2024, two participants had received a total of four doses at 10 mg/kg in the ongoing CONNECT1 study, and as of such date, PGN-EDO51 had been generally well tolerated at this dose level.

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

Despite the outcome of our Phase 1 clinical trial of PGN-EDO51 and the early results from our Phase 2 CONNECT1 study, further results from our CONNECT 1 or future results from our CONNECT2 Phase 2 clinical trials for PGN-EDO51 or studies of any other product candidate could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics than previously anticipated. If any product candidates we develop are associated with serious adverse events, undesirable side effects or unexpected characteristics, we may need to abandon their development or limit development to certain uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, any of which would have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, regulatory authorities may draw different conclusions, require additional testing to confirm these determinations, require more restrictive labeling or deny regulatory approval of the product candidate. Many product candidates that initially showed promise in early-stage testing have later been found to cause side effects that prevented further clinical development of the product candidates.

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

We conducted our first clinical trial in Canada, and we intend to conduct one or more of our subsequent clinical trials for our product candidates outside the U.S., including our ongoing CONNECT1 Phase 2 trial in Canada, and our ongoing CONNECT2, FREEDOM and FREEDOM2 clinical trials, each of which has or will have sites in multiple countries outside of the U.S. Although the FDA may accept data from clinical trials conducted outside the U.S., acceptance of this data is subject to certain conditions imposed by the FDA. Where data from foreign clinical trials are intended to serve as the basis for marketing approval in the U.S., the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. For studies that are conducted only at sites outside of the U.S. and not subject to an IND, the FDA generally does not provide advance comment on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical trial was inadequate, which could require us to conduct additional clinical trials. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. There can be no assurance the FDA will accept data from clinical trials conducted outside of the U.S. If the FDA does not accept data from our clinical trials of our product candidates, it would likely result in the need for additional clinical trials, which would be costly and time consuming and delay or permanently halt our development of our product candidates.

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

Risks Related to Regulatory Approval and Other Regulatory and Legal Compliance Matters

Our lead product candidates are in clinical development, while all of our other product candidates are still in preclinical development. As an organization, we have only completed one clinical trial and initiated one other Phase 1 clinical trial and three Phase 2 clinical trials and may be unable to do so for any of our other product candidates nor carry out or complete further studies for our lead candidate.

Although we are currently in clinical development for two product candidates, we have no experience as a company in conducting, completing and managing the full suite of clinical trials necessary to obtain regulatory approvals, including approval by the FDA, the EMA or comparable foreign regulatory authorities, or in obtaining approval of any of our product candidates. We are early in our development efforts for our product candidates, and we have successfully completed a Phase 1 clinical trial and initiated Phase 2 trials for our lead product candidate, PGN-EDO51, and initiated a Phase 1 and a Phase 2 clinical trial for our second product candidate, PGN-EDODM1. We will need to successfully complete IND- or CTA-enabling activities, early-stage, later-stage and pivotal clinical trials, in order to obtain FDA, EMA or comparable foreign regulatory approval to market PGN-EDO51, PGN-EDODM1, and PGN-EDO53 and any future product candidates.

Carrying out clinical trials and the submission of a successful NDA is a complicated process. We completed our first Phase 1 clinical trial for PGN-EDO51 in the third quarter of 2022, and we began dosing patients in CONNECT1 in Canada in January 2024. We received clearance from the MHRA in February 2024 to initiate CONNECT2 in the U.K. in boys and young men living with DMD.

Based on the observed high tissue concentrations of oligonucleotide and exon skipping in muscle in our Phase 1 trial of PGN-EDO51 in HVs, as well as the early data from the low dose (5 mg/kg) cohort in our CONNECT1 Phase 2 trial of PGN-EDO51, we believe that these results could signal the potential for the accumulation of exon 51 skipped transcript and higher production of dystrophin protein in muscle tissue with repeated doses of PGN-EDO51 in DMD patients over a longer treatment period. However, our belief based on this data may be erroneous. There can be no assurance that our expectations of higher exon skipping and dystrophin production will be reflected in continued Phase 2 clinical evaluation of PGN-EDO51 in DMD patients.

Although we completed a Phase 1 clinical trial for our lead product candidate and have several additional clinical trials ongoing, we have not completed any additional clinical trials, and have limited experience as a company in preparing, submitting and prosecuting regulatory filings. In addition, we have had limited interactions with the FDA, the EMA and comparable foreign regulatory authorities and cannot be certain how many clinical trials of PGN-EDO51, PGN-EDODM1, PGN-EDO53 or any other product candidates will be required or how such trials should be designed. For example, the FDA has approved at least four drugs based on their minimal dystrophin production, and it is our belief that we may be able to pursue an accelerated approval pathway for PGN-EDO51 on that same basis, assuming we continue to see increases in exon skipping and dystrophin production with higher doses and a longer treatment period. The FDA has previously provided feedback on our clinical trials for PGN-EDO51, as well as for PGN-EDODM1, and we have addressed their feedback in our clinical trial designs. To date, we have not received FDA feedback on any potential accelerated approval pathway for PGN-EDO51. We may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our product candidates, including potentially any accelerated approval. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our current or planned clinical trials, could prevent us from or delay us in submitting NDAs for and commercializing our product candidates.

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

The process of obtaining marketing approvals, both in the U.S. and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Of the large number of products in development, only a small percentage successfully complete the FDA, EMA or foreign regulatory approval processes and are commercialized. Even if our product candidates demonstrate safety and efficacy in clinical trials, the regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA, the EMA and comparable foreign regulatory authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Moreover, the U.S. Supreme Court’s July 2024 decision to overturn prior established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which FDA’s regulations, policies, and decisions may become subject to increasing legal challenges, delays, and/or changes. If we experience delays in obtaining approval or if we fail to obtain approval of our product candidates, the commercial prospects for those product candidates may be harmed, and our ability to generate revenues will be materially impaired.

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

We may in the future seek accelerated approval, where applicable, under the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition, generally provides a meaningful advantage over available therapies, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of accelerated approval, the FDA likely would require that we perform adequate and well-controlled post-marketing clinical trials to confirm the product’s clinical benefit. These confirmatory trials must be completed with due diligence. Under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is permitted to require, as appropriate, that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date of accelerated approval was granted. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. We have reported encouraging early results from the first cohort in our Phase 2 CONNECT1 study of PGN-EDO51 and believe that with a longer treatment period and higher doses of PGN-EDO51, we may see higher levels of exon skipped transcript potentially resulting in significant increases in dystrophin. If we continue to receive positive results from our CONNECT1 study and receive positive results from the CONNECT2 study for PGN-EDO51 that show an acceptable safety and tolerability profile; a clinically meaningful increase in dystrophin levels, a surrogate endpoint, in the biceps of DMD patients; and robust exon skipping levels in the same tissue; we intend to pursue this accelerated approval pathway subject to discussions with the FDA. However, our Phase 2 clinical trials may fail to produce such data, and we may be unable to pursue the accelerated approval pathway as planned. To date we have not received FDA feedback on any potential accelerated approval pathway for PGN-EDO51.

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

A marketing application for a product candidate with RPDD, if approved, may not meet the eligibility criteria for a Priority Review Voucher, or PRV, or the RPDD program may sunset before the FDA is able to consider eligibility for a voucher.

Designation of a drug as a product for a rare pediatric disease does not guarantee that a marketing application for such drug will meet the eligibility criteria for a rare pediatric disease PRV at the time the application is approved. While we have received RPDD from the FDA for PGN-EDO51 for the treatment of DMD patients who are amenable to exon 51 skipping, we would need to request a rare pediatric disease PRV in the marketing application of PGN-EDO51. The FDA may determine that any such marketing application, if approved, does not meet the eligibility criteria for a PRV. The authority for the FDA to award rare pediatric disease PRVs for drugs that have received RPDD prior to September 30, 2024 currently expires on September 30, 2026. If a marketing application for PGN-EDO51 is not approved prior to September 30, 2026 for any reason, regardless of whether it meets the criteria for a rare pediatric disease PRV, it will not be eligible for a PRV, unless the authority for FDA to award rare pediatric disease PRVs is further extended through federal lawmaking.

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

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of personal information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer or other processing of personal data, including personal health data, of individuals in the European Economic Area, or EEA, is subject to the EU General Data Protection Regulation, or EU GDPR, as well as national data protection laws in effect in the member states of the EEA, and similar processing of personal data regarding individuals in the U.K. is governed by the U.K. General Data Protection Regulation, or U.K. GDPR and the U.K. Data Protection Act 2018. In this document, “GDPR” refers to both the EU GDPR and the U.K. GDPR, unless specified otherwise. The U.K. GDPR is currently largely in line with the EU GDPR, but the data protection regimes may diverge more in the future. The GDPR imposes stringent requirements on companies that process personal data, including requirements relating to having a legal basis for processing personal data, stricter requirements relating to the processing of sensitive data (such as health data), where required by GDPR - obtaining consent of the individuals to whom the personal data relates, establishing a legal basis for processing, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data that requires the adoption of administrative, physical and technical safeguards to protect such information, providing notification of data breaches to appropriate data protection authorities or data subjects, requiring data protection impact assessments for high risk processing and establishing means for data subjects to exercise rights in relation to their personal data and taking certain measures when engaging third-party processors. The GDPR's definition of personal data includes coded data. Failure to comply with the requirements of the GDPR may result in warning letters, mandatory audits, orders to cease/change the use of data, and financial penalties, including fines, which can be up to 4% of global revenues or €20 million (£17.5 million for the U.K.), whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.

Among other requirements, the GDPR includes restrictions on cross-border transfers of personal data subject to the GDPR to countries outside the EEA/U.K. that have not been found to provide adequate protection to such personal data (third countries), unless a valid GDPR transfer mechanism (for example, the European Commission approved Standard Contractual Clauses, or SCCs, certification to the EU-U.S. Data Privacy Framework (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the framework) and the U.K. International Data Transfer Agreement/Addendum, or U.K. IDTA) has been put in place. Where relying on the SCCs /U.K. IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal data. The international transfer obligations under the EEA/U.K. data protection regimes will require significant effort and cost and may result in us needing to make strategic considerations around where EEA/U.K. personal data is transferred and which service providers we can utilize for the processing of EEA/U.K. personal data. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. Switzerland has also adopted similar restrictions on transfer of personal data outside of its borders. Although the U.K. is regarded as a third country under the EU’s GDPR, the European Commission has adopted an (adequacy decision) in favor of the U.K., a decision recognizing the U.K. as providing adequate protection under the EU GDPR and enabling data transfers from EU Member States to the U.K. without additional safeguards. However, the U.K. adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision and remains under review by the Commission during this period. The U.K. government has confirmed that personal data transfers from the U.K. to the EEA remain free flowing. The U.K. Government introduced a Data Protection and Digital Information Bill, or U.K. Bill, into the U.K. legislative process. The U.K. Bill failed in the legislative process but may be reintroduced at some point in the future. If passed, the final version of the U.K. Bill may have the effect of further altering the similarities between the U.K. and EEA data protection regime and threaten the U.K. Adequacy Decision from the European Commission. This may lead to additional compliance costs and could increase our overall risk. It is unclear how U.K. data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the U.K. will be regulated in the long term. Although the EU GDPR and the U.K. GDPR currently impose substantially similar obligations it is possible that over time the respective provisions, interpretations and enforcement of the EU GDPR and U.K. GDPR may further diverge in the future and create additional regulatory challenges and uncertainties. The lack of clarity on future U.K. laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and cost to our handling of U.K. and EEA personal data and our privacy and data security compliance programs, and could require us to implement different compliance measures for the U.K. and the EEA.

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

Many other states have enacted or are considering similar legislation, and a broad range of legislative measures also have been introduced at the federal level. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. There are also states that are specifically regulating health information. For example, Washington state recently passed a health privacy law that, as of June 30, 2024, regulates the collection and sharing of health information. This law also has a private right of action, which further increases the relevant compliance risk collecting the health information of Washington residents. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that regulate biometric data specifically. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we may likely become subject, if enacted.

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

In addition, several companies are developing gene therapies to treat DMD. These include ELEVIDYS® (SRP-9001) which was approved in June 2023 for treatment of ambulatory pediatric patients aged 4 through 5 years with DMD with a confirmed mutation in the DMD gene. Sarepta filed an efficacy supplement to its biologics license application to expand the label of ELEVIDYS to encompass “treatment of DMD patients with a confirmed mutation in the DMD gene.” In June 2024, the FDA granted approval of an expansion to the labeled indication for ELEVIDYS to include individuals with DMD with a confirmed mutation in the DMD gene who are at least 4 years of age, granting traditional approval for ambulatory patients and accelerated approval for non-ambulatory patients. Continued approval for non-ambulatory DMD patients may be contingent upon verification of clinical benefit in a confirmatory trial. In addition, several other companies are developing investigational gene therapies to treat DMD, including Sarepta’s Galgt2 gene therapy program, and Solid Biosciences Inc.’s SGT-003 and REGENXBIO Inc.’s RGX-202, currently in clinical development. Gene editing treatments that are in preclinical development are also being pursued by Vertex Pharmaceuticals, Inc., or Vertex, and Sarepta. In June 2024, Pfizer announced that its experimental gene therapy for DMD failed to meet the primary and secondary goals of its Phase 3 trial and in July 2024 announced that it has stopped development for this therapy. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD, including Edgewise Therapeutics, Inc. with EDG-5506, a muscle stabilizer that is currently in clinical development and givinostat, a HDAC inhibitor, that reduces fibrosis in patients with DMD and is currently under review by the FDA and EMA.

For DM1, there are currently no approved therapies to treat the underlying cause of the disease. Pipeline candidates currently in development to treat DM1 include several approaches that target DMPK RNA. These include AOC 1001, an antibody linked siRNA in Phase 1/2 clinical development with a global Phase 3 study planned for initiation in the second quarter of 2024 by Avidity Biosciences, Inc., or Avidity; DYNE-101, an antibody conjugated antisense oligonucleotide in Phase 1/2 clinical development by Dyne; and VX-670, a peptide conjugated PMO in Phase 1 by Entrada Therapeutics, Inc., or Entrada, and Vertex. There are additional approaches under development such as ATX-01, a microRNA that modulates expression of MBNL1 by Arthex Biotech S.L., that recently received IND clearance. Another small molecule, tideglusib, which is a GSK3-ß inhibitor is in clinical development by AMO Pharma Ltd. for the congenital phenotype of DM1, recently failed to meet primary endpoint in a pivotal study.

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

As of June 30, 2024, we had 72 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs and, if any product candidate receives marketing approval, sales, marketing, distribution and coverage and reimbursement capabilities. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the 2008 global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn resulting from the effects of the COVID-19 pandemic or future pandemic could result in a variety of risks to our business, including weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. In addition, the current military conflict between Russia and Ukraine, armed conflict in Israel and the Gaza Strip and military action in other parts of the Middle East could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, import/export controls or other actions that have been or may be initiated by nations, including the U.S. or the EU, including pending legislative proposals relating to China and certain biotechnology companies of concern, or actions taken by Russia (e.g., potential cyberattacks, disruption of energy flows, etc.) could adversely affect our business and/or our supply chain, our CROs, CDMOs and other third parties with which we conduct business. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could impair our ability to achieve our growth strategy, could harm our financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that our current or future service providers, manufacturers or other collaborators may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. We cannot anticipate all of the ways in which the current economic climate, including increasing interest rates and high inflation, and financial market conditions could adversely impact our business.

Our executive officers, directors and principal shareholders, if they choose to act together, will continue to have the ability to significantly influence all matters submitted to stockholders for approval.

Based upon our common stock outstanding as of June 30, 2024, our executive officers, directors, greater than five percent shareholders and their affiliates beneficially own approximately 47.5% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, even though some of these persons or entities may have interests that are different than those of yours. For example, these stockholders, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of substantially all of our assets.

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

As a company that carries out extensive research and development activities, we sought to benefit from the U.K. research and development tax relief programs, being the Small and Medium-sized Enterprises R&D tax relief program, or SME Program, and, to the extent that our projects are grant funded or relate to work subcontracted to the company by third parties, the Research and Development Expenditure Credit program, or RDEC Program. Under the SME Program, we may be able to surrender the trading losses that arise from our qualifying research and development activities for a cash rebate of approximately 33.4% of the surrenderable losses. The majority of our research and development activities during 2021 were eligible for inclusion within these tax credit cash rebate claims. We may not be able to continue to claim payable research and development tax credits in the future if we cease to qualify as an SME, based on size criteria concerning employee headcount, turnover and gross assets or if we no longer conduct qualifying research and development activities through our wholly-owned subsidiary PepGen Limited. The U.K. Finance Act of 2021 introduced a cap on payable credit claims under the SME Program in excess of £20,000 with effect from April 2021 by reference to, broadly, three times the total PAYE and NICs liability of the company, subject to an exception which prevents the cap from applying. That exception requires the company to be creating, taking steps to create or managing intellectual property, as well as having qualifying research and development expenditure in respect of connected parties which does not exceed 15% of the total qualifying expenditure. If such exception does not apply, this could restrict the amount of credit that we are able to claim. For the six months ended June 30, 2024, our research and development tax credits from the U.K. government were not material as the intellectual property was transferred from our wholly-owned U.K. subsidiary, PepGen Limited, to the parent company, PepGen Inc. in January 2022.

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

Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the second quarter of 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

3.3*

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of PepGen Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 20, 2024 (File No. 001-41374))

3.4*	Second Amended and Restated By-laws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 15, 2024 (File No. 001-41374)).
4.1*

Amended and Restated Investors' Rights Agreement, dated July 30, 2021, among the Company and certain of its stockholders (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, as amended (File No. 333-264335)).

4.2*	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-264335).
10.1**	Non-Employee Director Compensation Policy, as amended on June 20, 2024
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Previously Filed

** Filed herewith

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

PEPGEN INC.

Date: August 8, 2024	By:	/s/ James McArthur
James McArthur
Chief Executive Officer

Date: August 8, 2024	By:	/s/ Noel Donnelly
Noel Donnelly
Chief Financial Officer