Form 10-Q
period 2024-09-30
PepGen Inc.
filed 2024-11-07
CIK 1835597

4

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024, the registrant had 32,595,737 of common stock, $0.0001 par value per share, outstanding.

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
•
We are early in our development efforts. We have only completed a Phase 1 clinical trial and initiated Phase 2 clinical trials for our lead product candidate, as well as initiated a Phase 1 clinical trial and more recently, a Phase 2 clinical trial of a second product candidate, and as a result it will be years before we commercialize a product candidate, if ever. If we are unable to advance our product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PEPGEN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	September 30, 2024 (unaudited)	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$42,289	$80,774
Marketable securities	96,568	29,633
Prepaid expenses and other current assets	3,512	2,271
Total current assets	$142,369	$112,678
Property and equipment, net	$3,901	$4,764
Operating lease right-of-use asset	21,990	23,620
Restricted cash	1,548	1,548
Other assets	426	442
Total assets	$170,234	$143,052
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,930	$1,005
Accrued expenses	7,809	13,522
Operating lease liability	3,071	3,004
Total current liabilities	$16,810	$17,531
Operating lease liability, net of current portion	15,969	17,100
Total liabilities	$32,779	$34,631
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit)
Preferred stock	$—	$—
Common stock	3	2
Additional paid-in capital	386,582	289,867
Accumulated other comprehensive income	91	34
Accumulated deficit	(249,221)	(181,482)
Total stockholders’ equity	$137,455	$108,421
Total liabilities and stockholders’ equity	$170,234	$143,052

See accompanying notes to unaudited condensed consolidated financial statements.

PEPGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$17,722	$20,540	$57,517	$51,826
General and administrative	5,449	4,240	15,877	12,129
Total operating expenses	$23,171	$24,780	$73,394	$63,955
Operating loss	$(23,171)	$(24,780)	$(73,394)	$(63,955)
Other income (expense)
Interest income	1,826	1,578	5,682	5,054
Other (expense) income, net	(39)	(88)	(27)	(230)
Total other income, net	1,787	1,490	5,655	4,824
Net loss before income tax	$(21,384)	$(23,290)	$(67,739)	$(59,131)
Income tax expense	—	—	—	—
Net loss	$(21,384)	$(23,290)	$(67,739)	$(59,131)
Net loss per share, basic and diluted	$(0.66)	$(0.98)	$(2.17)	$(2.49)
Weighted-average common shares outstanding, basic and diluted	32,581,542	23,790,430	31,240,622	23,788,950
Other comprehensive (loss) income:
Cumulative translation adjustment arising during the period	$(20)	$(70)	$(72)	$24
Unrealized gain on marketable securities	186	—	129	—
Comprehensive loss	$(21,218)	$(23,360)	$(67,682)	$(59,107)

See accompanying notes to unaudited condensed consolidated financial statements.

PEPGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive (Loss)	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance as of December 31, 2023	23,823,241	$2	$289,867	$34	$(181,482)	$108,421
Issuance of stock in public offering, net of underwriters' fees and issuance costs of $3,730	7,530,000	1	76,351	—	—	76,352
Issuance of common stock from At-the-Market Sales Agreement, net of underwriters' fees of $100	1,000,000	—	9,900	—	—	9,900
Exercise of stock options	36,194	—	395	—	—	395
Stock-based compensation expense	—	—	2,022	—	—	2,022
Unrealized loss on marketable securities	—	—	—	(20)	—	(20)
Cumulative translation adjustment arising during the period	—	—	—	(51)	—	(51)
Net loss	—	—	—	—	(18,020)	(18,020)
Balance as of March 31, 2024	32,389,435	3	378,535	(37)	(199,502)	178,999
Exercise of stock options	128,354	—	1,403	—	—	1,403
Issuance of stock under the employee stock purchase plan	32,614	—	149	—	—	149
Stock-based compensation expense	—	—	2,862	—	—	2,862
Unrealized loss on marketable securities	—	—	—	(37)	—	(37)
Cumulative translation adjustment arising during the period	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(28,335)	(28,335)
Balance as of June 30, 2024	32,550,403	3	382,949	(75)	(227,837)	155,040
Exercise of stock options	39,299	—	407	—	—	407
Stock-based compensation expense	—	—	3,226	—	—	3,226
Unrealized gain on marketable securities	—	—	—	186	—	186
Cumulative translation adjustment arising during the period	—	—	—	(20)	—	(20)
Net Loss	—	—	—	—	(21,384)	(21,384)
Balance as of September 30, 2024	32,589,702	$3	$386,582	$91	$(249,221)	$137,455

Balance as of December 31, 2022	23,713,196	$2	$282,566	$(81)	$(102,856)	$179,631
Stock-based compensation expense	—	—	1,348	—	—	1,348
Exercise of stock options	68,709	—	130	—	—	130
Net loss	—	—	—	—	(16,319)	(16,319)
Cumulative translation adjustment arising during the period	—	—	—	53	—	53
Balance as of March 31, 2023	23,781,905	2	284,044	(28)	(119,175)	164,843
Stock-based compensation expense	—	—	1,837	—	—	1,837
Exercise of stock options	31,642	—	85	—	—	85
Net loss	—	—	—	—	(19,522)	(19,522)
Cumulative translation adjustment arising during the period	—	—	—	41	—	41
Balance as of June 30, 2023	23,813,547	2	285,966	13	(138,697)	147,284
Stock-based compensation expense	—	—	1,941	—	—	1,941
Cumulative translation adjustment arising during the period	—	—	—	(70)	—	(70)
Net loss	—	—	—	—	(23,290)	(23,290)
Balance as of September 30, 2023	23,813,547	$2	$287,907	$(57)	$(161,987)	$125,865

See accompanying notes to unaudited condensed consolidated financial statements.

PEPGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(67,739)	$(59,131)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,125	830
Stock-based compensation expense	8,110	5,126
Amortization and interest accretion related to operating lease	2,811	(212)
Amortization and accretion of premium and discounts on marketable securities, net	(2,905)	—
Other non-cash adjustments	20	—
Changes in operating assets and liabilities:
Prepaids and other current and non-current assets	(1,239)	757
Accounts payable	4,916	2,561
Accrued expenses and other non-current liabilities	(5,750)	1,985
Operating lease liabilities, current and non-current	(2,246)	(1,489)
Net cash used in operating activities	$(62,897)	$(49,573)
Cash flows from investing activities:
Purchases of property and equipment	(269)	(2,415)
Purchases of marketable securities	(123,900)	—
Maturities of marketable securities	60,000	—
Net cash used in investing activities	(64,169)	(2,415)
Cash flows from financing activities:
Issuance of common stock upon initial public offering, net of underwriters' fees	76,878	—
Payment of offering costs	(511)	(430)
Issuance of common stock from At-the-Market Sales Agreement, net of underwriters' fees	9,900	—
Proceeds from employee equity plans	2,354	215
Net cash provided by financing activities	$88,621	$(215)
Effect of exchange rate changes on cash	(40)	64
Net decrease in cash, cash equivalents and restricted cash	$(38,485)	$(52,139)
Cash, cash equivalents and restricted cash at beginning of period	82,322	183,225
Cash, cash equivalents and restricted cash at end of period	$43,837	$131,086
Components of cash, cash equivalents and restricted cash
Cash and cash equivalents	$42,289	$129,538
Restricted cash	1,548	1,548
Total cash, cash equivalents and restricted cash at end of period	$43,837	$131,086
Supplemental noncash investing and financing activities
Property and equipment included in accounts payable and accrued expenses	$14	$123
Deferred offering costs in accounts payable and accrued expenses	—	12
Cash paid for taxes	71	—

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

Liquidity and Capital Resources

Since inception, the Company has not generated any revenue from product sales or other sources and has incurred significant operating losses and negative cash flows from operations. The Company’s primary uses of cash, cash equivalents, and marketable securities to date have been funding research and development activities, business planning, establishing and maintaining the Company’s intellectual property portfolio, hiring personnel, leasing premises and associated capital expenditures, raising capital, and providing general and administrative support for these operations. As of September 30, 2024, the Company had an accumulated deficit of $249.2 million. To date, the Company has funded operations primarily through private placements of convertible preferred stock, the sale of shares of common stock in its initial public offering, or IPO, the sale of shares of common stock under its At-the-Market Equity Offering Sales Agreement, or Sales Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, and through the sale of shares of common stock in a follow-on public offering, referred to as the Follow-on Offering. As of September 30, 2024, the Company had cash, cash equivalents, and marketable securities of $138.9 million. The Company believes that its cash, cash equivalents, and marketable securities as of September 30, 2024, will be sufficient to fund its currently planned operations for at least the next 12 months from the issuance of these unaudited condensed consolidated financial statements.

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

As the Company continues to pursue its business plan to successfully develop and obtain regulatory approval for its product candidates, it expects to finance its operations through the sale of equity, debt financings or other capital resources, which could include income from collaborations, strategic partnerships or marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. However, there can be no assurance that any additional financing or strategic transactions will be available to the Company on acceptable terms, if at all. If events or circumstances occur such that the Company does not obtain additional funding, it may need to delay, reduce or eliminate its product development or future commercialization efforts, which could have a material adverse effect on the Company’s business, results of operations or financial condition.

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

Restricted cash on the condensed consolidated balance sheet as of December 31, 2023, previously included in other assets, has been presented as a separate line item. The condensed consolidated financial statements have otherwise been prepared on the same basis as the audited annual financial statements. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of September 30, 2024, and results of operations for the interim periods ended September 30, 2024 and September 30, 2023.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board issued ASU 2023-07, Segment Reporting (Topic 280). This update expands segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for the Company in the consolidated financial statements for the year ending December 31, 2024, and interim periods beginning on January 1, 2025. The adoption of this standard only impacts disclosures and is not expected to have a material impact on the Company’s consolidated financial statements.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets that have been measured at fair value as of September 30, 2024 and December 31, 2023, and indicate the fair value of the hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following tables set forth marketable securities as of September 30, 2024 and December 31, 2023 (in thousands):

	As of September 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
U.S. Treasury notes	$96,439	$144	$(15)	$96,568
Total	$96,439	$144	$(15)	$96,568

	As of December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
U.S. Treasury notes	29,622	11	—	29,633
Total	$29,622	$11	$—	$29,633

The following tables set forth the fair value of the Company’s financial assets measured at fair value on a recurring basis and indicate the level within the fair value hierarchy utilized to determine such values as of September 30, 2024 and December 31, 2023 (in thousands):

	As of September 30, 2024
	Total	Level 1	Level 2	Level 3
Cash Equivalents:
U.S. Treasury-backed money market funds	$35,474	$35,474	$—	$—
Marketable Securities:
U.S. Treasury notes	96,568	96,568	—	—
Total	$132,042	$132,042	$—	$—

	As of December 31, 2023
	Total	Level 1	Level 2	Level 3
Cash Equivalents:
U.S. Treasury-backed money market funds	$64,397	$64,397	$—	$—
U.S. Treasury notes	$11,980	$11,980	$—	$—
Marketable Securities:
U.S. Treasury notes	$29,633	$29,633	$—	$—
Total	$106,010	$106,010	$—	$—

Money market funds are highly liquid investments that are valued based on quoted market prices in active markets, which represent a Level 1 measurement within the fair value hierarchy. These money market funds are classified on the unaudited condensed consolidated balance sheet under cash and cash equivalents.

4. Property and Equipment, Net

The cost and accumulated depreciation of property and equipment were as follows (in thousands):

	September 30, 2024	December 31, 2023
Lab equipment	$4,989	$4,821
Computer and office equipment	1,557	1,446
Construction in process	45	69
Total property and equipment	6,591	6,336
Less: accumulated depreciation	(2,690)	(1,572)
Total property and equipment, net	$3,901	$4,764

Depreciation expense was $0.4 million and $0.3 million for the three months ended September 30, 2024 and September 30, 2023, respectively. Depreciation expense was $1.1 million and $0.8 million for the nine months ended September 30, 2024 and September 30, 2023, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Research and development expenses	$2,679	$9,521
Employee-related expenses	3,142	2,368
Professional services	1,113	715
Other	875	918
Total accrued expenses	$7,809	$13,522

6. Related Party Transactions

Technology License Agreement with Oxford University Innovation Limited

In March 2018, the Company, Oxford University Innovation Limited, or OUI, and the Medical Research Council of United Kingdom Research and Innovation, or MRC, or collectively, the Licensors, entered into a license of technology agreement, which was subsequently amended in December 2018, further amended and restated in November 2020, and further amended in February 2022, referred to, as so amended, as the License Agreement. The Licensors and affiliates held shares of Series A-1 and Series A-2 preferred stock, Series B preferred stock and Class A common stock. The License Agreement provides the Company with an exclusive world wide license to licensed data and technology owned by OUI and MRC in respect of cell-penetrating peptides for the treatment of Duchenne muscular dystrophy, spinal muscular atrophy, and other conditions. The License Agreement provides the Company with the rights to grant and authorize sublicenses to make, use, sell, and import products and otherwise exploit the patent rights.

As consideration for the license, the Company made an initial upfront payment in 2018, as well as a Restatement Completion Fee and a License Data Fee (each as defined in the License Agreement) in 2020 totaling $0.1 million.

The Company could be required to make milestone payments to the Licensors upon achievement of certain patent and commercial milestones related to the patents and commercialization of certain of the Company’s product candidates. The aggregate potential milestone payments are $0.1 million. The Company also agreed to pay the Licensors low single digit royalties on net sales of any licensed products that are commercialized by the Company in excess of a threshold amount between £20 million and £30 million ($26.7 million and $40.1 million as of September 30, 2024), subject to certain adjustments. The term of the License Agreement continues until the later of (i) the date on which all the patents and patent applications covered thereunder have been abandoned or allowed to lapse or expired or been rejected or revoked or (ii) 20 years from the date of the original license agreement.

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

During the three and nine months ended September 30, 2024, one member of the Company’s board of directors, Dr. Christopher Ashton, was employed by Oxford Science Enterprises, or OSE, which is an affiliate of OUI. On September 19, 2024, the Company announced that Dr. Ashton had resigned from the board of directors, effective as of September 30, 2024.

As of September 30, 2024, OSE owned 14.6% of the Company’s outstanding common stock. Pursuant to the terms of Dr. Ashton's employment agreement with OSE, he was obligated to transfer any cash compensation from the Company to OSE. Fees paid in cash for Dr. Ashton's service on the Company's board of directors were paid directly to OSE and were included within general and administrative expense on the unaudited condensed consolidated statement of operations. The Company paid $13,125 and $11,875 for the three months ended September 30, 2024 and 2023, respectively and $36,875 and $35,625 for the nine months ended September 30, 2024 and 2023, respectively to OSE as compensation for Dr. Ashton's service on the board of directors.

RA Capital Management, L.P.

Entities affiliated with RA Capital Management, L.P., or RA Capital, purchased common stock in the Company’s IPO in May 2022 and the Company’s Follow-on Offering in February 2024. As of September 30, 2024, entities affiliated with RA Capital owned 32.8% of the Company’s outstanding common stock.

Two members of the Company’s board of directors, Dr. Joshua Resnick and Habib Dable, are affiliated with RA Capital. Pursuant to the governing legal documents of RA Capital, Dr. Resnick is obligated to transfer any cash compensation from the Company to RA Capital. Fees paid in cash for Dr. Resnick's service on the Company's board of directors were paid directly to RA Capital and are included within general and administrative expense on the unaudited condensed consolidated statement of operations. The Company paid $12,000 and $10,750 for the three months ended September 30, 2024 and 2023, respectively and $33,500 and $32,250 for the nine months ended September 30, 2024 and 2023, respectively to RA Capital for Dr. Resnick’s service on the board of directors.

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

Other

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, the Company agrees to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third-party with respect to the Company’s products. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of September 30, 2024. The Company does not anticipate recognizing any significant losses relating to these arrangements. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements may be unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

8. Stockholders’ Equity

Under the Third Amended and Restated Certificate of Incorporation, dated May 10, 2022, as amended on June 20, 2024, as currently in effect, the Company has the authority to issue a total of 500,000,000 shares of common stock (par value of $0.0001 per share) and 10,000,000 shares of undesignated preferred stock (par value of $0.0001 per share). Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No cash dividends were declared by the board of directors during the three or nine months ended September 30, 2024 and September 30, 2023.

The Company has reserved shares of common stock for issuance, on an as-converted basis, as follows:

	September 30, 2024	December 31, 2023
Stock options issued and outstanding	5,670,753	4,233,203
Unvested restricted stock and performance stock units	102,820	—
Authorized for future stock awards or option grants under the 2022 Plan	740,948	1,091,187
Authorized for future stock awards or option grants under the 2024 Inducement Plan	797,184	—
Stock options issued and outstanding under the employee stock purchase plan	421,924	216,306
Stock options issued and outstanding	7,733,629	5,540,696

9. Stock-Based Compensation

The Company maintains four equity compensation plans; the 2020 Stock Plan, or the 2020 Plan, the 2022 Stock Option and Incentive Plan, or the 2022 Plan, the 2022 Employee Stock Purchase Plan, or the ESPP, and the 2024 Inducement Plan, or the Inducement Plan. As of the Company's IPO in May 2022, the Company's board of directors determined that no further awards would be made under the 2020 Plan. The number of shares of common stock that may be issued under the 2022 Plan is subject to increase by the number of shares under any outstanding stock options forfeited and not exercised under the 2020 Plan. Additionally, the number of shares reserved for issuance under the 2022 Plan automatically increases on the first day of each fiscal year in an amount equal to the lower of (1) 5% of the shares of common stock outstanding on such date and (2) an amount determined by the Company’s board of directors. The 2022 Plan allows the board of directors to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, cash-based awards, and dividend equivalent rights to the Company’s officers, employees, directors and other key persons. As of September 30, 2024, 740,948 shares remained available for grant under the 2022 Plan and 421,924 shares remained available for issuance under the ESPP.

2024 Inducement Plan

In August 2024, the Company's board of directors adopted the Inducement Plan. The Inducement Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units unrestricted stock awards, dividend equivalent rights and other stock-based awards with respect to an aggregate of 1,000,000 shares of common stock (subject to adjustment as provided in the Inducement Plan). Awards under the Inducement Plan may only be granted to new employees who were not previously employed by the Company or its affiliates in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4).

As of September 30, 2024, 797,184 shares remained available for issuance under the Inducement Plan.

Stock Option Activity

Stock option activity for the nine months ended September 30, 2024, was as follows:

	Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2023	4,233,203	$10.83
Granted	1,974,483	$15.04
Exercised	(203,847)	$10.82
Canceled/Forfeited	(333,086)	$13.37
Outstanding as of September 30, 2024	5,670,753	$12.15

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2024 was $10.83 per share. The Company had 5,670,753 unvested stock options outstanding as of September 30, 2024. As of September 30, 2024, total unrecognized compensation cost related to stock options was $32.6 million. This amount is expected to be recognized over a weighted average period of approximately 2.67 years.

Restricted Stock Units

A restricted stock unit, or RSU, represents the right to receive one share of common stock upon vesting of the RSU. In February 2024, the Company granted employees a one-time RSU award that vests fully on the one-year anniversary of the grant date, provided that the employee remains employed with the Company. Certain employees, including employees who are executive officers of the Company, received a one-time RSU award that vests upon the achievement of certain performance-based clinical development milestones, or PSUs. Such awards cannot vest in less than one year, regardless of when the performance milestone is achieved. The Company’s chief executive officer did not receive any RSU or PSU awards. A summary of the Company’s RSU and PSU activity and related information for the nine months ended September 30, 2024 is as follows:

	Time-Based RSUs	PSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2023	—	—	$—
Granted	77,645	28,555	10.64
Vested	—	—	—
Forfeited	(3,380)	—	10.64
Issued and unvested as of September 30, 2024	74,265	28,555	$10.64

The weighted average grant date fair value of the time-based RSUs and the PSUs granted during the nine months ended September 30, 2024 was $10.64. As of September 30, 2024, there was $0.3 million of unrecognized compensation costs related to unvested time-based RSUs, which are expected to be recognized over a weighted-average period of 0.4 years, and $0.3 million of unrecognized compensation costs related to unvested PSUs, which are dependent upon achievement of the aforementioned clinical development milestones.

Stock-Based Compensation Expense

Stock-based compensation expense associated with stock options, RSUs, PSUs, and the Company’s ESPP included in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$1,419	$785	$3,433	$2,167
General and administrative	1,807	1,156	4,677	2,959
Total stock-based compensation expense	$3,226	$1,941	$8,110	$5,126

10. Income Taxes

The Company recorded income tax expense of nil for the three months ended September 30, 2024 and 2023 and for the nine months ended September 30, 2024 and 2023.

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

The Company recognizes the impact of an uncertain income tax position taken on its income tax returns at the amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will be recognized if it has less than a 50% likelihood of being sustained. The tax positions are analyzed at least quarterly, and adjustments are made as events occur that warrant adjustments for those positions. As of September 30, 2024, the Company maintains the liability for the uncertain tax position related to the IP transfer of $0.7 million, which is accounted for in accrued expenses on the unaudited condensed consolidated balance sheet.

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

We are focused on addressing the underlying cause of Duchenne muscular dystrophy, or DMD, and myotonic dystrophy type 1, or DM1, that have high unmet need. Our current pipeline consists of two clinical stage programs, PGN-EDO51 for DMD patients who are amenable to exon 51 skipping and PGN-EDODM1 for DM1 patients, along with several additional preclinical stage programs. We anticipate expanding this pipeline over time to include other neuromuscular targets as well as potential opportunities in neurologic diseases.

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

Our clinical development program for PGN-EDO51 comprises two parallel Phase 2 studies of PGN-EDO51 in DMD patients whose mutations are amenable to an exon 51-skipping approach. The first study, CONNECT1-EDO51, or CONNECT1, is an ongoing open-label, multiple ascending dose, or MAD, Phase 2 study in boys and young men living with DMD being conducted in Canada. The CONNECT1 study was designed to provide proof-of-concept for our EDO platform and PGN-EDO51, as well as inform the design and conduct of our CONNECT2-EDO51, or CONNECT2, study. In July 2024, we reported initial clinical data from the CONNECT1 study from the 5 mg/kg starting dose cohort (n=3). PGN-EDO51 produced mean exon skipping in biceps tissue of 2.15% at week 13 compared to baseline, measured by RT-PCR. In addition, PGN-EDO51 achieved a mean muscle-adjusted dystrophin level of 1.49% of normal (0.70% increase from baseline) and a mean absolute dystrophin level (by Western blot analysis) of 0.61% of normal (0.26% increase from baseline), in each case after four doses, measured at week 13. As of October 31, 2024, all three participants in this cohort were continuing to be dosed with PGN-EDO51 at 5 mg/kg in the long-term extension, or LTE, phase of the clinical trial. As of October 31, 2024, a total of 10 doses had been administered at 10 mg/kg in the ongoing CONNECT1 study. Based on the totality of data in both the 5 mg/kg cohort and the ongoing 10 mg/kg cohort in the CONNECT1 trial as of October 31, 2024, we believe PGN-EDO51 has a favorable emerging safety profile. There have been no treatment-related serious adverse events, or SAEs, and all treatment-related adverse events have been mild or moderate. There was no sustained elevation in kidney biomarkers. There were also no changes in hepatic function and no cases of hypokalemia, anemia or thrombocytopenia. Asymptomatic hypomagnesemia has been observed in two participants in the 10 mg/kg cohort and treated with oral magnesium supplementation. As of October 31, 2024, all participants continue in the study as planned, with no discontinuations, dose modifications or dose interruptions.

Based on learnings from the 5 mg/kg cohort, we have amended the CONNECT1 study protocol. The changes include adjusting the timing for the final biopsy from Day 7 to Day 28, adjusting the Performance of Upper Limb, or PUL, test entry score from three to four for inclusion, and adjusting the eligible age group from eight years of age and older to six - 16 years of age, all subject to regulatory clearance. We have also expanded the 10 mg/kg cohort from three to four participants. With these adjustments, we expect to report results from the 10 mg/kg cohort by year-end 2025.

The second Phase 2 study of PGN-EDO51, CONNECT2, is a multinational, randomized, double-blind, placebo-controlled MAD study. The CONNECT2 study will evaluate multiple dose cohorts and trial participants will be administered PGN-EDO51 once every four weeks for six months. We will assess safety, tolerability, exon skipping, dystrophin expression and functional outcomes in this study. Based on the data from CONNECT1, including PGN-EDO51’s favorable emerging safety profile to date, we are also working to optimize the design of the CONNECT2 trial. The CONNECT2 study, together with data from the CONNECT1 study, is intended to support a potential accelerated approval pathway for PGN-EDO51, subject to regulatory authority feedback.

In February 2024, we received clearance from the Medicines and Healthcare products Regulatory Agency, or the MHRA, to initiate CONNECT2 in the United Kingdom, or U.K. We plan to continue to engage with regulators in the European Union, or the EU, regarding the CONNECT2 study and expect to file an investigational new drug, or IND, application and open the clinical trial in the U.S. by year-end, subject to regulatory clearance.

The U.S. Food and Drug Administration, or the FDA has granted both orphan drug designation and rare pediatric disease designation, or RPDD, for PGN-EDO51 for the treatment of DMD patients who are amenable to exon 51 skipping.

We are also developing PGN-EDODM1 for the treatment of DM1 and are utilizing what we believe to be a unique mechanism of action and a different delivery approach compared to other approaches in more advanced stages of clinical development. We have conducted extensive preclinical studies of our product candidate, and these preclinical data form the basis of our clinical development plan for PGN-EDODM1. In May 2023, we announced that we received a clinical hold notice from the FDA, regarding our investigational new drug, or IND, application to initiate our first-in-human Phase 1 FREEDOM-DM1, or FREEDOM, study. In September 2023, we announced that Health Canada had cleared our Clinical Trial Application, or CTA, for the FREEDOM study in Canada. In October 2023, we announced that the FDA lifted the clinical hold on the FREEDOM study, allowing this study to proceed in the U.S. In December 2023, we announced that the MHRA had cleared our CTA for the FREEDOM study in the U.K. and we began dosing patients in this study. FREEDOM is a multinational, randomized, double-blind, placebo-controlled, single ascending dose, or SAD, study designed to assess PGN-EDODM1’s safety and tolerability, splicing correction and functional outcome measures in DM1 patients. We expect to report data from both the 5 mg/kg and 10 mg/kg dose cohorts in this study by the end of the first quarter of 2025.

The safety data from the ongoing FREEDOM study has informed the design of the FREEDOM2-DM1, or FREEDOM2, Phase 2 randomized, double-blind, placebo-controlled MAD study of PGN-EDODM1 in DM1 patients. FREEDOM2 is designed to assess PGN-EDODM1’s safety and tolerability, splicing correction and functional outcome measures in DM1 patients. Both Health Canada and the MHRA have cleared our CTA filings for the FREEDOM2 study, and we expect to initiate patient dosing in the fourth quarter of 2024. We also plan to open the FREEDOM2 study in the U.S., subject to regulatory clearance.

The FDA has granted both orphan drug designation and Fast Track designation for PGN-EDODM1 for the treatment of DM1.

In addition to these lead candidates, we are developing EDO candidates for additional DMD sub-populations amenable to skipping of other exons, including exon 53, 45 and 44. We have previously reported robust exon 53-skipping levels following either a single dose or multiple doses in non-human primates, or NHPs, for our PGN-EDO53 program. We continue to evaluate PGN-EDO53 in CTA and/or IND-enabling preclinical studies.

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

We have incurred operating losses in each year since our inception. Our net losses were $67.7 million and $59.1 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. As of September 30, 2024, we had cash, cash equivalents, and marketable securities of $138.9 million. As of September 30, 2024, we had an accumulated deficit of $249.2 million. We expect our expenses and operating losses will continue as we conduct our ongoing preclinical studies and current and planned clinical trials, continue our research and development activities, utilize third parties to manufacture our product candidates and related raw materials, hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with an exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs. In addition, we have several development, regulatory and commercial milestone payment obligations under our licensing arrangements. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies and current and planned clinical trials and our expenditures on other research and development activities.

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

The following table (in thousands) summarizes our research and development expenses for the three and nine months ended September 30, 2024 and September 30, 2023. The direct external development program expenses reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Our internal resources, personnel and infrastructure are not directly tied to any one research or drug discovery program and are deployed across multiple programs. As such, we do not track internal expenses on a program-specific basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
External expenses:
PGN-EDO51	$2,826	$7,790	$15,270	$16,146
PGN-EDODM1	5,131	5,154	15,979	12,588
PGN-EDO53	337	111	494	207
Other programs and unallocated expenses	517	588	1,278	3,700
Total external expense	8,811	13,643	33,021	32,641
Internal expenses:
Personnel-related (including stock-based compensation)	6,332	4,629	17,126	12,001
Facilities and related costs	1,426	1,269	4,374	3,884
Other	1,153	999	2,996	3,300
Total research and development expenses	$17,722	$20,540	$57,517	$51,826

We expect to increase our research and development expenses in the remainder of 2024, as compared to the same period in 2023, as we conduct our ongoing Phase 2 clinical trials for PGN-EDO51 and our ongoing Phase 1 clinical trial of PGN-EDODM1, and potentially initiate dosing in our FREEDOM2 Phase 2 clinical trial for PGN-EDODM1. We also continue to increase our research and development headcount to support these programs. Research and development expenses for our lead programs can be variable quarter-over-quarter due to the timing of manufacturing campaigns, which are accounted for under the percentage of completion method. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving marketing approval for any of our product candidates.

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
•
the cost and timing of manufacturing our product candidates and the cost and timing of our manufacturing campaigns;
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

Income Taxes

We have not recorded a U.S. provision for federal or state income taxes as we have no revenue and have incurred losses since inception. We did not record any tax liability for the three and nine months ended September 30, 2024 or September 30, 2023.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and September 30, 2023.

The following table summarizes our results of operations for the three months ended September 30, 2024 and September 30, 2023 (in thousands):

	Three Months Ended September 30,		Period-to-
	2024	2023	Period Change
Operating expenses:
Research and development	$17,722	$20,540	$(2,818)
General and administrative	5,449	4,240	1,209
Total operating expenses	$23,171	$24,780	$(1,609)
Operating loss	$(23,171)	$(24,780)	$1,609
Other income (expense), net
Interest income	1,826	1,578	248
Other (expense) income, net	(39)	(88)	49
Total other income (expense), net	1,787	1,490	$297
Net loss before income tax	$(21,384)	$(23,290)	$1,906
Income tax expense	—	—	—
Net loss	$(21,384)	$(23,290)	$1,906

Research and Development Expenses

Research and development expenses decreased by $2.8 million from $20.5 million for the three months ended September 30, 2023, to $17.7 million for the three months ended September 30, 2024. This was attributable to a $3.8 million decrease in manufacturing costs related to the timing of manufacturing campaigns, and a $2.7 million decrease in preclinical costs as our two lead programs are now in clinical trials. These decreases were partially offset by increased costs associated with the advancement of clinical trials for our two lead programs, including a $1.0 million increase in clinical trial costs, and a $1.7 million increase in personnel-related costs, including an increase of $0.6 million in stock-based compensation expense. There was also a $0.6 million increase in consulting expenses and a $0.2 million increase in facility and other office related expenses.

General and Administrative Expenses

General and administrative expenses increased by $1.2 million from $4.2 million for the three months ended September 30, 2023, to $5.4 million for the three months ended September 30, 2024. The increase was primarily driven by an increase of $1.1 million in personnel-related costs due to increased headcount, including $0.7 million in stock-based compensation expense.

Other Income (Expense), Net

Other income (expense), net was income of $1.8 million for the three months ended September 30, 2024 and $1.5 million for the three months ended September 30, 2023. Interest is earned through our cash deposits and U.S. Treasury-backed money market funds.

Income Tax Expense

Income tax expense was nil for the three months ended September 30, 2024 and September 30, 2023.

Comparison of the Nine Months Ended September 30, 2024 and September 30, 2023.

The following table summarizes our results of operations for the nine months ended September 30, 2024 and September 30, 2023 (in thousands):

	Nine Months Ended September 30,		Period-to-
	2024	2023	Period Change
Operating expenses:
Research and development	$57,517	$51,826	$5,691
General and administrative	15,877	12,129	3,748
Total operating expenses	$73,394	$63,955	$9,439
Operating loss	$(73,394)	$(63,955)	$(9,439)
Other income (expense), net
Interest income	5,682	5,054	628
Other (expense) income, net	(27)	(230)	203
Total other income (expense), net	$5,655	$4,824	$831
Net loss before income tax	$(67,739)	$(59,131)	$(8,608)
Income tax expense	—	—	—
Net loss	$(67,739)	$(59,131)	$(8,608)

Research and Development Expenses

Research and development expenses increased by $5.7 million from $51.8 million for the nine months ended September 30, 2023, to $57.5 million for the nine months ended September 30, 2024. This increase was attributable to expenses related to the advancement of clinical trials for our two lead programs, including a $7.2 million increase in clinical trial costs, a $1.0 million increase in manufacturing costs, and a $5.1 million increase in personnel-related costs, including an increase of $1.3 million in stock-based compensation expense. Additionally, there was an increase of $0.4 million in facility and other office related expenses, including depreciation, and a $0.2 million increase in consulting expense. These increases were partially offset by a $8.6 million decrease in preclinical costs as our two lead programs are now in clinical trials.

General and Administrative Expenses

General and administrative expenses increased by $3.7 million from $12.1 million for the nine months ended September 30, 2023, to $15.9 million for the nine months ended September 30, 2024. The increase was driven primarily by an increase of $3.3 million in personnel-related costs due to increased headcount, including $1.7 million in stock-based compensation expense, and an increase of $0.6 million in facility and office related expenses related to rent expense for our operating lease and depreciation on office furniture. These increases were partially offset by a $0.2 million decrease in insurance expense.

Other Income (Expense), Net

Other income (expense), net was income of $5.7 million for the nine months ended September 30, 2024 and $4.8 million for the nine months ended September 30, 2023. Interest is earned through our cash deposits and U.S. Treasury-backed money market funds.

Income Tax Expense

Income tax expense was nil for the nine months ended September 30, 2024 and September 30, 2023.

Liquidity and Capital Resources

Sources of Liquidity

From our inception in January 2018 through September 30, 2024, we have funded our operations primarily through the sale of our common stock and convertible preferred stock. We received aggregate gross proceeds of $163.9 million from these sales prior to our IPO. Additionally, in May 2022, we received gross proceeds from our IPO of $122.9 million.

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

Future Funding Requirements

As of September 30, 2024, we had cash, cash equivalents, and marketable securities of $138.9 million. Based on our currently planned operations, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations into 2026. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for the nine months ended September 30, 2024 and September 30, 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(62,897)	$(49,573)
Investing activities	(64,169)	(2,415)
Financing activities	88,621	(215)
Effect of exchange rate changes on cash	(40)	64
Net decrease in cash, cash equivalents and restricted cash	$(38,485)	$(52,139)

Operating Activities

For the nine months ended September 30, 2024, net cash used in operating activities was $62.9 million resulting from our net loss of $67.7 million, and changes in our operating assets and liabilities of $4.3 million, partially offset by non-cash adjustments of $9.2 million. The net changes in our operating assets and liabilities were primarily due to an increase in accounts payable of $4.9 million related to manufacturing commitments. The change was further driven by a decrease in accrued expenses of $5.8 million, an increase in prepaids and other current assets of $1.2 million, and a decrease in operating lease liabilities of $2.2 million. The $5.8 million decrease in accrued expenses was primarily due to lower research and development accruals as a result of the timing of manufacturing campaigns. The non-cash adjustments included $8.1 million of stock-based compensation, $1.1 million of depreciation expense, $2.9 million of amortization of discounts on our marketable securities, and $2.8 million of amortization and interest accretion on our operating lease.

For the nine months ended September 30, 2023, net cash used in operating activities was $49.6 million resulting from our net loss of $59.1 million partially offset by non-cash adjustments of $5.7 million and changes in our operating assets and liabilities of $3.7 million. The net changes in our operating assets and liabilities were primarily due to an increase in accounts payable of $2.6 million, accrued expenses of $2.0 million, and prepaids and other assets of $0.7 million, and a decrease in operating lease liabilities of $1.5 million. The non-cash adjustments included $5.1 million of stock-based compensation, $0.8 million of depreciation expense, and $0.2 million of amortization and interest accretion on our operating lease.

Investing Activities

For the nine months ended September 30, 2024, net cash used in investing activities was $64.2 million resulting from $123.9 million in purchases of marketable securities partially offset by $60.0 million in maturities and sales of marketable securities.

For the nine months ended September 30, 2023, net cash used in investing activities was $2.4 million related to the purchase of property and equipment, primarily associated with building lab space at our new Boston headquarters.

Financing Activities

For the nine months ended September 30, 2024, net cash provided by financing activities was $88.6 million resulting from $76.9 million in proceeds from the Follow-on Offering, $9.9 million in proceeds from sales under the Sales Agreement, and $2.4 million from proceeds from the purchase of shares under employee equity plans, partially offset by $0.5 million in the payment of deferred offering costs.

Net cash provided by financing activities was $0.2 million during the nine months ended September 30, 2023 related to the payment of deferred offering costs related to the 2023 registration statement on Form S-3 partially offset by proceeds from the purchase of shares under employee equity plans.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of September 30, 2024, we had $138.9 million in cash, cash equivalents, and marketable securities, consisting of cash in a readily available checking account and U.S. treasury-backed money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term maturities of our investments, we believe a hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would not have had a material impact on our financial results.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and money market accounts. As of September 30, 2024, our cash and money market accounts were held by three financial institutions in the U.S. At times, our deposits held in the U.S. may exceed the respective insured limits of the Federal Depository Insurance Corporation and Financial Services Compensation Scheme.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be a party to litigation or subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. As of September 30, 2024, we were not a party to any material legal proceedings.

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

Since inception, we have incurred significant operating losses. Our net losses were $67.7 million and $59.1 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $249.2 million. To date, we have financed our operations primarily with the proceeds raised from the sale of our convertible preferred stock in private placements and common stock in our IPO and our equity offerings in early 2024, described below. We have devoted substantially all of our financial resources and efforts to research and development activities, business planning, establishing and maintaining our intellectual property portfolio, acquiring and developing product and technology rights, hiring personnel, leasing premises and associated capital expenditures, raising capital, and providing general and administrative support for these operations. We are still in the early stages of development of our programs and have only advanced two product candidates into clinical development. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

•
complete preclinical activities for our programs in DMD and DM1 and continue to advance them through clinical development;
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

While we have completed our Phase 1 clinical trial for PGN-EDO51 and initiated two Phase 2 clinical trials for PGN-EDO51, a Phase 1 clinical trial for PGN-EDODM1 and more recently, a Phase 2 clinical trial for PGN-EDODM1, we expect that it will be many years, if ever, before we have a product candidate ready for commercialization. To become and remain profitable, we must succeed in developing, obtaining the necessary regulatory approvals for and eventually commercializing a product or products that generate significant revenue. The ability to achieve this success will require us to be effective in a range of challenging activities, including:

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

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we identify, continue the research and development of, continue preclinical testing and initiate clinical trials of, arrange for the manufacturing of, and potentially seek marketing approval for any product candidates that successfully completes clinical testing. To date, we have only completed a Phase 1 clinical trial for our first product candidate, PGN-EDO51 and initiated one additional Phase 1 clinical trial for PGN-EDODM1 and two Phase 2 clinical trials for PGN-EDO51 and one Phase 2 clinical trial for PGN-EDODM1. In addition, if we obtain marketing approval for any product candidate, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed, on attractive terms or at all, we may be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of September 30, 2024, we had cash, cash equivalents, and marketable securities of $138.9 million. Prior to our IPO in May 2022, we raised aggregate gross proceeds of $133.5 million from the private placement of convertible preferred stock. We raised aggregate gross proceeds of $122.9 million from our IPO.

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

We commenced operations in 2018, have no products approved for commercial sale and have not generated any revenue from product sales. To date, our operations have been limited to organizing and staffing our company, business planning, executing collaborations, raising capital, licensing, conducting research activities, conducting preclinical studies of our programs and clinical trials of our product candidates, filing and prosecuting patent applications and providing general and administrative support for these operations. One of our product candidates, PGN-EDO51, completed a Phase 1 clinical trial and we have initiated one additional Phase 1 clinical trial for PGN-EDODM1 and two Phase 2 clinical trials for PGN-EDO51 and more recently, a Phase 2 clinical trial for PGN-EDODM1. All of our other research programs are still in the research or preclinical stage of development, and their risk of failure is high. We have not yet demonstrated our ability to successfully complete clinical trials consistently, obtain marketing approvals, manufacture product on a commercial scale or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

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

We are early in our development efforts and have invested our research efforts to date in developing our EDO platform. We have a portfolio of research programs and we have two product candidates in clinical trials — PGN-EDO51 for DMD and PGN-EDODM1 for DM1. We have completed a Phase 1 clinical trial for our first product candidate, PGN-EDO51 in HVs. We have initiated our Phase 2 CONNECT1 trial for PGN-EDO51 in Canada, and began dosing patients in January of 2024. In July 2024, we reported initial data from the low dose cohort (5 mg/kg) in this trial. Based on this data, we have amended the CONNECT1 study protocol to implement several changes. We received clearance from the MHRA to initiate our multinational Phase 2 CONNECT2 trial for PGN-EDO51 in February 2024. Based on data from our CONNECT1 trial we are also optimizing the design of the CONNECT2 trial. We have initiated a Phase 1 clinical trial, designated FREEDOM, for our second product candidate, PGN-EDODM1, and began dosing patients in December 2023. We have also opened a Phase 2 clinical trial, FREEDOM2, in Canada and the U.K.

We are evaluating our third product candidate, PGN-EDO53 in preclinical studies, but have not completed IND- or CTA-enabling activities for PGN-EDO53 or any of our other product candidates or advanced any of our other product candidates into clinical trials. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

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

The risk of failure in developing product candidates is high. It is impossible to predict when or if any product candidate would prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development, obtain regulatory clearance to commence clinical trials, and then conduct extensive clinical trials to demonstrate the safety and efficacy of product candidates in humans. To date, we have only completed a Phase 1 clinical trial of PGN-EDO51 and initiated an additional Phase 1 clinical trial of PGN-EDODM1, two Phase 2 clinical trials of PGN-EDO51 and more recently, a Phase 2 clinical trial for PGN-EDODM1.

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

Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support clearance of our INDs, CTAs and other similar regulatory filings. We cannot be certain if the outcome of our preclinical studies and clinical trials will ultimately support further development of our product candidates or future programs, or future regulatory approval and commercialization. Although we have completed a Phase 1 study of our lead product candidate, PGN-EDO51, initiated two Phase 2 studies of PGN-EDO51 and initiated a Phase 1 and a Phase 2 clinical trial of our second candidate, PGN-EDODM1, we cannot be certain of the completion or outcome of our preclinical testing and studies for our other product candidates and cannot predict whether the FDA, European Medicines Agency, or EMA, or comparable foreign regulatory authorities will accept our proposed clinical programs for PGN-EDO51 or PGN-EDODM1, or whether the outcome of our preclinical testing and studies will ultimately support the further development of our other product candidates, including PGN-EDO53. Conducting preclinical testing is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity and novelty of the program, and often can be several years or more per program. In addition, the progress and timing of our preclinical studies, including pharmacology and toxicology studies, may be impacted by the limited supply of NHPs needed for such studies. As a result, we cannot be sure that we will be able to submit INDs, CTAs and other similar regulatory filings for our programs on the timelines we expect, if at all, and we cannot be sure that submission of such regulatory filings will result in the FDA, EMA or comparable foreign regulatory authorities allowing clinical trials to begin, including in the case of our CONNECT2 clinical study for PGN-EDO51 and our FREEDOM2 clinical study for PGN-EDODM1. For example, in May 2023, we announced that we received a clinical hold notice from the FDA regarding our IND application to initiate our Phase 1 FREEDOM study, and in June 2023, we provided an update on our plans with respect to this program. In October 2023, we announced that the FDA lifted the clinical hold on our Phase 1 FREEDOM study, allowing this study to proceed in the U.S.

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

We are in the early stages of our programs and have successfully completed a Phase 1 HV clinical trial in Canada for our lead product candidate, PGN-EDO51, have initiated a Phase 1 clinical trial for our PGN-EDODM1 product candidate and reported early data from the low dose cohort of our first Phase 2 trial of PGN-EDO51 in DMD patients, but we have not completed IND- or CTA-enabling activities for our other product candidates or advanced any other product candidates into clinical development. As a result, our belief in the capabilities of our platform is based on early research, preclinical studies, our completed Phase 1 clinical trial in HVs and early data from our Phase 2 study of PGN-EDO51 and our Phase 1 study of PGN-EDODM1. However, the results of preclinical studies may not be predictive of the results of later preclinical studies or clinical trials, and the results of any early-stage clinical trials may not be predictive of the results of later clinical trials. For example, we may not see the same levels of exon skipping, oligonucleotide delivery or dystrophin production in DMD patients as was observed in our preclinical studies or, with respect to exon skipping and oligonucleotide delivery, in our Phase 1 HV study of PGN-EDO51. While we saw high mean levels of exon skipping (2.15%) in all participants at the 5 mg/kg starting dose of our CONNECT1 Phase 2 study after four doses and three months of treatment, we did not achieve the level of dystrophin that we had anticipated. With a longer treatment period and higher doses of PGN-EDO51, we expect to see higher levels of exon skipped transcript potentially resulting in significant increases in dystrophin, but this may not be the case. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Our clinical trials may not ultimately be successful or support further clinical development of our product candidates. There is a high failure rate for product candidates proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any such setbacks in our clinical development could materially harm our business and results of operations.

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

For example, DMD amenable to exon 51 skipping is a rare disease, and there are several therapies approved in certain territories or in clinical development, which can make enrollment in our CONNECT1 and CONNECT2 trials more challenging. Our inability to enroll a sufficient number of patients for our clinical trials, including our ongoing trials for PGN-EDO51 and PGN-EDODM1, would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in these clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing. Furthermore, we rely on and expect to continue to rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and we will have limited influence over their performance.

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

From time to time, we may publicly disclose preliminary or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, in September 2022, we announced results from our Phase 1 clinical trial of PGN-EDO51, in July 2024, we announced initial results from our CONNECT1 Phase 2 trial from the low dose (5 mg/kg) cohort as well as high level safety information for the ongoing 10 mg/kg dose cohort, and more recently, we provided additional safety information from the ongoing CONNECT1 trial. The topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data and preliminary results should be viewed with caution until the final data are available.

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

We have completed dosing up to 15 mg/kg in a Phase 1 clinical trial of PGN-EDO51, in which PGN-EDO51 was generally well-tolerated at clinically active doses, and are dosing patients at 5 mg/kg and 10 mg/kg in an ongoing Phase 2 clinical trial of PGN-EDO51, in which we believe PGN-EDO51 has continued to demonstrate a favorable safety profile as of October 31, 2024, but there can be no assurance that our product candidates will not cause undesirable side effects in patients. For example, in preclinical toxicology studies of PGN-EDO51 in normal NHPs, we observed transient, clinical signs of hypotension in some animals treated at a dose level higher than that which we intend to evaluate in the clinic. In addition, in our Phase 1 clinical trial of PGN-EDO51, at 15 mg/kg, we observed mild, transient, reversible changes in kidney biomarkers that resolved without intervention in all but one participant who experienced a non-life threatening serious adverse event. While the trial was not halted by the safety review committee nor put on hold by Health Canada, under the protocol for this Phase 1 clinical trial, any non-life-threatening SAE was considered a dose-limiting toxicity. This participant was admitted to the hospital for less than 24 hours, received intravenous hydration, and then was re-admitted to the Phase 1 unit and completed the study. We also observed transient mild to moderate hypomagnesemia in two participants in the Phase 1 trial, which did not require intervention. Based on published data and other publicly available information, such adverse events are consistent with the types of events reported with this class of oligonucleotides in general. In the ongoing CONNECT1 Phase 2 study, based on the totality of data in both the 5 mg/kg cohort and the ongoing 10 mg/kg cohort as of October 31, 2024, we believe PGN-EDO51 has a favorable emerging safety profile. There have been no treatment-related SAEs and all treatment-related adverse events have been mild or moderate. There was no sustained elevation in kidney biomarkers. There were also no changes in hepatic function and no cases of hypokalemia, anemia or thrombocytopenia. Asymptomatic hypomagnesemia has been observed in two participants in the 10 mg/kg cohort and treated with oral magnesium supplementation. All participants continue in the study as planned, with no discontinuations, dose modifications or dose interruptions as of October 31, 2024.

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

Despite the outcome of our Phase 1 clinical trial of PGN-EDO51 and the early results from our Phase 2 CONNECT1 study, further results from our CONNECT1 or future results from our CONNECT2 Phase 2 clinical trials for PGN-EDO51 or studies of any other product candidate could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics than previously anticipated. If any product candidates we develop are associated with serious adverse events, undesirable side effects or unexpected characteristics, we may need to abandon their development or limit development to certain uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, any of which would have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, regulatory authorities may draw different conclusions, require additional testing to confirm these determinations, require more restrictive labeling or deny regulatory approval of the product candidate. Many product candidates that initially showed promise in early-stage testing have later been found to cause side effects that prevented further clinical development of the product candidates.

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

Finally, legislative proposals are pending that, if enacted, could negatively impact U.S. funding for certain biotechnology providers, including some of our vendors, that may have relationships with certain foreign governments or are viewed as posing a threat to national security. This could result in our inability to continue to engage with one or more of our vendors or impair our ability to contract with new vendors, which could result in supply delays or shortages, clinical trial delays and the need to engage new vendors in a competitive marketplace.

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

Designation of a drug as a product for a rare pediatric disease does not guarantee that a marketing application for such drug will meet the eligibility criteria for a rare pediatric disease PRV at the time the application is approved. While we have received RPDD from the FDA for PGN-EDO51 for the treatment of DMD patients who are amenable to exon 51 skipping, we would need to request a rare pediatric disease PRV in the marketing application of PGN-EDO51. The FDA may determine that any such marketing application, if approved, does not meet the eligibility criteria for a PRV. The authority for the FDA to award rare pediatric disease PRVs is currently limited to drugs that have received RPDD prior to December 20, 2024, and the FDA may only award rare pediatric disease PRVs for drugs that are approved by September 30, 2026. If a marketing application for PGN-EDO51 is not approved prior to September 30, 2026 for any reason, regardless of whether it meets the criteria for a rare pediatric disease PRV, it will not be eligible for a PRV, unless the authority for FDA to award rare pediatric disease PRVs is further extended through federal lawmaking.

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

Among other requirements, the GDPR includes restrictions on cross-border transfers of personal data subject to the GDPR to countries outside the EEA/U.K. that have not been found to provide adequate protection to such personal data (third countries), unless a valid GDPR transfer mechanism (for example, the European Commission approved Standard Contractual Clauses, or SCCs, certification to the EU-U.S. Data Privacy Framework (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the framework) and the U.K. International Data Transfer Agreement/Addendum, or U.K. IDTA) has been put in place. Where relying on the SCCs /U.K. IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal data. The international transfer obligations under the EEA/U.K. data protection regimes will require significant effort and cost and may result in us needing to make strategic considerations around where EEA/U.K. personal data is transferred and which service providers we can utilize for the processing of EEA/U.K. personal data. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. Switzerland has also adopted similar restrictions on transfer of personal data outside of its borders. Although the U.K. is regarded as a third country under the EU’s GDPR, the European Commission has adopted an (adequacy decision) in favor of the U.K., a decision recognizing the U.K. as providing adequate protection under the EU GDPR and enabling data transfers from EU Member States to the U.K. without additional safeguards. However, the U.K. adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision and remains under review by the Commission during this period. The U.K. government has confirmed that personal data transfers from the U.K. to the EEA remain free flowing. The U.K. Government announced that it plans to introduce a Digital Information and Smart Data Bill, or U.K. Bill, into the U.K. legislative process. If passed, the final version of the U.K. Bill may have the effect of further altering the similarities between the U.K. and EEA data protection regime and threaten the U.K. Adequacy Decision from the European Commission. This may lead to additional compliance costs and could increase our overall risk. It is unclear how U.K. data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the U.K. will be regulated in the long term. Although the EU GDPR and the U.K. GDPR currently impose substantially similar obligations it is possible that over time the respective provisions, interpretations and enforcement of the EU GDPR and U.K. GDPR may further diverge in the future and create additional regulatory challenges and uncertainties. The lack of clarity on future U.K. laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and cost to our handling of U.K. and EEA personal data and our privacy and data security compliance programs, and could require us to implement different compliance measures for the U.K. and the EEA.

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

Similar privacy and data security requirements are either in place or underway in the U.S. There are numerous data protection laws that may be applicable to our activities, and a range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered or have been implemented at both the state and federal levels. For example, the California Consumer Privacy Act of 2018, or the CCPA, which became effective on January 1, 2020, requires companies that process information of California consumers (as defined under the CCPA) to provide disclosures to such consumers about their data collection, use and sharing practices, provides Californian consumers with new individual data privacy rights, imposes new operational requirements for covered businesses, provides a private right of action for data breaches and creates a statutory damages framework. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities depending on how such laws are interpreted. Additionally as of January 1, 2023, the California Privacy Rights Act, or CPRA has significantly modified the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also created a new state agency that will be vested with authority to implement and enforce the CCPA.

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

We expect to face competition from existing products and product candidates in development for each of our programs. Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA® (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc., or PTC. Individuals with DMD also use prednisone or prednisolone off-label. In addition, there are several FDA-approved exon skipping drugs: EXONDYS 51® (eteplirsen) and VYONDYS 53® (golodirsen), which are naked PMOs approved for the treatment of DMD patients amenable to exon 51 and exon 53 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc., or Sarepta; and VILTEPSO® (viltolarsen), a naked PMO approved for the treatment of DMD patients amenable to exon 53 skipping, which is marketed in the U.S. by NS Pharma, Inc. Companies focused on developing treatments for DMD that target dystrophin production, as our DMD program does, include Dyne Therapeutics, Inc., or Dyne, with DYNE-251, an antibody-conjugated PMO that targets exon 51 skipping in a Phase 1/2 clinical trial;

BioMarin Pharmaceutical Inc., with BMN-351, a phosphorothioate oligonucleotide that targets exon 51 skipping currently in preclinical development; and Wave Life Sciences Ltd. with WVE-N531, a stereopure oligonucleotide in a Phase 1/2 clinical trial for patients amenable to exon 53 skipping. In November 2024, Sarepta announced it was discontinuing development of SRP-5051, a peptide-linked PMO for patients amenable to exon 51 skipping.

In addition, several companies are developing gene therapies to treat DMD. These include ELEVIDYS® (SRP-9001) which was approved in June 2023 for treatment of ambulatory pediatric patients aged 4 through 5 years with DMD with a confirmed mutation in the DMD gene. Sarepta filed an efficacy supplement to its biologics license application to expand the label of ELEVIDYS to encompass “treatment of DMD patients with a confirmed mutation in the DMD gene.” In June 2024, the FDA granted approval of an expansion to the labeled indication for ELEVIDYS to include individuals with DMD with a confirmed mutation in the DMD gene who are at least 4 years of age, granting traditional approval for ambulatory patients and accelerated approval for non-ambulatory patients. Continued approval for non-ambulatory DMD patients may be contingent upon verification of clinical benefit in a confirmatory trial. In addition, several other companies are developing investigational gene therapies to treat DMD, including Sarepta’s Galgt2 gene therapy program, and Solid Biosciences Inc.’s SGT-003 and REGENXBIO Inc.’s RGX-202, currently in clinical development. Gene editing treatments that are in preclinical development are also being pursued by Vertex Pharmaceuticals, Inc., or Vertex, and Sarepta. In June 2024, Pfizer announced that its experimental gene therapy for DMD failed to meet the primary and secondary goals of its Phase 3 trial and in July 2024 announced that it has stopped development for this therapy. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD, including Edgewise Therapeutics, Inc. with EDG-5506, a muscle stabilizer that is currently in clinical development and Duvyzat (givinostat), an oral histone deacetylase, or HDAC inhibitor, that reduces fibrosis in patients with DMD and was approved by the FDA in March of 2024 for the treatment of DMD in patients six years of age and older, and is under review by the EMA.

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

As of September 30, 2024, we had 76 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs and, if any product candidate receives marketing approval, sales, marketing, distribution and coverage and reimbursement capabilities. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Despite the implementation of security measures, given the size and complexity of our internal information technology systems and those of our current and future vendors, collaborators and other contractors or consultants, and the increasing amounts of confidential information that we and our affiliated third parties maintain, such information technology systems are still vulnerable to damage or interruption from computer viruses, computer hackers, malicious code, ransomware, social engineering attacks (including phishing attacks), employee error, theft or misuse, denial-of-service attacks, sophisticated nation-state and nation-state-supported actors, unauthorized access, natural disasters, terrorism, war, telecommunication and electrical failures or other compromise. The risk of a cybersecurity incident, breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. As a result of the effects of a pandemic, such as the COVID-19 pandemic or other health crisis, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely for a portion of their time, which may create additional opportunities for cybercriminals to exploit vulnerabilities. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. As such, we may experience cybersecurity incidents, breaches, or compromises that may remain undetected for an extended period. We may be unable to anticipate all types of cybersecurity threats, or implement preventive measures effective against all such cybersecurity threats. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection and to remove or obfuscate forensic evidence.

We and certain of our service providers are from time to time subject to cyberattacks and cybersecurity incidents, breaches, or compromises. While we do not believe that we have experienced any significant system failure, accident or cybersecurity breach or incident to date, if such an event were to occur, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary or confidential information or other disruptions. For example, the loss of clinical trial data from clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. If we were to experience a significant cybersecurity incident or breach of our information systems or data, the costs associated with the investigation, remediation and potential notification of the incident or breach to counterparties, data subjects, regulators or others could be material. In addition, our remediation efforts may not be successful. Moreover, if the information technology systems of our vendors, collaborators and other contractors and consultants become subject to disruptions or cybersecurity incidents or breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss or the loss of or damage to intellectual property or other proprietary information.

To the extent that any disruption, cybersecurity incident, breach, or compromise were to result in a loss of, or damage to, our or our vendors’, collaborators’ or other contractors’ or consultants’ data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, including litigation exposure and penalties and fines. Any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our customers or employees, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. We could become the subject of regulatory action or investigation, and our competitive position and reputation could be harmed and the further development and commercialization of our product candidates could be delayed. As a result of such an event, we may also be in breach of our contractual obligations. Any of the above could have a material adverse effect on our business, financial condition, results of operations or prospects.

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

Based upon our common stock outstanding as of September 30, 2024, our executive officers, directors, greater than five percent shareholders and their affiliates beneficially own approximately 47.4% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, even though some of these persons or entities may have interests that are different than those of yours. For example, these stockholders, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of substantially all of our assets.

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

In addition, holders of an aggregate of 8,778,170 shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also filed or will file registration statements on Form S-8 to register all of the shares of common stock that we are able to issue under our equity compensation plans. Shares registered under these registration statements on Form S-8 can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates, vesting arrangements, exercise of options and any contractual restrictions that may apply to such shares.

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

As a company that carries out extensive research and development activities, we sought to benefit from the U.K. research and development tax relief programs, being the Small and Medium-sized Enterprises R&D tax relief program, or SME Program, and, to the extent that our projects are grant funded or relate to work subcontracted to the company by third parties, the Research and Development Expenditure Credit program, or RDEC Program. Under the SME Program, we may be able to surrender the trading losses that arise from our qualifying research and development activities for a cash rebate of approximately 33.4% of the surrenderable losses. The majority of our research and development activities during 2021 were eligible for inclusion within these tax credit cash rebate claims. We may not be able to continue to claim payable research and development tax credits in the future if we cease to qualify as an SME, based on size criteria concerning employee headcount, turnover and gross assets or if we no longer conduct qualifying research and development activities through our wholly-owned subsidiary PepGen Limited. The U.K. Finance Act of 2021 introduced a cap on payable credit claims under the SME Program in excess of £20,000 with effect from April 2021 by reference to, broadly, three times the total PAYE and NICs liability of the company, subject to an exception which prevents the cap from applying. That exception requires the company to be creating, taking steps to create or managing intellectual property, as well as having qualifying research and development expenditure in respect of connected parties which does not exceed 15% of the total qualifying expenditure. If such exception does not apply, this could restrict the amount of credit that we are able to claim. For the nine months ended September 30, 2024, our research and development tax credits from the U.K. government were not material as the intellectual property was transferred from our wholly-owned U.K. subsidiary, PepGen Limited, to the parent company, PepGen Inc. in January 2022.

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

Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the third quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

4.2*	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-264335).
10.1**	PepGen Inc. 2024 Inducement Plan and forms of agreements thereunder
10.2**	Employment Agreement, dated August 19, 2024, between Paul D. Streck, MD, MBA and the Company
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

PEPGEN INC.

Date: November 7, 2024	By:	/s/ James McArthur
James McArthur
Chief Executive Officer

Date: November 7, 2024	By:	/s/ Noel Donnelly
Noel Donnelly
Chief Financial Officer