Form 10-K
period 2024-12-31
PepGen Inc.
filed 2025-02-24
CIK 1835597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on Nasdaq Global Select Market on June 30, 2024, was $272.9 million. The number of shares of Registrant’s Common Stock outstanding as of February 18, 2025 was 32,692,388.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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
•
the effects of any epidemics or pandemics, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to our preclinical studies and clinical trials and any future studies or trials; and
•
other risks and uncertainties, including those listed under the caption “Risk Factors.”

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions, and are subject to change due to known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk Factors” and elsewhere in this 10-K. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. You should read this 10-K and the documents that we reference in this 10-K and have filed with the U.S. Securities and Exchange Commission, or the SEC, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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
•
We are early in our development efforts. We have only completed a Phase 1 clinical trial and initiated Phase 2 clinical trials for our first product candidate, as well as initiated an additional Phase 1 clinical trial and more recently, a Phase 2 clinical trial of a second product candidate, and as a result it will be years before we commercialize a product candidate, if ever. If we are unable to advance our product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed.
•
Our business is highly dependent on the clinical advancement of our programs and modalities and is especially dependent on the success of our lead product candidates, PGN-EDO51 and PGN-EDODM1. Delay or failure to advance programs or modalities, including PGN-EDO51 and PGN-EDODM1, including as a result of a clinical hold or other regulatory action, could adversely impact our business.
•
Preclinical and clinical development involves a lengthy and expensive process with an uncertain outcome, and the results of preclinical and clinical studies, including studies of PGN-EDO51, PGN-EDODM1 and other research candidates, are not necessarily predictive of the results of later preclinical studies and any clinical trials of our product candidates. Our product candidates may not have favorable results in clinical trials, if any, or receive regulatory approval on a timely basis, if at all.
•
Substantial delays in the commencement, enrollment or completion of our clinical trials and advancement of our clinical trials, including as a result of clinical hold or other regulatory action, or failure to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities could prevent us from commercializing product candidates we determine to develop on a timely basis, if at all.
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

PART I

Item 1. Business.

Overview

PepGen Inc. (also referred to as “PepGen,” “we,” “our” or “us”) is a clinical-stage biotechnology company advancing the next generation of oligonucleotide therapeutics with the goal of transforming the treatment of severe neuromuscular and neurologic diseases. Our proprietary Enhanced Delivery Oligonucleotide, or EDO, platform is founded on over a decade of research and development and leverages cell-penetrating peptides, or CPPs, to improve the uptake and activity of conjugated oligonucleotide therapeutics. Our EDO peptides are engineered to optimize tissue penetration, cellular uptake and nuclear delivery, and in preclinical studies we have observed their ability to transport oligonucleotides into a broad range of target tissues, including smooth, skeletal, and cardiac muscle. We have also demonstrated robust delivery and activity of oligonucleotides to skeletal muscle in our early clinical trials with our investigational therapeutics, PGN-EDO51 and PGN-EDODM1. Furthermore, the high levels of pharmacological activity observed in preclinical and clinical studies support our belief that our EDO platform technology has the potential to deliver therapeutic agents to the nucleus of the target cells. Using these EDO peptides, we are generating a pipeline of oligonucleotide product candidates that target the root cause of serious diseases.

We are initially focused on addressing the underlying cause of Duchenne muscular dystrophy, or DMD, and myotonic dystrophy type 1, or DM1, that have high unmet need. Our current pipeline depicted below consists of two clinical stage programs - PGN-EDO51 for DMD patients who are amenable to exon 51 skipping and PGN-EDODM1 for DM1 patients, as well as a number of additional preclinical stage programs. We anticipate expanding this pipeline over time to include other neuromuscular targets as well as potential opportunities in neurologic diseases.

PGN-EDO51

We are developing PGN-EDO51 to treat DMD patients whose mutations are amenable to an exon 51-skipping approach. We completed a first-in-human Phase 1 clinical trial in healthy volunteers, or HVs, with PGN-EDO51 in the third quarter of 2022. Our ongoing clinical development program for PGN-EDO51 is comprised of two parallel Phase 2 studies of PGN-EDO51 in DMD patients. The first study, CONNECT1-EDO51, or CONNECT1, is an ongoing open-label, multiple ascending dose, or MAD, study in boys and young men living with DMD being conducted in Canada. The CONNECT1 study was designed to provide proof-of-concept for our EDO platform and PGN-EDO51, as well as inform the design and conduct of our CONNECT2-EDO51, or CONNECT2, study. We reported initial clinical data from CONNECT1 in the third quarter of 2024 from the 5 mg/kg dose cohort which we believe demonstrate a favorable emerging safety profile and promising early exon skipping and dystrophin production levels. The 10 mg/kg cohort is fully enrolled and participants in the 5 mg/kg cohort are continuing to dose at that level in the long-term extension, or LTE, phase of the study. We expect to report clinical data from the 10 mg/kg cohort by the end of the third quarter of 2025. We have received communication from Health Canada that dosing of participants in the 5 and 10 mg/kg cohorts may continue at their current dose levels. Health Canada has requested additional information from us to address its safety concerns before any further dose escalation or enrollment of any additional participants at the current dose levels. We are working with Health Canada to address its questions.

The second study, CONNECT2, is a randomized, double-blind, placebo-controlled MAD study. The CONNECT2 study is open in the U.K., with plans to evaluate opening the study in other geographies subject to regulatory authorizations. In December 2024, we announced that we received a clinical hold notice from the U.S. Food and Drug Administration, or FDA, regarding our investigational new drug, or IND, application to initiate the CONNECT2 study in the U.S. We are working with the FDA to address its questions regarding supportive data for the dosing levels planned for the patient population.

The CONNECT2 study has been designed and optimized based on learnings from the CONNECT1 study and, together with data from the CONNECT1 study, is intended to support a potential accelerated approval pathway for PGN-EDO51, subject to regulatory authority feedback. Based on the high levels of exon skipping observed in both the Phase 1 trial in HVs and the early results from the CONNECT1 trial at 5 mg/kg in DMD patients, we believe that higher doses and a longer duration of treatment with PGN-EDO51 may lead to therapeutically relevant accumulation of DMD exon 51-skipped transcript and an associated increase in dystrophin protein in patients, which may in turn drive meaningful clinical benefit for those who live with this devastating, progressive, life-shortening disease.

PGN-EDODM1

We are also developing PGN-EDODM1 for the treatment of DM1 and are utilizing what we believe to be a unique mechanism of action and a different delivery approach compared to other approaches in more advanced stages of clinical development. The therapeutic oligonucleotide component of PGN-EDODM1 is engineered to bind to the pathogenic cytosine-uracil-guanine, or CUG repeat expansion present in the myotonic dystrophy protein kinase, or DMPK, messenger RNA, or mRNA, of DM1 patients, thus reducing the ability of these expanded trinucleotide repeats to bind and sequester RNA binding proteins including MBNL1, a critical RNA splicing factor. The liberation of MBNL1 in turn leads to the correction of downstream mis-splicing events that drive the pathology of DM1. We believe this approach, which is not designed to knock down or degrade DMPK transcript, has the potential to selectively and directly address the underlying genetic defect central to this disease. In a DM1 mouse model, the HSALR mouse, following single and repeat dosing of PGN-EDODM1 every four weeks, we observed robust correction of mis-splicing and resolution of myotonia.

Our clinical development program for PGN-EDODM1 includes two ongoing studies. FREEDOM-DM1, or FREEDOM, is a Phase 1 multinational, randomized, double-blind, placebo-controlled, single ascending dose, or SAD, study, designed to assess PGN-EDODM1's safety and pharmacokinetics. In addition, the study will explore the potential impact of PGN-EDODM1 on splicing correction, and functional outcome measures in DM1 patients. On February 24, 2025, we reported initial data from the 5 mg/kg and 10 mg/kg dose cohorts in this study. PGN-EDODM1 was observed to have a favorable emerging safety profile and robust splicing correction in a dose-dependent manner in the 5 and 10 mg/kg dose cohorts. The 15 mg/kg cohort is currently enrolling participants and we have begun dosing at this level. We anticipate reporting data from this cohort in the second half of 2025. The second study, FREEDOM2-DM1, or FREEDOM2, is a Phase 2 multinational, randomized, double-blind, placebo-controlled MAD study in DM1 patients. We have received clearance from Health Canada and the Medicines and Healthcare products Regulatory Agency, or MHRA, to initiate FREEDOM2 in Canada and the U.K., respectively. This study is currently dosing participants in the 5 mg/kg dose cohort and we expect to report data from this cohort in the first quarter of 2026.

Additional Discovery and Preclinical Programs

In addition to these lead clinical stage programs, we are evaluating EDO candidates for additional DMD sub-populations amenable to skipping of other exons, including exon 53, 45 and 44. We have previously reported robust exon 53-skipping levels following either a single dose or multiple doses in non-human primates, or NHPs, for our PGN-EDO53 program. We have also initiated research efforts for additional indications, including neuromuscular diseases and neurologic disorders.

Our EDO Platform

Background on Oligonucleotide Therapeutics

Oligonucleotide therapeutics consist of small single or double stranded segments of deoxyribonucleic acid, or DNA, or ribonucleic acid, or RNA, molecules that are made up of nucleotides that bind to their targets via complementary Watson-Crick base pairing thereby modulating the expression of their target DNA or RNA sequence, thereby addressing the root cause of many diseases. Upon binding to their target sequence, oligonucleotides can modulate function through the modulation of RNA expression and processing. The mechanisms of action of these medicines include interference with gene expression; degradation of toxic RNA species; alteration of gene translation; interference with interactions between RNA and other nucleic acids or proteins; endogenous human adenosine deaminase acting on RNA, or ADAR; site-directed RNA editing; and modulation of the splicing of transcripts. Each of these approaches can lead to profound biological effects. The development of oligonucleotide therapeutics has enabled the targeting of a diverse set of diseases that have proven difficult to treat through other approaches due to their high degree of specificity to target pathogenic mutations.

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

ASOs are typically synthetic molecules that may contain modified nucleotide bases, sugars and phosphate linkages designed to overcome the historical limitations of unmodified oligonucleotides, including instability, immunogenicity and a poor pharmacological profile. Many approved oligonucleotides incorporate a modified oligonucleotide backbone in which the phosphate and ribose sugars are replaced by phosphorodiamidate morpholino groups, or PMOs. The resulting PMOs are resistant to multiple hydrolases in serum, while their uncharged nature ensures that they do not interact strongly with proteins in a nonspecific way. PMOs have shown promising results in early-stage preclinical studies and have become marketed products for the treatment of a host of diseases. For example, EXONDYS 51® (eteplirsen), marketed by Sarepta Therapeutics, Inc., or Sarepta, is a PMO that was approved in 2016 for individuals with DMD who are amenable to exon 51 skipping but has left much room for improvement given its relatively low tissue and cell penetration and minimal induction of dystrophin production.

The Challenge of Oligonucleotide Delivery

In order for oligonucleotide therapeutics to exert their intended effect, they must first gain access to the nucleus where mRNAs are synthesized and processed. Historically, the delivery of oligonucleotides to the interior of the cell proved challenging due to their high molecular weight and the lack of a specific mechanism to facilitate their transport across the cell membrane and escape the endosome to enter the cytoplasm and nucleus. Several methods have been developed to increase the cellular uptake of oligonucleotides, the most clinically advanced of which is the covalent attachment of CPPs. CPPs are designed to facilitate the transport of oligonucleotides across the plasma membrane, thus allowing these cargo species to reach their eventual site of action in the nucleus. We believe that these capabilities are critical in enabling oligonucleotides to exert their intended therapeutic effect within the cell. Early research into CPPs showed that simple peptides consisting primarily of multiple arginine residues could increase the cellular uptake of oligonucleotides and increase their activity in modulating RNA splicing. However, a considerable number of these early CPPs were found to be highly toxic in animal models, and in many instances, there existed a direct correlation between toxicity and activity, which limited the clinical translation and development of these first-generation delivery vectors.

Our Approach: A Solution for the Oligonucleotide Delivery Challenge

Our EDO platform is based on novel CPP technology. We engineered our proprietary EDO technology to optimize cellular uptake and nuclear delivery, which we believe may enhance therapeutic activity and improve the tolerability of oligonucleotide therapeutics. This technology is founded on over a decade of research and development conducted in the academic laboratories of our founders Michael Gait, Ph.D. at the Medical Research Council Laboratory of Molecular Biology in Cambridge, United Kingdom, or MRC, and Professor Matthew Wood, M.D., Ph.D. at the University of Oxford, United Kingdom.

Our EDO platform peptides possess the following key structural characteristics:

•
Two positively charged, arginine-rich regions, one at the N-terminus and the other at the C-terminus interspersed with non-natural amino acids to confer greater peptide stability;
•
A central core rich in hydrophobic residues that separates the arginine-rich regions and is distinct from the older generation of CPPs, known as PIP peptides, and contributes to endosomal escape; and
•
A linear peptide sequence with a length of less than 20 amino acids designed to be non-immunogenic.

Our EDO peptides were developed through an iterative optimization process that selected simultaneously for: biodistribution to muscle tissue; high cellular uptake; endosomal escape, where the therapeutic agent is released from the endosomes, a sub-cellular organelle, in a functional form and delivered to the cell nucleus; and acceptable tolerability. We utilize PMOs in our approach, and these therapeutic cargos are conjugated to one of our optimized, proprietary, novel EDO peptides to generate our lead EDO product candidates - peptide conjugated PMOs, or PPMOs. We intend to continue to build and develop this platform technology to enable us to expand into new therapeutic areas.

We believe that our therapeutic candidates may offer the following advantages with the goal of enabling the safe and efficient delivery of oligonucleotide cargos:

•
Enhanced delivery to the nucleus of skeletal muscle. We have observed in preclinical and early clinical studies that our peptides demonstrated enhanced delivery of their cargo oligonucleotide therapeutics to the nucleus of skeletal muscle. We believe that EDO peptides have the potential to promote endosomal escape and facilitate the robust delivery of cargo oligonucleotides to the cell nucleus. We have now shown in in vitro and in NHP models, and more recently in early clinical studies, that our EDO technology can mediate higher uptake of oligonucleotide in the nucleus.

PGN-EDODM1 treatment results in higher nuclear delivery of PMO. Immortalized myoblasts from a healthy individual or a DM1 patient with 2600 CTG repeats were cultured then differentiated for 4 days into myotubes and then treated with fluorescently tagged PGN-PMODM1 (PMO) or PGN-EDODM1 (PPMO) at concentrations detailed above. Cells were visualized by confocal microscopy 24h after treatment.

•
Encouraging activity and favorable emerging safety profile observed in a Phase 1 HV clinical study and in early data from Phase 2 clinical study of PGN-EDO51 and Phase 1 clinical study of PGN-EDODM1.
o
In our Phase 1 clinical study of PGN-EDO51 in HVs, we observed high levels of mean exon skipping in skeletal muscle following a single dose. Post hoc analyses showed high exon skipping levels that correlated with high uptake of PGN-EDO51 in the myocytes and nuclei.

HVs were dosed with placebo or 10 mg/kg of PGN-EDO51 via IV infusion. Representative image from one subject’s bicep samples collected at day 10 and assessed for PGN-EDO51 levels in post hoc in situ hybridization analysis using probe targeting the PMO sequence. Arrows denote nuclei positive for PMO.

o
In our Phase 2 CONNECT1 clinical study of PGN-EDO51 in DMD patients, we observed high levels of exon 51 skipping in skeletal muscle after three months and four doses at 5 mg/kg. We believe PGN-EDO51 has been observed to have a favorable emerging safety profile at 5 mg/kg and 10 mg/kg through January 23, 2025.
o
In our Phase 1 FREEDOM study of PGN-EDODM1 in DM1 patients, we observed robust splicing correction in skeletal muscle at the 5 and 10 mg/kg dose levels, which we believe further supports the platform potential of EDOs across multiple neuromuscular diseases.
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

Our Strategy

Our goal is to become a leading biopharmaceutical company focused on the development and commercialization of oligonucleotide therapies to transform the lives of patients with severe neuromuscular and neurologic diseases. We aim to accomplish this goal by implementing the following strategies:

•
Advance PGN-EDODM1 through clinical trials and potential regulatory approval. We are developing PGN-EDODM1, an EDO peptide conjugated to a PMO therapeutic cargo to treat DM1 patients and have observed robust pharmacological activity in preclinical models with both long and short cytosine-thymine-guanine, or CTG repeats. In the FREEDOM Phase 1 clinical study of PGN-EDODM1 in DM1 patients, PGN-EDODM1 was observed to have a favorable emerging safety profile and robust splicing correction in a dose-dependent manner in the 5 and 10 mg/kg dose cohorts.
•
Advance PGN-EDO51 through clinical trials and potential regulatory approval. We are developing PGN-EDO51, which utilizes the same EDO peptide as PGN-EDODM1 conjugated to a PMO therapeutic cargo to treat DMD patients whose mutations are amenable to an exon 51-skipping approach. There is no cure for DMD and approved exon-skipping therapies or advanced stage exon-skipping investigational candidates for patients who are amenable to exon 51 skipping are thought to have limited impact on disease progression due to low levels (<5%) of unadjusted dystrophin production. In the CONNECT1 Phase 2 clinical study of PGN-EDO51 in DMD patients, the 5 mg/kg low dose of PGN-EDO51 was observed to have a favorable emerging safety profile and produced mean exon skipping of 2.15% at week 13 compared to baseline, measured by RT-PCR, and generated encouraging levels of dystrophin production.
•
Leverage the full potential of our EDO technology to expand into treatment of additional DMD patient populations as well as new neuromuscular and neurological disease areas. Given the potential of the EDO technology to efficiently deliver nucleic acid payloads such as PMOs to skeletal muscle, cardiac tissue and diaphragm, we are looking to develop disease-modifying peptide-conjugated oligonucleotide candidates for the potential treatment of other neuromuscular and neurological indications, including other DMD populations.
•
Utilize the modular nature of our EDO platform to evaluate new cargos and peptide technologies. We believe that our EDO technology has the potential to facilitate the delivery of multiple classes of nucleic acid payloads, including other oligonucleotide therapeutics, and longer-term, we intend to expand the scope of the cargos that can be delivered by our EDO platform as part of our ongoing platform development work.
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

Our Portfolio

We are harnessing the power of our EDO platform to generate a pipeline of oligonucleotide therapeutic candidates. Our EDO conjugates have been engineered to successfully target the root cause of serious diseases while maintaining a tolerability profile that is acceptable for clinical use. We are initially focused on addressing neuromuscular indications and are building a portfolio of therapeutic candidates to address the underlying genetic mutations found in DMD and DM1, with our current pipeline being comprised of multiple programs, two clinical and several preclinical.

In the future, we anticipate expanding this pipeline to include other neuromuscular targets, along with potential opportunities in neurologic indications, and we will seek to leverage the modular, scalable nature of our EDO technology to support our expansion into these new therapeutic areas. We have worldwide development and commercialization rights to all our programs.

PGN-EDO51

Overview

Our initial product candidate is PGN-EDO51, an EDO peptide conjugated to a PMO, that we are developing for the treatment of DMD patients with mutations amenable to an exon 51-skipping approach. An exon is a segment of a gene that, together with other exons, contains the genetic code that is translated into a protein. Exon skipping is a therapeutic mechanism that enables mutations in the gene to be bypassed, thereby repairing this code or reading frame and enabling production of a truncated, yet functional version of the target protein. PGN-EDO51 is designed to splice out exon 51 and potentially additional exons depending on the mutation of the dystrophin pre-mRNA, resulting in the restoration of the open reading frame of the dystrophin transcript and production of an internally deleted, yet functional dystrophin protein. We have completed a Phase 1 clinical trial of PGN-EDO51 in HVs, in which we observed high levels of exon skipping in humans following a single dose. In this Phase 1 clinical trial, PGN-EDO51 was observed to be generally well-tolerated at potentially clinically relevant dose levels.

We are currently advancing PGN-EDO51 in two Phase 2 studies, CONNECT1 and CONNECT2. In July 2024, we reported initial data from CONNECT1, an open-label MAD study in DMD patients amenable to an exon 51-skipping approach underway in Canada. PGN-EDO51 was observed to have a favorable emerging safety profile and encouraging exon skipping levels and dystrophin production at the starting dose of 5 mg/kg. We have fully enrolled the 10 mg/kg dose cohort and participants in the 5 mg/kg cohort are continuing to dose at that level in the LTE phase of the study. We expect to report initial safety, exon skipping and dystrophin production data from the 10 mg/kg cohort by the end of the third quarter of 2025. We have received communication from Health Canada that dosing of participants in the 5 and 10 mg/kg cohorts may continue at their current dose levels. Health Canada has requested additional information from us to address its safety concerns before any further dose escalation or enrollment of any additional participants at the current dose levels. We are working with Health Canada to address its questions. Our second Phase 2 study of PGN-EDO51, CONNECT2, is a randomized, placebo-controlled MAD study, which, together with data from the CONNECT1 study, is intended to support a potential accelerated approval pathway for PGN-EDO51, subject to regulatory authority feedback. The CONNECT2 study is open in the U.K., with plans to evaluate opening the study in other geographies subject to regulatory authorizations. In December 2024, we announced that we received a clinical hold notice from the FDA regarding our IND application to initiate the CONNECT2 study in the US. We are working with the FDA to address its questions regarding supportive data for the dosing levels planned for the patient population.

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

Current Approaches and Unmet Needs

There is no cure for DMD and approved exon-skipping therapies or advanced stage exon-skipping investigational candidates for patients who are amenable to exon 51 skipping are thought to have limited impact on disease progression due to low levels (<5%) of unadjusted dystrophin production. Corticosteroids are the mainstay of pharmacologic treatment for DMD as they have been shown to temporarily improve muscle strength, prolong the period of ambulation and slow the progression of this disease. However, glucocorticoid use is associated with well-known adverse effects, such as weight gain, stunted growth, weakening of bone structure, high blood pressure, diabetes, psychological effects, skin thinning and an increased risk of infection.

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

Several unconjugated, or “naked” ASOs have been approved to treat DMD, including eteplirsen, marketed as EXONDYS 51 by Sarepta for the treatment of mutations amenable to an exon 51-skipping approach. This drug received accelerated approval from the FDA on the basis of an increase of less than 1% in the expression of dystrophin, with this readout being considered a valid surrogate endpoint under the accelerated approval regulatory pathway. Published observational studies of small numbers of patients on EXONDYS 51 appear to show somewhat slower disease progression than historical controls. However, at this level of dystrophin, this therapeutic has yet to formally establish evidence of clinical benefit through rigorously powered and adequately controlled clinical trials with functional endpoints. EXONDYS 51 has not been approved in Europe, or in Japan on the basis of this minimal degree of dystrophin restoration as a surrogate endpoint. Several companies are also developing antibody-oligonucleotide conjugates with the aim of enhancing the delivery and activity of their cargo therapeutics. These groups utilize both antigen-binding fragments, or Fabs, and monoclonal antibodies, or mAbs, as delivery vectors, to target specific cell surface receptors. We believe our EDO platform offers significant potential benefits over such approaches.

In addition, several companies are developing gene therapies to treat DMD. These include Sarepta’s SRP-9001 (marketed as ELEVIDYS®), which was originally approved by the FDA in June 2023 for the treatment of ambulatory pediatric patients aged 4 through 5 years with DMD with a confirmed mutation. In June 2024, the FDA granted approval of an expansion to the labeled indication for ELEVIDYS to include individuals with DMD with a confirmed mutation in the DMD gene who are at least 4 years of age, granting traditional approval for ambulatory patients and accelerated approval for non-ambulatory patients. Continued approval for non-ambulatory DMD patients may be contingent upon verification of clinical benefit in a confirmatory trial. There are additional investigational gene therapy programs in different stages of development to treat DMD. It is important to note that adeno-associated virus, or AAV-based gene replacement approaches deliver a significantly truncated dystrophin (micro-dystrophin) which we believe has the potential to limit the therapeutic efficacy of the approved and clinical stage AAV-based pipeline candidates. In addition, there are gene editing treatments that are in preclinical development. Exon skipping does not face some of the inherent challenges associated with gene therapy modalities, including:

•
Limited packaging size of AAV vectors, resulting in the need to employ truncated ‘micro-dystrophin’ genes with an unclear functional benefit, where >70% of the dystrophin gene is omitted, including regions that correspond to key structural and binding domains;
•
Increased safety concerns with high-dose AAV-based gene therapies (e.g., complement activation);
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

We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD.

We believe that an exon skipping approach aimed at producing functional, truncated dystrophin will be a cornerstone approach to effectively treat patients with DMD.

Our Approach

We are developing or evaluating product candidates for the treatment of DMD in which exon skipping PMOs are conjugated to our EDO peptide in order to enhance their delivery to muscle cells. Our initial product candidate is PGN-EDO51, an investigational EDO peptide-conjugated exon 51-skipping ASO with a proposed mechanism of action we believe to be identical to that of eteplirsen.

PGN-EDO51 is designed to facilitate the skipping of exon 51, allowing the synthesis of a shortened, but functional, dystrophin.

The key differentiator between PGN-EDO51 and other exon 51-skipping approaches is the greater exon skipping activity observed with PGN-EDO51 in HVs, in early data from DMD patients, and in preclinical models. We believe the higher levels of exon skipping observed with PGN-EDO51 in HVs and in early data from DMD patients when compared to publicly available data from other therapies is directly related to the potential of our EDO platform to drive superior cellular uptake and nuclear delivery of the PMO cargo therapeutic resulting in exon skipping of the defective dystrophin mRNA.

Our Preclinical Data

We have evaluated the pharmacology of PGN-EDO51 in a number of in vitro and in vivo preclinical studies and have observed robust activity in every model system evaluated.

We conducted a repeat-dose study where we dosed mdx mice with 30 mg/kg of PGN-EDO23, a murine analogue of PGN-EDO51, every four weeks, with up to four doses, with tissue collection and analysis four weeks following the final dose. In the biceps, dystrophin production was measured by western blot and was observed to reach a mean level of 82.2% in the same tissue after four doses in comparison to a level of 22.5% obtained after a single dose. We believe this marked increase of 3.7 times between the level of dystrophin obtained following one dose, and the level obtained following four doses supports the clinical potential of a once-every-four-week dosing regimen for PGN-EDO51 and serves to highlight our belief that dystrophin production is likely to increase with additional doses over a longer treatment period.

In addition, in this repeat dosing study in mdx mice, dystrophin protein localization and the percent dystrophin positive fibers, or PDPF, were evaluated by immunofluorescence microscopy. Importantly, this orthogonal assessment of dystrophin demonstrated that dystrophin protein was uniformly distributed across the skeletal muscle sarcolemma and found 97.1% of biceps muscle fibers were dystrophin positive following four doses of PGN-EDO23 administered once every four weeks, which was close to wild type, or WT, dystrophin levels (>99%).

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

For example, following three bi-weekly doses of 30 mg/kg, we observed robust exon skipping activity for PGN-EDO51, with mean levels of greater than 70% obtained in key skeletal muscles following analysis by RT-PCR seven days after the final dose. In biceps, a mean exon 51 skipping level of 77.5% was obtained; and in quadriceps, 73.4%. We observed mean exon 51 skipping levels of over 20% in the left ventricle for PGN-EDO51, and 75.9% in the diaphragm, and we believe that these results highlight the potential of PGN-EDO51 to address the key cardio-respiratory morbidities affecting multiple organs observed in DMD.

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

We have completed a number of Good Laboratory Practice, or GLP, studies that support a generally well-tolerated safety profile for PGN-EDO51, including repeat-dose NHP studies of PGN-EDO51. In one such study, we administered 11 doses of PGN-EDO51 intravenously to NHPs at 45 mg/kg over 60 minutes every 28 days over 39 weeks, and serum chemistry markers were assessed. Following the first administration, an elevation in serum creatinine was observed at day two; this elevation was completely resolved by day eight. Importantly, there were no adverse findings in the kidney even after 11 doses and there were no notable hematologic, cardiovascular or hepatic effects in this study. Additionally, following subsequent administrations, the day two elevations seen after the first dose were of lower magnitude. We believe these data support an acceptable tolerability profile for the ongoing CONNECT1 and CONNECT2 clinical studies.

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

A dose-dependent increase in mean exon skipping was observed in biceps.

•
In the 10 mg/kg dose cohort, PGN-EDO51 exhibited mean exon skipping of 1.4% in biceps biopsies taken at day 28 (n=6).
•
In the 15 mg/kg dose cohort, PGN-EDO51 exhibited mean exon skipping of 2.0% in biceps biopsies taken at day 28 (n=6).

A dose-dependent increase in PGN-EDO51 tissue concentration was observed in biceps.

•
In the 10 mg/kg dose cohort, PGN-EDO51 exhibited mean oligonucleotide tissue concentrations of 11 nM in biceps biopsies taken at day 28 (n=6).
•
In the 15 mg/kg dose cohort, PGN-EDO51 exhibited mean oligonucleotide tissue concentrations of 50 nM in biceps biopsies taken at day 28 (n=6).

We believe that the exon skipping data obtained from HVs in this clinical trial indicate the potential for clinically meaningful accumulation of exon 51-skipped transcripts and dystrophin in patient tissue with repeated doses of PGN-EDO51. Thus, based on these data, we anticipate that the exon skipping rates afforded by PGN-EDO51 when administered to patients have the potential to exceed the rates observed when administered to HVs. We believe the initial data from our CONNECT1 Phase 2 study, described below, further supports this potential.

The Phase 1 trial met its primary endpoint, providing evidence that PGN-EDO51 was observed to be generally well-tolerated at potentially clinically relevant dose levels. By way of example, at a dose of 10 mg/kg:

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

The Phase 2 clinical development plan for PGN-EDO51 consists of two studies conducted in parallel; a smaller open-label MAD study, CONNECT1, is being conducted in Canada. A larger, randomized, double-blind placebo-controlled MAD study, CONNECT2, is open in the U.K., with plans to evaluate opening the study in other geographies subject to regulatory authorizations. In December 2024, we announced that we received a clinical hold notice from the FDA regarding our IND application to initiate the CONNECT2 study in the U.S. We are working with the FDA to address its questions regarding supportive data for the dosing levels planned for the patient population.

In the CONNECT1 study, PGN-EDO51 is being administered once every four weeks at 5 mg/kg and 10 mg/kg for 12 weeks. Dose escalation is based on data review by a data safety monitoring board, or DSMB. We are conducting muscle biopsies at baseline and initially, week 13, amended to week 16 for the 10 mg/kg cohort. In addition to assessing safety and tolerability, we are measuring exon skipping and dystrophin expression in CONNECT1. At the end of the CONNECT1 study period, participants have the option to enroll in the LTE phase of the study. We began dosing participants in our CONNECT1 study in early 2024 and in July 2024, we reported initial data from the 5 mg/kg starting dose cohort (n=3), as follows:

Exon Skipping. PGN-EDO51 produced mean exon skipping in biceps tissue of 2.15% at week 13 compared to baseline, measured by RT-PCR after four doses and three months of treatment. All participants demonstrated increased levels of exon skipping following treatment with PGN-EDO51, and we believe exon skipping will continue to increase with higher doses over a longer treatment period.

Dystrophin Production. PGN-EDO51 achieved a mean muscle-adjusted dystrophin level of 1.49% of normal (0.70% increase from baseline) and a mean absolute dystrophin level (by Western blot analysis) of 0.61% of normal (0.26% increase from baseline), in each case after four doses, measured at week 13. All participants demonstrated increased dystrophin production following treatment with PGN-EDO51. With a longer treatment period and higher doses of PGN-EDO51, we expect to see higher levels of exon skipped transcript potentially resulting in significant increases in dystrophin.

Muscle Concentration. Consistent with the observed levels of exon skipping and dystrophin, treatment with PGN-EDO51 resulted in ~30nM of oligonucleotide in the muscle.

As of January 23, 2025, all three participants in the 5 mg/kg cohort were continuing to be dosed with PGN-EDO51 at 5 mg/kg in the LTE phase of the clinical trial.

Based on learnings from the 5 mg/kg cohort, we have amended the CONNECT1 study protocol. The changes include adjusting the timing for the final biopsy from day 7 to day 28, as noted above, adjusting the Performance of Upper Limb, or PUL, test entry score from three to four for inclusion, and adjusting the eligible age group from eight years of age and older to six - 16 years of age. We also expanded the 10 mg/kg cohort from three to four participants.

In December 2024, we announced that the 10 mg/kg cohort of CONNECT1 was fully enrolled (n=4). As of January 23, 2025, a total of 17 doses had been administered at 10 mg/kg in the ongoing study. Based on the totality of data in both the 5 mg/kg cohort and the ongoing 10 mg/kg cohort in the CONNECT1 trial as of January 23, 2025, we continue to believe PGN-EDO51 has a favorable emerging safety profile. Magnesium levels in two of the participants in the 10 mg/kg cohort, who were previously reported as having asymptomatic hypomagnesemia, have returned to levels within normal limits with administration of ongoing low-dose oral magnesium supplementation. Dosing of one of these two participants was paused due to a reduction of his estimated glomerular filtration rate, or eGFR. This event did not meet the pre-specified criteria for a DLT. A subsequent nuclear scan indicated measured glomerular filtration rate was in the normal range. The participant’s eGFR is improving and the investigator is evaluating for the resumption of dosing as this value returns to baseline levels. We are continuing to review the event and associated potential confounding factors to better understand its manifestation. There have been no treatment-related SAEs, and all treatment-related adverse events have been mild. There was no sustained elevation in kidney biomarkers. There were also no cases of hypokalemia, anemia or thrombocytopenia. We expect to report clinical data from the 10 mg/kg cohort by the end of the third quarter of 2025.

We have received communication from Health Canada that dosing of participants in the 5 and 10 mg/kg cohorts may continue at their current dose levels. Health Canada has requested additional information from us to address its safety concerns before any further dose escalation or enrollment of any additional participants at the current dose levels. We are working with Health Canada to address its questions.

As noted above, we have opened the CONNECT2 study in the U.K. CONNECT2 will enroll approximately 20 ambulatory and non-ambulatory boys and young men living with DMD amenable to exon 51 skipping, who are at least six years of age. Participants will receive seven doses of either PGN-EDO51 or placebo at approximately four-week intervals for 24 weeks. Based on the data from CONNECT1, including PGN-EDO51’s favorable emerging safety profile to date, we have optimized the design of the CONNECT2 trial.

The starting dose of CONNECT2 was amended in the U.K. to be 10 mg/kg with escalation to potentially higher doses (if needed). Dose escalation will be determined based on data review by the DSMB. We will conduct muscle biopsies at baseline and at week 28. We will assess safety, tolerability, exon skipping, dystrophin production and functional outcome measures in this study.

As noted above, in December 2024, we announced that we received a clinical hold notice from the FDA regarding our IND application to initiate the CONNECT2 study in the U.S. We are working with the FDA to address its questions regarding supportive data for the dosing levels planned for the patient population. In parallel, we are evaluating opening CONNECT2 in other geographies outside of the U.S., subject to regulatory authorizations.

The CONNECT2 study, together with data from the CONNECT1 study, is intended to support a potential accelerated approval pathway for PGN-EDO51 with the FDA, subject to regulatory authority feedback.

PGN-EDODM1

Overview

We are developing PGN-EDODM1, an EDO peptide-conjugated PMO, for the treatment of DM1, a debilitating genetic disease with no approved therapies. PGN-EDODM1 leverages the same EDO peptide as PGN-EDO51 to deliver a PMO into muscle cells that binds to the pathogenic CUG trinucleotide repeat expansion present in the DMPK mRNA, thus reducing the ability of these trinucleotide repeats to sequester RNA binding proteins like MBNL1, a critical RNA processing protein. This approach, which is not designed to knock down DMPK, directly addresses the underlying genetic defect of this disease, and we have observed robust levels of activity in preclinical models with both long and short CTG repeats. In DM1 patient cells, we observed that treatment with PGN-EDODM1 led to a reduction in toxic nuclear foci, and liberated bound MBNL1 which mediated robust correction of mis-splicing. In preclinical studies in the mouse HSALR DM1 model, multiple monthly doses of PGN-EDODM1 corrected 99% of transcript mis-splicing and myotonia.

On February 24, 2025, we reported initial data from our FREEDOM Phase 1, randomized, placebo-controlled SAD clinical trial of PGN-EDODM1 in DM1 patients. We believe these data demonstrate that PGN-EDODM1 has a favorable emerging safety profile. Robust splicing correction in a dose-dependent manner was observed in the 5 and 10 mg/kg dose cohorts at day 28 after treatment with a single dose of PGN-EDODM1. The 15 mg/kg cohort is currently enrolling participants and we have begun dosing at this level. We anticipate reporting data from this cohort in the second half of 2025. We also initiated our FREEDOM2 Phase 2 randomized, double blind, placebo-controlled MAD study in DM1 patients in the U.K. and Canada in the second half of 2024. We are currently dosing participants in the 5 mg/kg dose cohort of this study and we expect to report data from this cohort in the first quarter of 2026.

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

There are several clinical-stage approaches leveraging antibody-oligonucleotide conjugate, or AOC, technologies, that are currently in development for the treatment of DM1. These approaches utilize mAbs and Fabs that target the transferrin receptor 1, or TfR1, in order to deliver cargo oligonucleotides that are designed to knockdown or degrade DMPK. Such knockdown or degradation approaches cannot differentiate between expanded and non-expanded transcripts. In contrast to knockdown or degradation of overall DMPK levels, our approach is more targeted as PGN-EDODM1 is designed to disrupt the binding of MBNL1 to the DMPK transcript. This approach maintains overall DMPK levels and thereby averts any potential for haploinsufficiency, a condition where a copy of the gene is deleted or mutated and the remaining copy is unable to produce sufficient protein for normal function. Furthermore, the correlation between the level of DMPK knockdown and the level of splicing correction required for therapeutic benefit is currently unclear, a consideration that may confound clinical development of these approaches. Therefore, we believe that PGN-EDODM1 is differentiated relative to the DMPK knockdown approaches in development for DM1 given its mechanism of action that is intended to bind DMPK, allowing release of MBNL1 to restore splicing and downstream functional effects. In addition, in preclinical studies and early clinical studies, the EDO platform has shown successful delivery of therapeutic PMOs to the nucleus, which we believe is critical to drive the anticipated therapeutic benefit of PGN-EDODM1.

We are also aware of another CPP approach conjugated to a PMO that is designed to block the CUG repeats in the DMPK transcript that is being evaluated in a Phase 2 study in patients with DM1.

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

Liberated MBNL1 restores correct splicing
DMPK transcript
PGN-EDODM1
Bound MBNL1 (inactive)
Free MBNL1 (active)

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

A characteristic feature of DM1 is the accumulation of nuclear foci, or myonuclear aggregates of DMPK mRNA bearing the pathogenic CUG repeat expansion. These foci sequester MBNL1, a critical modulator of transcript splicing, and thus play a key role in the downstream spliceopathies that are observed in this multi-systemic disorder. We assessed the impact of PGN-EDODM1 treatment on the presence of nuclear foci in DM1 cells through visualization with fluorescence in situ hybridization, or FISH, and immunofluorescence co-staining, and we observed that treatment led to a robust mean reduction of 54% in the number of these toxic aggregates. In contrast, treatment with the unconjugated PMO cargo did not yield a reduction in nuclear foci, an observation which we believe supports the potential utility of our EDO platform in driving the successful delivery of therapeutic agents to their nuclear site of action.

In this same in vitro study, we also assessed the impact of PGN-EDODM1 treatment on the sequestration of MBNL1. Following treatment and visualization, we observed a mean reduction in the amount of foci-bound MBNL1, indicating that that this critical splicing factor is liberated upon treatment with our DM1 product candidate. We believe these results provide additional support for the proposed mechanism of action of PGN-EDODM1, suggesting that – once delivered to the cell nucleus – our therapeutic cargo may bind to the CUG repeat expansion present in the DMPK transcript, resulting in a reduction in the number of nuclear foci and the liberation of MBNL1.

Furthermore, treatment of DM1 patient cells with PGN-EDODM1 led to robust correction of downstream mis-spliced transcripts associated with key disease pathologies in a dose-dependent fashion. At the highest dose assessed, 20 µM, PGN-EDODM1 treatment resulted in robust mis-splicing correction, resulting in mean exon inclusion or exclusion rates of approximately 70% of healthy control levels in these transcripts. We believe this observation supports our therapeutic hypothesis that treatment with

PGN-EDODM1 may restore the altered global spliceopathy profiles seen in DM1 patients, thus ameliorating the key pathologies that are the hallmark of this devastating disease.

PGN-EDODM1 Reduced Pathogenic Nuclear Foci, Liberated MBNL1 and Corrected Mis-Splicing in Patient Cells with Long CUG Repeats. Immortalized myoblasts from healthy individuals or DM1 patients were cultured then differentiated for four days into myotubes. Treatment with peptide-PMO conjugates at concentrations given. Cells were harvested for analysis 24h after treatment. RNA isolation, RT-PCR and capillary electrophoresis (QIAxcel) analysis were performed. Visualization with FISH and immunofluorescence microscopy. Mean ± SD; n = 5 per group.

Building on the encouraging positive data from our in vitro studies, we utilized the HSALR mouse model of DM1 to assess the activity of PGN-EDODM1. This transgenic mouse model contains between 220 and 250 CTG trinucleotide repeats in the inserted human skeletal actin, or HSA, gene, and exhibits molecular and functional pathologies that are very similar to those seen in human DM1 patients. The CUG repeat expansion present in the HSALR mouse model, and the subsequent sequestration of MBNL1, leads to downstream defects in the normal mRNA splicing patterns for a number of transcripts, resulting in aberrant inclusions or exclusions of exons. Sequestration of MBNL1 in the HSALR mouse model causes mis-splicing of multiple RNAs. This mis-splicing causes the mice to exhibit myotonia, effectively recapitulating the classic symptom of disease that is observed in DM1 patients.

We dosed HSALR mice with one or four doses of PGN-EDODM1, with four-week intervals between doses. Skeletal muscle tissues were collected four weeks post-final dose. Skeletal muscle tissue concentration was measured by fluorescent based HPLC method. Following multiple doses of PGN-EDODM1 at 30 mg/kg given once every four weeks, PGN-EDODM1 produced a mean 99% correction of mis-splicing and a mean 99% correction of myotonia.

PGN-EDODM1 demonstrated enhanced efficacy in terms of splicing correction and improvement in myotonia after repeat doses vs. single doses in preclinical study in HSALR mice HSALR mice. Skeletal muscle tissue concentration was measured by fluorescent based HPLC method. Graph is presented as mean ± SD; n = 8-12 per cohort. Mis-splicing analysis considers multiple transcripts. Graph is presented as mean ± SD; n = 8-12 per cohort per transcript. Action myotonia evaluation (pinch test) was performed four weeks post-final dose. Grade 3 = Clear sign of myotonia strong AND reproducible, Grade 2 = Clear sign of myotonia, strong OR reproducible, Grade 1 = Clear sign of myotonia but non reproducible, Grade 0 = No sign of myotonia. Graph is presented as mean ± SD; n = 12-43 per cohort.

We have completed a number of GLP studies that support a generally well-tolerated safety profile for PGN-EDODM1. , including repeat-dose NHP studies of PGN-EDODM1. In one such study, we administered 11 doses of PGN-EDODM1 intravenously to NHPs, 10 of which were at 45 mg/kg, over 60 minutes every 28 days over 39 weeks, and serum chemistry markers were assessed. Following the first administration, an elevation in serum creatinine was observed at day two; this elevation was completely resolved by day eight. Following repeat-dose administrations of 45 mg/kg, the transient elevations in creatinine were of comparable magnitude, i.e., did not worsen. Importantly, there were no adverse findings in the kidney even after 11 doses and there were no notable hematologic, cardiovascular or hepatic effects in this study. We believe these data support an acceptable tolerability profile for the ongoing FREEDOM and FREEDOM2 clinical studies.

Clinical Development

Our clinical development program for PGN-EDODM1 includes two studies, FREEDOM, a multinational, randomized, double-blind, placebo-controlled Phase 1 SAD study, and FREEDOM2, a multinational, randomized, double blind, placebo-controlled Phase 2 MAD study. In the FREEDOM study, we intend to enroll up to approximately 32 adult participants with DM1 in multiple geographies including the U.S., U.K. and Canada, to evaluate the safety and tolerability of PGN-EDODM1. Per the protocol, PGN-EDODM1 was administered at starting doses of 5 mg/kg and 10 mg/kg with subsequent dose escalation to 15 mg/kg, and potentially in the future to 20 mg/kg, based upon evaluation by a DSMB of safety data from the prior dose cohort(s). We are conducting muscle biopsies at baseline, at day 28 and at week 16. In addition to safety and tolerability, we are assessing oligonucleotide muscle concentrations, splicing correction and functional outcome measures at day 28 and at week 16 following a single dose of PGN-EDODM1.

On February 24, 2025, we reported initial data from the 5 mg/kg and 10 mg/kg dose cohorts of the FREEDOM study. We believe PGN-EDODM1 has a favorable emerging safety profile. Through the data cutoff date of December 3, 2024, PGN-EDODM1 was observed to be generally well-tolerated, with most TEAEs being mild or moderate in severity. There were three SAEs, one of which was related to study drug (abdominal pain, 10 mg/kg) that was potentially confounded by use of a prohibited, off-label drug taken on the morning of PGN-EDODM1 dosing. Other SAEs included appendicitis (5 mg/kg) and right anterior tibial artery pseudoaneurysm (10 mg/kg; in connection with biopsy procedure). Four participants experienced seven study drug related TEAEs, as follows: nausea (n=2); vomiting (n=1); dizziness (n=1); headache (n=1); feeling hot (n=1); abdominal pain (n=1). There were no adverse events related to electrolytes or renal biomarkers.

Muscle Tissue Concentration. Treatment with a single dose of PGN-EDODM1 resulted in a mean 13.7 ng/g and 44.1 ng/g of PGN-EDODM1 in the muscle at 5 mg/kg (n=6) and 10 mg/kg (n=5)1, respectively, at day 28 post-dosing, which is a greater than dose proportional increase in muscle concentration, which correlates with robust and dose-dependent splicing correction.

Splicing Correction. Following treatment with a single dose of PGN-EDODM1, a dose-dependent mean splicing correction from evaluable participants1,2 of 12.3% and 29.1% at 5 mg/kg (n=6) and 10 mg/kg (n=4), respectively, as measured by the 22-gene panel3, was observed at day 28 post-dosing.

Functional Outcomes.

10-Meter Walk Run Test/Myotonia (vHOT middle finger): While single-dose studies have not demonstrated improved functional outcomes in DM1 patients, we collected data from the 5 and 10 mg/kg cohorts that we believe showed positive early trends in some functional outcome measures. We believe robust splicing correction with PGN-EDODM1 has the potential to lead to meaningful functional improvements with repeat dosing over time.

1.
One participant’s biopsy was not collected at day 28 due to pseudoaneurysm in connection with the biopsy procedure.
2.
One participant’s sample at day 28 showed a splicing index outside the pre-specified assay range at baseline and day 28 (no detectable mis-splicing) and was excluded from the analysis.
3.
Provenzano et al., The Splice Index as a prognostic biomarker of strength and function in myotonic dystrophy type 1, J Clin. Invest. 2025.

We expect to report data from the 15 mg/kg cohort of the FREEDOM study in the second half of 2025.

The safety data from the initial cohorts of the FREEDOM trial has informed the design of FREEDOM2 trial, which is currently open in Canada and the U.K. We also plan to open the FREEDOM2 study in other geographies, including the U.S., subject to regulatory authorizations. In the FREEDOM2 study, we intend to enroll approximately 24 adult participants with DM1 to evaluate the safety and tolerability of PGN-EDODM1. Per the protocol, PGN-EDODM1 is being administered at the starting dose of 5 mg/kg and will subsequently increase to 10 mg/kg and potentially 20 mg/kg, based upon evaluation by a DSMB of safety data from the prior dose cohort(s). Dosing will be administered every four weeks for a period of twelve weeks. We intend to conduct muscle biopsies at baseline and at week 16. In addition to safety and tolerability, we plan to assess oligonucleotide muscle concentrations, splicing correction and functional outcome measures at week 16 following multiple doses of PGN-EDODM1. We expect to report data from the 5 mg/kg cohort of the FREEDOM2 study in the first quarter of 2026.

Based on the favorable emerging safety profile and robust initial splicing data from FREEDOM, we believe that PGN-EDODM1 has the potential to be disease-modifying and could improve outcomes for patients living with DM1.

Expanding the Application and Scope of Our EDO Platform

Additional DMD Patient Populations

We are also developing EDO therapeutics for additional DMD patient populations, including exon 53, 45 and 44. These programs utilize the same EDO CPP as PGN-EDO51. We plan to leverage significant learnings garnered from the preclinical and clinical development of PGN-EDO51 to advance one or more therapeutic candidates for additional DMD patient populations.

New Indications with PMO Therapeutics

In the future, we intend to apply our deep understanding of our EDO platform and PMO therapeutics to the development of additional product candidates in other indications. Based on extensive preclinical and early clinical data we have generated, we believe that the ability of our EDO peptides to deliver exon skipping and RNA blocking therapeutics to muscle cells and other target tissues positions us to develop additional product candidates in other neuromuscular indications as well as in potentially neurologic indications.

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

Manufacturing

Our manufacturing process is modular in nature. The peptide and oligonucleotide components are assembled using readily available building blocks and are subsequently conjugated using well-established methodologies. This process is fully synthetic and does not rely on microbial fermentation, thus substantially reducing the risk of introducing microbial DNA or protein into our product candidates. Furthermore, our manufacturing process is scalable and easily characterizable – attributes that we intend to leverage to support the rapid development and clinical translation of our EDO conjugate therapeutics. We have produced, manufactured and released multiple batches under current Good Manufacturing Practice, or cGMP, and have successfully utilized this material in several clinical trials, including a completed Phase 1 HV study and ongoing Phase 1 and Phase 2 studies in patients.

We do not own or operate manufacturing facilities, and currently rely on third-party contract development manufacturing organizations, or CDMOs, for the CPP, linker and oligonucleotide components that comprise our EDOs, and for the conjugation of our product candidates as well as for the manufacturing of the finished dosage form (sterile injectable drug product). We anticipate that we will continue to utilize third-party CDMOs and suppliers to support our ongoing and future preclinical, clinical and commercial activities, and our intention is to build this network of organizations as we scale our manufacturing requirements. Long-term, we may also decide to establish internal manufacturing of our drugs or selected intermediates.

We believe that there are multiple sources for all raw materials employed in the manufacturing of our EDO therapeutics, and we believe that several CDMOs are able to assemble the peptide intermediate, the oligonucleotide intermediate and the final API.

There are extensive regulations that govern the manufacturing of pharmaceutical products, and the third-party manufacturing organizations we work with are required to adhere to these regulations. Our CDMOs are required to manufacture our product candidates under cGMP requirements, alongside other applicable laws and regulations.

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

We expect to face competition from existing products and product candidates in development for each of our programs. Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA® (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc., or PTC. Individuals with DMD also use prednisone or prednisolone off-label. In addition, there are several FDA-approved exon skipping drugs: EXONDYS 51 and VYONDYS 53® (golodirsen), which are naked PMOs approved for the treatment of DMD patients amenable to exon 51 and exon 53 skipping, respectively, marketed by Sarepta; and VILTEPSO® (viltolarsen) , a naked PMO approved for the treatment of DMD patients amenable to exon 53 skipping, which is marketed in the U.S. by NS Pharma, Inc. Notably, it was reported in May 2024 that the Phase 3, confirmatory study of VILTEPSO failed to meet the primary endpoint, Time to Stand from Supine, measured as velocity rise per second. Companies focused on developing treatments for DMD that target increased dystrophin expression, as our DMD program does, include Dyne Therapeutics, Inc., or Dyne, with DYNE-251, an antibody-conjugated PMO that targets exon 51 skipping in a Phase 1/2 clinical trial; BioMarin Pharmaceutical Inc., or BioMarin, with BMN-351, a phosphorothioate oligonucleotide that targets exon 51 skipping currently in preclinical development; and Wave Life Sciences Ltd., or Wave, with WVE-N531, a stereopure oligonucleotide in a Phase 1/2 clinical trial for patients amenable to exon 53 skipping. In November 2024, Sarepta announced it was discontinuing development of SRP-5051 (vesleteplirsen), a peptide-linked PMO for patients amenable to exon 51 skipping, based on the risk-benefit of the program, including some patients experiencing hypomagnesemia even after treatment discontinued, feedback from the FDA, and the evolving therapeutic landscape for DMD.

In addition, several companies are developing gene therapies to treat DMD. These include Sarepta’s ELEVIDYS which was approved in June 2023 for treatment of ambulatory pediatric patients aged 4 through 5 years with DMD with a confirmed mutation in the DMD gene. In June 2024, the FDA granted approval of an expansion to the labeled indication for ELEVIDYS to include individuals with DMD with a confirmed mutation in the DMD gene who are at least 4 years of age, granting traditional approval for ambulatory patients and accelerated approval for non-ambulatory patients. Continued approval for non-ambulatory DMD patients may be contingent upon verification of clinical benefit in a confirmatory trial. In addition, several other companies are developing investigational gene therapies to treat DMD, including Solid Biosciences Inc.’s SGT-003 and REGENXBIO Inc.’s RGX-202, currently in Phase 1 and Phase 2 clinical development, respectively. Gene editing treatments that are in preclinical development are also being pursued by Vertex Pharmaceuticals, Inc., or Vertex, and Sarepta.

We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD, including Edgewise Therapeutics, Inc., or Edgewise, with EDG-5506, a muscle stabilizer that is currently in clinical development and Italfarmaco S.p.A., with DuvyzatTM (givinostat), an oral histone deacetylase, or HDAC, inhibitor, that reduces fibrosis in patients with DMD that was approved by the FDA in March of 2024 for the treatment of DMD in patients six years of age and older, and is under review by the EMA.

For DM1, there are currently no approved therapies to treat the underlying cause of the disease. Product candidates currently in clinical development to treat DM1 include several approaches that target DMPK RNA. These include AOC 1001, an antibody linked siRNA in Phase 3 clinical development by Avidity Biosciences, Inc., or Avidity; DYNE-101, an antibody conjugated antisense oligonucleotide in Phase 1/2 clinical development by Dyne; VX-670, a peptide conjugated PMO in Phase 2 by Entrada Therapeutics, Inc., or Entrada, and Vertex; and ARO-DM1, a conjugated siRNA in Phase 1/2 clinical development by Arrowhead Pharmaceuticals, Inc., or Arrowhead, and Sarepta. There are additional approaches under development such as ATX-01, a micro RNA that modulates the expression of MBNL1 by Arthex Biotech S.L. that is in Phase 1 development. Another small molecule, tideglusib, which is a GSK3-ß inhibitor is in clinical development by AMO Pharma Ltd., or AMO, for DM1.

Several gene editing and gene delivery treatments are in discovery or preclinical development by Vertex and Kate Therapeutics Inc. (recently acquired by Novartis); Design Therapeutics, Inc., or Design, is developing an approach to prevent formation of CUG hairpins; Expansion Therapeutics, Inc., or Expansion, and Arrakis Therapeutics, or Arrakis, are developing an approach utilizing the interaction of small molecules with RNA in preclinical development; and therapeutics based on biomolecular condensate biology are in preclinical development by Dewpoint Therapeutics, Inc., or Dewpoint, and Pfizer.

We will also compete more generally with other companies developing alternative scientific and technological approaches, including companies working to develop conjugates with oligonucleotides for extra-hepatic delivery, including Alnylam Pharmaceuticals, Inc., or Alnylam, Aro Biotherapeutics Co., or Aro, Arrowhead, Avidity, Dicerna Pharmaceuticals, Inc. (acquired by Novo Nordisk), or Dicerna, Dyne, Entrada, Ionis Pharmaceuticals, Inc., or Ionis. NeuBase Therapeutics, Inc., or NeuBase, PYC Therapeutics Limited, or PYC, and Sarepta, as well as gene therapy and gene editing approaches.

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

In consideration for the rights conveyed by OUI and MRC under the OUI/MRC License, we were obligated to pay, and have paid, to OUI certain up-front fees in an aggregate amount of approximately £80,000 in connection with the execution of each of the original OUI/MRC License and the amended and restated OUI/MRC License. In addition, we are obligated to pay to OUI sub-single to low, single-digit percentage royalties, or the Royalty Rate, on net sales of any OUI/MRC Licensed Products in excess of a threshold amount between £20 million and £30 million that are commercialized by us. The royalty rate for a given OUI/MRC Licensed Product will decrease a certain percentage following expiration or revocation of the last valid claim of the OUI/MRC Patents covering such OUI/MRC Licensed Product and where there is a product sold by a third party that competes with such OUI/MRC Licensed Product on a country-by-country basis. If we receive any non-royalty payments and royalties in connection with sublicenses or other contracts relating to the OUI/MRC Licensed Technology or OUI/MRC Know-How, we are obligated to pay to OUI, in each instance, a sublicense fee that is from mid-single digit to mid-teen percentage depending on the license year in which we execute the sublicense or contract. We are also required to pay certain milestone payments to OUI upon the achievement by us or our sublicensees of specified commercial milestone in an aggregate amount of £100,000 for certain OUI/MRC Licensed Products and specified patent procurement milestone in an aggregate amount of £10,000. In 2024, we paid OUI the patent procurement milestone of £10,000, adjusted per the retail price index under the terms of the OUI/MRC License.

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

As of December 31, 2024, we owned three pending U.S. patent applications, one pending Patent Cooperation Treaty, or PCT, international application, two European patent applications, two Japanese patent applications, two Hong Kong patent applications, one Canadian patent application, and one Chinese patent application, and we exclusively licensed one issued European patent (validated in France, Germany, Italy, Spain, and Great Britain), one Saudi Arabian patent, and 76 pending patent applications under our OUI/MRC License. For more information regarding our OUI/MRC License, see the section titled “Business—Material Contracts—License of Technology Agreement with Oxford University Innovation Limited and Medical Research Council as Part of United Kingdom Research and Innovation.”

The issued patent and patent applications that cover our product candidates and technology, as of December 31, 2024, include:

•
With respect to PGN-EDO51, we owned applications pending in the U.S., Europe and Japan that cover methods of use and exclusively licensed 50 pending patent applications under the OUI/MRC License that cover compositions of matter and methods of use, including applications in Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, South Korea, Mexico, New Zealand, the Russian Federation, Saudi Arabia, and the U.S. Any patents issuing from the patent applications would have expiration dates ranging from 2039 to 2042, without accounting for any available patent term adjustments or extensions.
•
With respect to PGN-EDODM1, we owned applications pending in the U.S., Canada, China, Europe, Hong Kong, and Japan that cover methods of use and exclusively licensed one patent and 44 pending patent applications under the OUI/MRC License that cover compositions of matter and methods of use, including a patent in Saudi Arabia and applications in Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, South Korea, Mexico, the Russian Federation, and the U.S. Any patents issuing from the patent applications would have expiration dates ranging from 2039 to 2042, without accounting for any available patent term adjustments or extensions.
•
With respect to PGN-EDO53, PGN-EDO45 and PGN-EDO44, we owned one application pending in the U.S., and we exclusively licensed 30 pending patent applications under the OUI/MRC License that cover compositions of matter and methods of use, including applications in Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, South Korea, Mexico, the Russian Federation, Saudi Arabia, and the U.S. Any patents issuing from these patent applications would expire in 2039 to 2045, without accounting for any available patent term adjustments or extensions.
•
With respect to our EDO platform, we owned one pending PCT international patent application and exclusively licensed one issued European patent (validated in France, Germany, Italy, Spain, and Great Britain) and 42 pending patent applications under the OUI/MRC License that cover compositions of matter and methods of use, including applications in Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, South Korea, Mexico, the Russian Federation, Saudi Arabia, and the U.S. The issued European patent is expected to expire in 2035, without accounting for any available patent term adjustments or extensions. The issued European patent was validated in France, Germany, Italy, Spain, and Great Britain, and it relates to certain compositions of matter and uses that may be utilized during future platform development activities. Any patents issuing from the patent applications would have expiration dates ranging from 2035 to 2043, without accounting for any available patent term adjustments or extensions.

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
•
Performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practice, or GCP, requirements to establish the safety and efficacy of the proposed drug product for each proposed indication;
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

U.S. Non-Patent Exclusivity

Market exclusivity provisions under the FDCA can delay the submission or the approval of certain follow-on applications. The FDCA provides a five-year period of data exclusivity within the U.S. to the first applicant to gain approval of an NDA for a new chemical entity, or NCE. A drug is a NCE if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an Abbreviated New Drug Application, or ANDA, for a generic version of the drug or a 505(b)(2) NDA for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, such a follow-on application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

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

From time to time, legislation is drafted, introduced, passed in Congress and signed into law that could significantly change the statutory provisions governing the approval, manufacturing, and marketing of products regulated by the FDA. In addition to new legislation, FDA regulations, guidances, and policies are often revised or reinterpreted by the agency in ways that may significantly affect the manner in which pharmaceutical products are regulated and marketed

Healthcare Regulation

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

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year through 2031, unless additional Congressional action is taken. The American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation.  These laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Further, the Inflation Reduction Act of 2022 (IRA) included several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries, proposed and enacted legislation and executive orders designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Individual states in the U.S. have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Marketing Authorization

To obtain a marketing authorization for a product in the EU, an applicant must submit a marketing authorization application, either under a centralized procedure administered by the European Medicines Agency, or EMA, or one of the procedures administered by competent authorities in the EU Member States (decentralized procedure, national procedure, or mutual recognition procedure). A marketing authorization may be granted only to an applicant established in the EU or the additional Member States of the European Economic Area (Norway, Iceland and Liechtenstein), or EEA.

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

Data and Market Exclusivity in the European Union

In the EU, new active substances (including both small molecules and biological medicinal products) approved on the basis of a complete and independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. Data exclusivity, if granted, prevents generic or biosimilar applicants from referencing the innovator’s pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization, for a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization application can be submitted, and the innovator’s data may be referenced, but no medicinal product can be marketed until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with currently approved therapies. There is no guarantee that a product will be considered by the EMA to be a new active substance, and products may not qualify for data exclusivity. Even if a product is considered to be a new active substance so that the innovator gains the prescribed period of data exclusivity, another company could nevertheless also market another version of the product if such company obtained marketing authorization based on a marketing authorization application with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.

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

Reform of the Regulatory Framework in the European Union

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). The European Commission has provided the legislative proposals to the European Parliament and the European Council for their review and approval, and, in April

2024, the European Parliament proposed amendments to the legislative proposals. Once the European Commission’s legislative proposals are approved (with or without amendment), they will be adopted into EU law.

Brexit and the Regulatory Framework in the United Kingdom

The U.K. formally left the EU on January 31, 2020, and the EU and the U.K. have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of cGMP, inspections of manufacturing facilities for medicinal products and cGMP documents issued, but does not provide for wholesale mutual recognition of United Kingdom and EU pharmaceutical regulations. At present, EU laws which have been transposed into U.K. law through secondary legislation continue to be applicable as “retained EU law”. However, legislation such as the EU Clinical Trials Regulation or other new EU legislation in relation to orphan medicinal products are not applicable. The U.K. government has passed the Medicines and Medical Devices Act 2021, which introduced delegated powers in favor of the Secretary of State (or for Northern Ireland, the Department of Health in Northern Ireland) to amend or supplement existing regulations in the area of medicinal products and medical devices. This allows new rules to be introduced in the future by way of secondary legislation, which aims to allow flexibility in addressing regulatory gaps and future changes in the fields of human medicines, clinical trials and medical devices.

As a result of the Northern Ireland protocol, following Brexit, the EMA remained responsible for approving novel medicines for supply in Northern Ireland under the EU centralized procedure, and a separate authorization was required to supply the same medicine in Great Britain (England, Wales and Scotland). However, on February 27, 2023, the U.K. government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the U.K.. In particular, the MHRA is now responsible for approving all medicinal products destined for the U.K. market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland under the EU centralized procedure. A single U.K.-wide marketing authorization will be granted by the MHRA for all novel medicinal products to be sold in the U.K., enabling products to be sold in a single pack and under a single authorization throughout the U.K. In addition, the new arrangements require all medicines placed on the U.K. market to be labelled “UK only”, indicating they are not for sale in the EU. The medicinal product aspects of the Windsor Framework have applied since January 1, 2025.

The MHRA has also introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment and a rolling review procedure. On January 1, 2024, a new international recognition framework was put in place, under which the MHRA may have regard to decisions on the approval of marketing authorizations made by the European Medicines Agency and certain other regulators (including the FDA) when determining an application for a U.K. authorization. The MHRA also has the power to have regard to marketing authorizations approved in EU Member States (or Iceland, Liechtenstein, Norway) through decentralized or mutual recognition procedures when determining an application for a U.K. authorization.

There is no longer pre-marketing authorization orphan designation in the U.K. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding marketing authorization application. The criteria are essentially the same, but have been tailored for the market, i.e., the prevalence of the condition in the U.K., rather than the EU, must not be more than five in 10,000. Should an orphan designation be granted, the period or market exclusivity will be set from the date of first approval of the product in the U.K..

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

Employees and Human Capital Resources

As of December 31, 2024, we had 81 full-time employees, of whom 27 have Ph.D. degrees, and several part-time employees employed on a co-op or internship basis. Within our workforce, 65 employees are engaged in research and development and 16 are engaged in finance, legal, business development, and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Facilities

In 2024, we primarily operated out of 31,668 square feet of office and laboratory space at 321 Harrison Street, Boston, Massachusetts 02118. The lease was signed on December 1, 2021 and the lease term commenced on December 29, 2022. The term of the lease is 110 months from the commencement date, expiring in May 2032, with an option to extend the lease for one successive five-year term.

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

In support of our mission, we have assembled a leadership team with deep experience in research and development, clinical translation, regulatory affairs, corporate development and compliance. Our Chief Executive Officer, James McArthur, Ph.D., brings over 25 years of industry experience to the company, including senior leadership and Board roles at Imara Inc., Cydan LLC and Nightstar Therapeutics plc, with a specific focus on rare disease therapeutics. Dr. McArthur is ably supported by Noel Donnelly, M.B.A., our Chief Financial Officer, who has over 25 years of experience in financial planning and analysis, business analytics and portfolio management and has held roles at EIP Pharma Inc., Takeda Pharmaceuticals, Inc., and Shire HGT; Paul Streck, M.D., M.B.A., our Head of Research and Development. who has over 20 years of experience in drug development, regulatory, and medical affairs leadership, and has held roles at Albireo Pharma, Inc., Arena Pharmaceuticals, Alder Biopharmaceuticals Inc., and Insmed Incorporated, as well as progressive roles at GSK, Shire HGT, and Amgen Inc., and 10 years in academic medical practice; Mary Beth DeLena, our General Counsel and Secretary, who has over 20 years of experience advising life sciences companies in a broad range of strategic, transactional, and corporate matters, spanning early research and development to commercial launch and execution, and has held roles at Alnylam, Praecis Pharmaceuticals, Inc. and Skadden, Arps, Slate, Meagher & Flom LLP; and David Borah, CFA, our Senior Vice President of Investor Relations and Corporate Communications, who spent over 20 years on the buy-side, holding numerous equity research positions of increasing responsibility at GW&K Investment Management, Newton Investment Management (formerly The Boston Company Asset Management), and Century Capital Management, and most recently held roles at Mural Oncology plc and Bicycle Therapeutics plc. We have also established a strong scientific advisory board, with members who bring a wealth of expertise from both the indication and therapeutic modality perspectives in their roles as academics, clinicians and drug developers.

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

Since inception, we have incurred significant operating losses. Our net losses were $90.0 million and $78.6 million for the years ended December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $271.5 million. To date, we have financed our operations primarily with the proceeds raised from the sale of our convertible preferred stock in private placements and common stock in our IPO and our equity offerings in early 2024, described below. We have devoted substantially all of our financial resources and efforts to research and development activities, business planning, establishing and maintaining our intellectual property portfolio, acquiring and developing product and technology rights, hiring personnel, leasing premises and associated capital expenditures, raising capital, and providing general and administrative support for these operations. We are still in the early stages of development of our programs and have only advanced two product candidates into clinical development. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

•
continue to advance our programs in DMD and DM1 through clinical development and work to resolve the U.S. clinical hold on the initiation in the U.S. of the CONNECT1 Phase 2 study of PGN-EDO51 in DMD;
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

While we have completed our Phase 1 clinical trial for PGN-EDO51 and initiated two Phase 2 clinical trials for PGN-EDO51 as well as an additional Phase 1 clinical trial for PGN-EDODM1 and more recently, a Phase 2 clinical trial for PGN-EDODM1, we expect that it will be many years, if ever, before we have a product candidate ready for commercialization. In December 2024, the FDA issued a clinical hold on the initiation of our Phase 2 CONNECT2 trial of PGN-EDO51 in DMD in the U.S. It is unknown whether we may be successful in resolving this hold. More recently, Health Canada has requested additional information from us to address safety concerns before any further dose escalation or enrollment of any additional participants at the current dose levels may proceed in our CONNECT1 study of PGN-EDO51. It is unknown whether Health Canada will allow us to dose escalate or enroll additional participants in this study. Moreover, even if we are successful in removing the FDA clinical hold, it is unknown whether the FDA may require the conduct of additional preclinical studies or clinical trials beyond those which we had planned to conduct. To become and remain profitable, we must succeed in developing, obtaining the necessary regulatory approvals for and eventually commercializing a product or products that generate significant revenue. The ability to achieve this success will require us to be effective in a range of challenging activities, including:

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

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we identify, continue the research and development of, continue preclinical testing and initiate clinical trials of, arrange for the manufacturing of, and potentially seek marketing approval for any product candidates that successfully completes clinical testing. To date, we have only completed a Phase 1 clinical trial for our first product candidate, PGN-EDO51, initiated one additional Phase 1 clinical trial for PGN-EDODM1, two Phase 2 clinical trials for PGN-EDO51 and more recently, one Phase 2 clinical trial for PGN-EDODM1. The resolution of the clinical hold in the U.S. on the initiation of the Phase 2 CONNECT2 clinical trial of PGN-EDO51, assuming resolution is reached with the FDA, may require additional capital beyond that we had planned to allocate to this program, and the amount of such capital could be considerable. In addition, if we obtain marketing approval for any product candidate, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed, on attractive terms or at all, we may be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of December 31, 2024, we had cash, cash equivalents, and marketable securities of $120.2 million. Prior to our IPO in May 2022, we raised aggregate gross proceeds of $133.5 million from the private placement of convertible preferred stock. We raised aggregate gross proceeds of $122.9 million from our IPO.

On February 5, 2024, we sold shares of common stock under our at-the-market offering program, or ATM program, pursuant to an At-the-Market Equity Offering Sales Agreement, or Sales Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, resulting in net proceeds of $9.9 million.. On February 9, 2024, we sold shares of common stock in an underwritten follow-on offering, or the Follow-on Offering, resulting in net proceeds of $76.4 million after deducting underwriters' fees of $3.7 million. Net proceeds from the ATM program and Follow-on Offering, after deducting underwriters' fees and costs of the offerings, were $86.3 million.

Based on our currently planned operations, we believe that our existing cash, cash equivalents, marketable securities will be sufficient to fund our operations for at least 12 months from the date of the filing of this 10-K. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors, including factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect and could be forced to seek additional funding sooner than planned.

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

Identifying potential product candidates and conducting preclinical testing and clinical trials are time-consuming, expensive and uncertain processes requiring years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, even if we successfully develop product candidates and those are approved, we may not achieve commercial success. Our commercial revenues, if any, may not be sufficient to sustain our operations. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

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

We commenced operations in 2018, have no products approved for commercial sale and have not generated any revenue from product sales. To date, our operations have been limited to organizing and staffing our company, business planning, executing collaborations, raising capital, licensing, conducting research activities, conducting preclinical studies of our programs and clinical trials of our product candidates, filing and prosecuting patent applications and providing general and administrative support for these operations. One of our product candidates, PGN-EDO51, completed a Phase 1 clinical trial and we have initiated one additional Phase 1 clinical trial for PGN-EDODM1 and two Phase 2 clinical trials for PGN-EDO51 and more recently, a Phase 2 clinical trial for PGN-EDODM1. In December 2024, the FDA issued a clinical hold on the initiation of our Phase 2 CONNECT2 trial of PGN-EDO51 in DMD in the U.S. It is unknown whether we may be successful in resolving this hold. Moreover, even if we are successful in removing the hold, it is unknown whether the FDA may require the conduct of additional preclinical studies or clinical trials beyond those which we had planned to conduct. More recently, Health Canada has requested additional information from us to address safety concerns before any further dose escalation or enrollment of any additional participants at the current dose levels may proceed in our CONNECT1 Phase 2 study of PGN-EDO51 in DMD. It is unknown whether Health Canada will allow us to dose escalate or enroll additional participants in this study. All of our other research programs are still in the research or preclinical stage of development, and their risk of failure is high. We have not yet demonstrated our ability to successfully complete clinical trials consistently, obtain marketing approvals, manufacture product on a commercial scale or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products

Our limited operating history may make it difficult to evaluate our technology and industry and predict our future performance. Our limited history as an operating company makes any assessment of our future success or viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage companies in rapidly evolving fields. If we do not address these risks successfully, our business will suffer.

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

We are early in our development efforts and have invested our research efforts to date in developing our EDO platform. We have a portfolio of research programs, and we have two product candidates in clinical trials — PGN-EDO51 for DMD and PGN-EDODM1 for DM1. We have completed a Phase 1 clinical trial for our first product candidate, PGN-EDO51 in HVs. We have initiated our Phase 2 CONNECT1 trial for PGN-EDO51 in Canada and began dosing participants in January of 2024. In July 2024, we reported initial data from the low dose cohort (5 mg/kg) in this trial. Based on this data, we have amended the CONNECT1 study protocol to implement several changes. Following notification of the FDA clinical hold referenced below, Health Canada requested additional information from us to address safety concerns before any further dose escalation or enrollment of any additional participants at the current dose levels may proceed in our CONNECT1 study. It is unknown whether Health Canada will allow us to dose escalate or enroll additional participants in this study. We received clearance from the MHRA to initiate our Phase 2 CONNECT2 trial for PGN-EDO51 in the U.K. In December 2024, the FDA issued a clinical hold on the initiation of the CONNECT2 clinical trial in the U.S. We have initiated a Phase 1 clinical trial, designated FREEDOM, for our second product candidate, PGN-EDODM1, and began dosing participants in December 2023. On February 24, 2025, we reported initial single-dose data for each of the first two cohorts (5 and 10 mg/kg) in the Phase 1 FREEDOM study. We have also opened a Phase 2 clinical trial, FREEDOM2, in Canada and the U.K.

We are evaluating additional product candidates in preclinical studies, but have not completed IND- or CTA-enabling activities for any of our other product candidates or advanced any of our other product candidates into clinical trials. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

Commencing clinical trials in the U.S. is subject to authorization by the FDA of an IND and finalizing the trial design based on discussions with the FDA and other regulatory authorities. In the event that the FDA requires us to complete additional preclinical studies, or we are required to satisfy other FDA or other regulator requests prior to commencing clinical trials, the start of our clinical trials may be delayed. As noted above, in December 2024, we announced that FDA had placed a clinical hold on the initiation of our planned Phase 2 CONNECT2 trial in the U.S. In addition, previously, in May 2023, we announced that FDA had placed a clinical hold on our planned Phase 1 FREEDOM clinical trial of PGN-EDODM1 in the U.S. We submitted a response to the FDA and in

October 2023, we announced that the FDA had lifted the clinical hold, allowing us to initiate FREEDOM in the U.S. Even after initiating FREEDOM in the U.S., the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence any clinical trial, including our FREEDOM2 study of PGN-EDODM1, or disagree with or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect. There are equivalent processes and risks applicable to CTAs in other countries, including Canada and countries in Europe. Moreover, regulatory authorities in other countries could request that we pause dosing or further enrollment in one or more of our ongoing studies based in whole or in part on a clinical hold in the U.S.

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
•
successful initiation, enrollment and completion of clinical trials, including under the FDA’s GCP, GLP, and any additional regulatory requirements from foreign regulatory authorities;
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

Our lead product candidates are currently in clinical-stage development, while our other product candidates are still in the research or preclinical stage of development and our approach to treating muscle disease is unproven. Our research programs may fail to identify potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates and our potential product candidates may be shown to have harmful side effects in preclinical in vitro experiments or in vivo animal model studies, or in future clinical studies. In addition, our potential product candidates may not show promising signals of therapeutic effect in such experiments or studies or they may have other characteristics that may make the product candidates impractical to manufacture, unmarketable or unlikely to receive marketing approval. Further, because all of our development programs are based on our EDO platform, adverse developments with respect to one of our programs may have a significant adverse impact on the actual or perceived likelihood of success and value of our other programs. In addition, we may be negatively impacted by the decision of other companies to discontinue development of products using technology similar to our technology. For example, recently, Sarepta announced that it was discontinuing its SRP-5051 peptide-linked PMO development program, based on the risk-benefit of the program, including some patients experiencing hypomagnesemia even after treatment with SRP-5051 was discontinued, feedback from the FDA, and the evolving therapeutic landscape for DMD.

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

The risk of failure in developing product candidates is high. It is impossible to predict when or if any product candidate would prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development, obtain regulatory clearance to commence clinical trials, and then conduct extensive clinical trials to demonstrate the safety and efficacy of product candidates in humans. To date, we have only completed a Phase 1 clinical trial of PGN-EDO51 and initiated an additional Phase 1 clinical trial of PGN-EDODM1, two Phase 2 clinical trials of PGN-EDO51 and more recently, a Phase 2 clinical trial of PGN-EDODM1.

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

Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support clearance of our INDs, CTAs and other similar regulatory filings. We cannot be certain if the outcome of our preclinical studies and clinical trials will ultimately support further development of our product candidates or future programs, or future regulatory approval and commercialization. Although we have completed a Phase 1 study of our lead product candidate, PGN-EDO51, initiated two Phase 2 studies of PGN-EDO51 and initiated an additional Phase 1 and a Phase 2 clinical trial of our second candidate, PGN-EDODM1, we cannot be certain of the completion or outcome of our preclinical testing and studies for our other product candidates and cannot predict whether the FDA, European Medicines Agency, or EMA, or comparable foreign regulatory authorities will accept our proposed clinical programs for PGN-EDO51 or PGN-EDODM1, or whether the outcome of our preclinical testing and studies will ultimately support the further development of our other product candidates. For example, Health Canada has recently requested additional information from us to address safety concerns before any further dose escalation or enrollment of any additional participants at the current dose levels may proceed in our Phase 2 CONNECT1 study of PGN-EDO51 in DMD. It is unknown whether Health Canada will allow us to dose escalate or enroll additional participants in this study. In addition, in December 2024, the FDA issued a clinical hold on the initiation of our Phase 2 CONNECT2 trial of PGN-EDO51 in DMD planned to be initiated in the U.S. It is unknown whether we may be successful in resolving this hold. Moreover, even if we are successful in removing the hold, it is unknown whether the FDA may require the conduct of additional preclinical studies or clinical trials beyond those which we are conducting or plan to conduct. Conducting preclinical testing is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity and novelty of the program, and often can be several years or more per program. In addition, the progress and timing of our preclinical studies, including pharmacology and toxicology studies, may be impacted by the limited supply of NHPs needed for such studies. As a result, we cannot be sure that we will be able to submit INDs, CTAs and other similar regulatory filings for our programs on the timelines we expect, if at all, and we cannot be sure that submission of such regulatory filings will result in the FDA, EMA or comparable foreign regulatory authorities allowing clinical trials to begin, including in the case of our CONNECT2 clinical study for PGN-EDO51 and our FREEDOM2 clinical study for PGN-EDODM1. For example, in May 2023, we announced that we received a clinical hold notice from the FDA regarding our IND application to initiate our Phase 1 FREEDOM study, and in June 2023, we provided an update on our plans with respect to this program. In October 2023, we announced that the FDA lifted the clinical hold on our Phase 1 FREEDOM study, allowing this study to proceed in the U.S.

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
•
delays in opening clinical trial sites or obtaining required IRB, or independent ethics committee approval, or the equivalent review groups for sites outside the U.S., at each clinical trial site;
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

Clinical trials must be conducted in accordance with the FDA and other applicable regulatory authorities’ legal requirements, regulations or guidelines, and are subject to oversight by these governmental agencies and IRBs or ethics committees at the medical institutions where the clinical trials are conducted. We could encounter delays if a clinical trial is suspended or terminated by us, by the DSMB for such trial or by the FDA or any other regulatory authority, or if the IRBs of the institutions in which such trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

In addition, disruptions caused by the effects of any epidemics or pandemics may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials.

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
•
be sued; or
•
experience damage to our reputation.

In particular, each of the conditions for which we plan to develop or are developing product candidates is a rare genetic disease with limited patient pools from which to draw for clinical trials. Further, because it can be difficult to diagnose these diseases in the absence of a genetic screen, we may have difficulty finding patients who are eligible to participate in our studies. The eligibility criteria of our clinical trials will further limit the pool of available study participants. Additionally, the process of finding and diagnosing patients may prove costly. The treating physicians in our clinical trials may also use their medical discretion in advising patients enrolled in our clinical trials to withdraw from our studies or to try alternative therapies. Finally, we must compete with other companies with either approved therapies or investigational therapies in development for the conditions which we are developing product candidates for, which may further limit the pool of potential patients.

The outcome of preclinical studies and earlier-stage clinical trials may not be predictive of future results or the success of later preclinical studies and clinical trials.

We are in the early stages of our programs and have successfully completed a Phase 1 HV clinical trial in Canada for our lead product candidate, PGN-EDO51, reported early data from the low dose cohort of our first Phase 2 trial of PGN-EDO51 in DMD patients, initiated Phase 1 and Phase 2 clinical trials for our PGN-EDODM1 product candidate and reported initial data from the first two cohorts of our Phase 1 trial of PGN-EDODM1, but we have not completed IND- or CTA-enabling activities for our other product candidates or advanced any other product candidates into clinical development. As a result, our belief in the capabilities of our platform is based on early research, preclinical studies, our completed Phase 1 clinical trial in HVs and early data from our Phase 2 study of PGN-EDO51 and our Phase 1 study of PGN-EDODM1. However, the results of preclinical studies may not be predictive of the results of later preclinical studies or clinical trials, and the results of any early-stage clinical trials may not be predictive of the results of later clinical trials. For example, we may not see the same levels of exon skipping, oligonucleotide delivery or dystrophin production in DMD patients as was observed in our preclinical studies or, with respect to exon skipping and oligonucleotide delivery, in our Phase 1 HV study of PGN-EDO51. While we saw high mean levels of exon skipping (2.15%) in all participants at the 5 mg/kg starting dose of our CONNECT1 Phase 2 study after four doses and three months of treatment, we did not achieve the level of dystrophin that we had anticipated. With a longer treatment period and higher doses of PGN-EDO51, we expect to see higher levels of exon skipped transcript potentially resulting in significant increases in dystrophin, but this may not be the case. Given Health Canada’s recent request for additional information from us to address safety concerns before any further dose escalation or enrollment of any additional participants at the current dose levels may proceed in our CONNECT1 study, we may be unable to further advance the CONNECT1 study beyond dosing of the currently enrolled participants at current dose levels. In addition, with the current clinical hold on initiation of our CONNECT2 clinical trial in the U.S. for PGN-EDO51 in DMD, we may be unable to advance development of PGN-EDO51 for DMD in the U.S. On February 24, 2025, we reported initial single-dose data for each of the first two cohorts (5 and 10 mg/kg) in the Phase 1 FREEDOM study. While we observed robust and dose-dependent mean splicing correction (29.1%) at the 10 mg/kg dose level, we observed limited change in functional outcomes after a single dose over one month. We believe robust splicing correction with PGN-EDODM1 has the potential to lead to meaningful functional improvements with repeat dosing over time, but this may not be the case. Initial success in clinical trials, including in our CONNECT1 and FREEDOM studies, may not be indicative of results obtained when such trials are completed. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Our clinical trials may not ultimately be successful or support further clinical development of our product candidates. There is a high failure rate for product candidates proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any such setbacks in our clinical development could materially harm our business and results of operations.

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
•
ability to monitor patients adequately during and after treatment; and
•
other factors outside of our control, such as the potential effects of any epidemics, pandemics or health crisis.

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

From time to time, we may publicly disclose preliminary or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, in September 2022, we announced results from our Phase 1 clinical trial of PGN-EDO51, in July 2024, we announced initial results from our CONNECT1 Phase 2 trial from the low dose (5 mg/kg) cohort as well as high level safety information for the ongoing 10 mg/kg dose cohort, and more recently, we provided additional safety information from the ongoing CONNECT1 trial. On February 24, 2025, we announced initial results from our FREEDOM Phase 1 trial from the 5 and 10 mg/kg dose cohorts. The topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data and preliminary results should be viewed with caution until the final data are available.

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

We have completed dosing up to 15 mg/kg in a Phase 1 clinical trial of PGN-EDO51, in which PGN-EDO51 was observed to be generally well-tolerated in HVs at clinically active doses, and are dosing participants at 5 mg/kg and 10 mg/kg in an ongoing Phase 2 clinical trial of PGN-EDO51, in which we believe PGN-EDO51 has continued to demonstrate a favorable safety profile as of January 23, 2025, but there can be no assurance that our product candidates will not cause undesirable side effects in patients. For example, in preclinical toxicology studies of PGN-EDO51 in normal NHPs, we observed transient, clinical signs of hypotension in some animals treated at a dose level higher than that which we intend to evaluate in the clinic. In addition, in our Phase 1 clinical trial of PGN-EDO51, at 15 mg/kg, we observed mild, transient, reversible changes in kidney biomarkers that resolved without intervention in all but one participant who experienced a non-life threatening serious adverse event. While the trial was not halted by the safety review committee nor put on hold by Health Canada, under the protocol for this Phase 1 clinical trial, any non-life-threatening SAE was considered a DLT. This participant was admitted to the hospital for less than 24 hours, received intravenous hydration, and then was re-admitted to the Phase 1 unit and completed the study. We also observed transient mild to moderate hypomagnesemia in two participants in the Phase 1 trial, which did not require intervention. Based on published data and other publicly available information, such adverse events are consistent with the types of events reported with this class of oligonucleotides in general. In the ongoing CONNECT1 Phase 2 study, based on the totality of data in both the 5 mg/kg cohort and the ongoing 10 mg/kg cohort as of January 23, 3025, we continue to believe PGN-EDO51 has a favorable emerging safety profile. Magnesium levels in two of the participants in the 10 mg/kg cohort, who were previously reported as having asymptomatic hypomagnesemia, have returned to levels within normal limits with administration of ongoing low-dose oral magnesium supplementation. Dosing of one of these two participants was paused due to a reduction of his eGFR. This event did not meet the pre-specified criteria for a DLT. A subsequent nuclear scan indicated measured glomerular filtration rate was in the normal range. The participant’s eGFR is improving and the investigator is evaluating for the resumption of dosing as this value returns to baseline levels. We are continuing to review the event and associated potential confounding factors to better understand its manifestation. There have been no treatment-related SAEs, and all treatment-related adverse events have been mild. There was no sustained elevation in kidney biomarkers. There were also no cases of hypokalemia, anemia or thrombocytopenia. We have received communication from Health Canada that dosing of participants in the 5 and 10 mg/kg cohorts may continue at their current dose levels. Health Canada has requested additional information from us to address its safety concerns before any further dose escalation or enrollment of any additional participants at the current dose levels.

On February 24, 2025, we reported initial data from the 5 and 10 mg/kg dose cohorts in our FREEDOM Phase 1 study in DM1 patients. We believe PGN-EDODM1 has a favorable emerging safety profile. Through the data cutoff date of December 3, 2024, PGN-EDODM1 was observed to be generally well-tolerated, with most TEAEs being mild or moderate in severity. There were no adverse events related to electrolytes or renal biomarkers. There can be no assurance that PGN-EDODM1 will not cause undesirable side effects in patients with further dosing and dose escalation, including safety events similar to those observed in our studies with PGN-EDO51.

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

Despite the outcome of our Phase 1 clinical trial of PGN-EDO51 and the early results from our Phase 2 CONNECT1 study, as well as the initial results from our Phase 1 clinical trial of PGN-EDODM1, further results from our CONNECT1 or FREEDOM trials or future results from our CONNECT2 Phase 2 clinical trials for PGN-EDO51 or our FREEDOM2 Phase 2 clinical trial of PGN-EDODM1, or studies of any other product candidate could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics than previously anticipated. If any product candidates we develop are associated with serious adverse events, undesirable side effects or unexpected characteristics, we may need to abandon their development or limit development to certain uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, any of which would have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, regulatory authorities may draw different conclusions, require additional testing to confirm these determinations, require more restrictive labeling or deny regulatory approval of the product candidate. Many product candidates that initially showed promise in early-stage testing have later been found to cause side effects that prevented further clinical development of the product candidates.

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

Social media is increasingly being used to communicate about pharmaceutical companies’ clinical development activities, and we intend to utilize appropriate social media in connection with our development efforts. Additionally, patients may use social media channels to comment on their experience in an ongoing blinded clinical trial or to report an alleged adverse event. If such disclosures occur in the future in connection with any of our sponsored clinical trials, there is a risk that trial enrollment may be adversely impacted, that we may fail to monitor and comply with applicable adverse event reporting obligations or that we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our product candidates. There is also a risk of inappropriate disclosure of sensitive or confidential information or negative or inaccurate posts or comments about us on any social networking website. In addition, we may encounter attacks on social media regarding our company, management or our product candidates, and fraudsters could and have attempted to illegally use our name on social media platforms to defraud the public. It is also possible for individuals or groups to target companies with disruptive social media campaigns related to a request for access to unapproved drugs for patients with significant unmet medical need. If we experience a similar social media campaign regarding our decision to provide or not provide access to any of our product candidates under an expanded access policy, our reputation may be negatively affected and our business may be harmed. If any of these events were to occur or we fail to comply with applicable regulations, we could incur liability, face regulatory actions or incur other harm to our business.

Clinical trial and product liability lawsuits against us could divert our resources, could cause us to incur substantial liabilities and could limit commercialization of our product candidates.

We face an inherent risk of clinical trial and product liability exposure related to the testing of product candidates that have entered or eventually proceed to clinical trials, and we will face an even greater risk if we commercially sell any products that receive marketing approval. While we currently have only two product candidates in clinical development and none that have been approved for commercial sale, the future use of product candidates by us in clinical trials, and the sale of any approved products in the future, may expose us to liability claims. These claims might be made by patients that use the product, healthcare providers, pharmaceutical companies or others selling such products. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we may incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations and study protocols. For example, we will remain responsible for ensuring that each of our IND- and CTA-enabling studies and clinical trials are conducted in accordance with the study plan and protocols. Moreover, the FDA requires us to comply with GCPs for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions. If we or any of our CROs or other third parties, including trial sites, fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under conditions that comply with the FDA’s cGMPs. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

In addition, there are few CDMOs that have the capability to manufacture oligonucleotides and peptides, the key intermediates in the synthesis of the final active pharmaceutical ingredient, both of which are critical to the development and production of our product candidates. We are aware that one or more of our competitors are using either oligonucleotides, peptides, or both in their product candidates, and that they have engaged with many of these CDMOs, which may hinder our ability to also contract with those CDMOs. As a result, we may have difficulty finding and engaging sufficient third-party manufacturers to develop and manufacture our product candidates, which may affect our ability to conduct preclinical studies and clinical trials. Moreover, legislative proposals are pending that, if enacted, could negatively impact U.S. funding for certain biotechnology providers, including some of our vendors, that may have relationships with certain foreign governments or are viewed as posing a threat to national security. If certain of these vendors are unable to continue to provide services or we are unable to contract with such vendors, this could further constrain our ability to find and engage third-party manufacturers to develop and manufacture our product candidates, which could adversely affect our business.

We currently depend on a small number of third-party suppliers to supply the product candidates that we are evaluating in our research programs. The loss of these or future third-party suppliers, or their inability to provide us with sufficient supply, could harm our business.

We do not own or operate manufacturing facilities and have no current plans to develop our own clinical or commercial-scale manufacturing capabilities. We rely on a small number of third-party suppliers for the manufacture of the product candidates that we are evaluating in our research programs. We expect to continue to depend on third-party suppliers for the manufacture of any product candidates we advance into preclinical and clinical development, as well as for commercial manufacture if those product candidates receive marketing approval. The facilities used by third-party manufacturers to manufacture our product candidates must be approved by the FDA, the EMA and any comparable foreign regulatory authority pursuant to inspections that will be conducted after we submit an NDA to the FDA or any comparable filing to the EMA or other foreign regulatory authority. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP requirements for the manufacture of products. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, the EMA or any comparable foreign regulatory authority, we may incur delays in our clinical trials or regulatory submissions, and they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities.

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

We engage a number of third-party suppliers and service providers to supply critical goods and services, such as contract research services, contract manufacturing services and information technology services. Disruptions to the business, financial stability or operations of these suppliers and service providers, including due to strikes, labor disputes or other disruptions to the workforce, for instance, if, as a result of a pandemic or health epidemic, employees are not able to come to work, or to their willingness and ability to produce or deliver such products or provide such services in a manner that satisfies the requirements put forth by the authorities, or in a manner that satisfies our own requirements, could affect our ability to develop and market our future product candidates on a timely basis. If these suppliers and service providers were unable or unwilling to continue to provide their products or services in the manner expected, or at all, we could encounter difficulty finding alternative suppliers. Even if we are able to secure appropriate alternative suppliers in a timely manner, costs for such products or services could increase significantly. Any of these events could adversely affect our results of operations and our business.

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

Although we are currently in clinical development for two product candidates, we have no experience as a company in conducting, completing and managing the full suite of clinical trials necessary to obtain regulatory approvals, including approval by the FDA, the EMA or comparable foreign regulatory authorities, or in obtaining approval of any of our product candidates. We are early in our development efforts for our product candidates, and we have successfully completed a Phase 1 clinical trial and initiated Phase 2 trials for our lead product candidate, PGN-EDO51, except in the U.S. where the FDA issued a clinical hold on the initiation of our planned CONNECT2 clinical trial, and initiated an additional Phase 1 and a Phase 2 clinical trial for our second product candidate, PGN-EDODM1. We will need to successfully complete IND- or CTA-enabling activities, early-stage, later-stage and pivotal clinical trials, in order to obtain FDA, EMA or comparable foreign regulatory approval to market PGN-EDO51, PGN-EDODM1, and any future product candidates.

Carrying out clinical trials and the submission of a successful NDA is a complicated process. We completed our first Phase 1 clinical trial for PGN-EDO51 in the third quarter of 2022, and we began dosing participants in CONNECT1 in Canada in January 2024. We received clearance from the MHRA in February 2024 to initiate CONNECT2 in the U.K. in boys and young men living with DMD.

Based on the observed high tissue concentrations of oligonucleotide and exon skipping in muscle in our Phase 1 trial of PGN-EDO51 in HVs, as well as the early data from the low dose (5 mg/kg) cohort in our CONNECT1 Phase 2 trial of PGN-EDO51, we believe that these results could signal the potential for the accumulation of exon 51 skipped transcript and higher production of dystrophin protein in muscle tissue with repeated doses of PGN-EDO51 in DMD patients over a longer treatment period. However, our belief based on this data may be erroneous and, to date, the FDA has not allowed the initiation of the planned CONNECT2 clinical trial in the U.S., placing that trial on clinical hold. Moreover, we have received communication from Health Canada that dosing of participants in the 5 and 10 mg/kg cohorts in our CONNECT1 Phase 2 study may continue at their current dose levels. Health Canada has requested additional information from us to address its safety concerns before any further dose escalation or enrollment of any additional participants at the current dose levels in the CONNECT1 study. It is unknown whether Health Canada will allow us to further dose escalate or enroll additional participants in this study. There can be no assurance that our expectations of higher exon skipping and dystrophin production will be reflected in continued Phase 2 clinical evaluation of PGN-EDO51 in DMD patients.

In addition, based on our observations in preclinical studies that treatment with PGN-EDODM1 led to robust correction of mis-splicing and myotonia, as well as the robust dose-dependent splicing correction observed in the initial data from the 5 and 10 mg/kg cohorts in our FREEDOM Phase 1 study, we believe PGN-EDODM1 has the potential to lead to meaningful functional improvements with repeat dosing over time. However, our belief based on this data may be erroneous. There can be no assurance that our expectations of robust splicing correction and improved functional outcomes will be reflected in continued clinical evaluation of PGN-EDODM1 in DM1 patients, including in our ongoing FREEDOM2 MAD study.

Although we completed a Phase 1 clinical trial for our lead product candidate and have several additional clinical trials ongoing, we have not completed any additional clinical trials, and have limited experience as a company in preparing, submitting and prosecuting regulatory filings. In addition, we have had limited interactions with the FDA, the EMA and comparable foreign regulatory authorities and cannot be certain how many clinical trials of PGN-EDO51, PGN-EDODM1, or any other product candidates will be required or how such trials should be designed. For example, the FDA has approved at least four drugs based on their minimal dystrophin production, and it is our belief that we may be able to pursue an accelerated approval pathway for PGN-EDO51 on that same basis, assuming we continue to see increases in exon skipping and dystrophin production with higher doses and a longer treatment period. The FDA has previously provided feedback on our clinical trials for PGN-EDO51, as well as for PGN-EDODM1, and we have addressed their feedback in our clinical trial designs. To date, we have not received FDA feedback on any potential accelerated approval pathway for PGN-EDO51 and currently a clinical hold is in place for the initiation of CONNECT2 in the U.S. We may be unable to successfully resolve our current clinical hold and efficiently execute and complete necessary clinical trials for our product candidates in a way that leads to regulatory submission and approval of any of our product candidates, including potentially any accelerated approval. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our current or planned clinical trials, could prevent us from or delay us in submitting NDAs for and commercializing our product candidates.

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

Even if we eventually complete clinical testing and receive approval of an NDA or foreign marketing application for any product candidates, the FDA, EMA or applicable foreign regulatory authority may grant approval or other marketing authorization contingent on the performance of costly additional clinical trials, including post-market clinical trials. For example, we expect that the FDA will require a confirmatory trial of PGN-EDO51, if it is approved under the accelerated approval regulations. The FDA, EMA or the applicable foreign regulatory authority also may approve or authorize for marketing a product candidate for a more limited indication or patient population that we originally request, and the FDA, EMA or applicable foreign regulatory authority may not approve or authorize the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any of these restrictions or commitments could render an approved product not commercially viable, which would materially adversely impact our business and prospects.

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

In order to market and sell our product candidates in the EU and many other foreign jurisdictions, we or our collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the U.S., it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or these third parties may not obtain approvals from regulatory authorities outside the U.S. on a timely basis, if at all. Approval by the FDA does not ensure approval by the EMA or regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. Furthermore, now that the U.K. is no longer part of the EU, a separate authorization is needed to market medicinal products in the U.K. We may not be able to file for marketing approvals and may not receive the necessary approvals to commercialize our medicines in any jurisdiction, which would materially impair our ability to generate revenue.

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

We may in the future seek accelerated approval, where applicable, under the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition, generally provides a meaningful advantage over available therapies, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of accelerated approval, the FDA likely would require that we perform adequate and well-controlled post-marketing clinical trials to confirm the product’s clinical benefit. These confirmatory trials must be completed with due diligence. Under FDORA, the FDA is permitted to require, as appropriate, that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date of accelerated approval was granted. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. We have reported encouraging early results from the first cohort in our Phase 2 CONNECT1 study of PGN-EDO51 and believe that with a longer treatment period and higher doses of PGN-EDO51, we may see higher levels of exon skipped transcript potentially resulting in significant increases in dystrophin. If we continue to receive positive results from our CONNECT1 study and receive positive results from the CONNECT2 study for PGN-EDO51 that show an acceptable safety and tolerability profile; a clinically meaningful increase in dystrophin levels, a surrogate endpoint, in the biceps of DMD patients; and robust exon skipping levels in the same tissue; we intend to pursue this accelerated approval pathway subject to discussions with the FDA. However, we have received communication from Health Canada that dosing of participants in the 5 and 10 mg/kg cohorts may continue at their current dose levels, but currently Health Canada will not allow us to dose escalate or enroll additional participants in our CONNECT1 Phase 2 trial and the initiation of our CONNECT2 Phase 2 trial is on clinical hold in the U.S. Even if we obtain clearance from Health Canada to further dose escalate and enroll more participants in the CONNECT1 trial and we obtain clearance from the FDA to initiate our CONNECT2 Phase 2 trial in the U.S., these Phase 2 trials may fail to produce such supportive clinical data, and we may be unable to pursue the accelerated approval pathway as planned. To date we have not received FDA feedback on any potential accelerated approval pathway for PGN-EDO51.

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

In the EU, under the centralized procedure, the EMA’s CHMP may perform an accelerated assessment of a marketing authorization application. Applicants requesting an accelerated assessment procedure must justify that the product candidate is expected to be of major public health interest, particularly from the point of view of therapeutic innovation. Prior to seeking accelerated approval for any of our product candidates, we intend to seek feedback from the FDA or similar foreign regulatory authorities and will otherwise evaluate our ability to seek and receive accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA or similar application for accelerated approval or any other form of expedited development or review. Similarly, there can be no assurance that after subsequent FDA or similar foreign regulatory authorities feedback we will continue to pursue or apply for accelerated approval or any other form of expedited development or review, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or other expedited development or review for our product candidates, there can be no assurance that such submission or application will be accepted or that any expedited development or review will be granted on a timely basis, or at all. The FDA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development or review for our product candidate would result in a longer time period to commercialization of such product candidate, if any, could increase the cost of development of such product candidate, and could harm our competitive position in the marketplace.

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

We have received fast-track designation for PGN-EDODM1 for the treatment of DM1 and may seek fast-track designation for some of our other product candidates. If a drug is intended for the treatment of a serious or life-threatening condition and nonclinical or clinical data for the drug demonstrates the potential to address an unmet medical need for such a condition, the drug sponsor may apply for fast-track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it for any of our other product candidates. Even with fast-track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast-track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast-track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

If the FDA determines that a product candidate offers a treatment for a serious condition and, if approved, the product would provide a significant improvement in safety or effectiveness, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review and take action on an application is six months, rather than the standard review period of ten months. We may request priority review for our product candidates. The FDA has broad discretion with respect to whether or not to grant priority review status to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily result in an expedited regulatory review or approval process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or at all.

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

Designation of a drug as a product for a rare pediatric disease does not guarantee that a marketing application for such drug will meet the eligibility criteria for a rare pediatric disease PRV at the time the application is approved. While we have received RPDD from the FDA for PGN-EDO51 for the treatment of DMD patients who are amenable to exon 51 skipping, we would need to request a rare pediatric disease PRV in the marketing application of PGN-EDO51. The FDA may determine that any such marketing application, if approved, does not meet the eligibility criteria for a PRV. The FDA’s rare pediatric disease priority review voucher program began to sunset on December 20, 2024 on failure to pass a continuing resolution package that included its reauthorization. Under the amended statutory provisions, after December 20, 2024, the FDA may award rare pediatric disease PRVs for an approved rare pediatric disease product application only if the sponsor has rare pediatric disease designation for the drug and if that designation was granted by December 20, 2024. After September 30, 2026, the FDA may not award any rare pediatric disease priority review vouchers. We understand that the FDA continues to review designation requests despite this program beginning to sunset. Congress may vote to reauthorize this program, but its future remains unknown at this time. If a marketing application for PGN-EDO51 is not approved prior to September 30, 2026 for any reason, regardless of whether it meets the criteria for a rare pediatric disease PRV, it will not be eligible for a PRV, unless the authority for FDA to award rare pediatric disease PRVs is further extended through federal lawmaking.

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

Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on March 14, 2025. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

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

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the EU and U.K. The provision of benefits or advantages to induce or reward improper performance generally is typically governed by the national anti-bribery laws of European Union Member States, and the Bribery Act 2010 in the U.K. Infringement of these laws could result in substantial fines and imprisonment. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the U.K. despite its departure from the EU.

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

Among other requirements, the GDPR includes restrictions on cross-border transfers of personal data subject to the GDPR to countries outside the EEA/U.K. that have not been found to provide adequate protection to such personal data (third countries), unless a valid GDPR transfer mechanism (for example, the European Commission approved Standard Contractual Clauses, or SCCs, certification to the EU-U.S. Data Privacy Framework (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the framework) and the U.K. International Data Transfer Agreement/Addendum, or U.K. IDTA) has been put in place. Where relying on the SCCs /U.K. IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal data. The international transfer obligations under the EEA/U.K. data protection regimes will require significant effort and cost and may result in us needing to make strategic considerations around where EEA/U.K. personal data is transferred and which service providers we can utilize for the processing of EEA/U.K. personal data. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. Switzerland has also adopted similar restrictions on transfer of personal data outside of its borders. Although the U.K. is regarded as a third country under the EU’s GDPR, the European Commission has adopted an (adequacy decision) in favor of the U.K., a decision recognizing the U.K. as providing adequate protection under the EU GDPR and enabling data transfers from EU Member States to the U.K. without additional safeguards. However, the U.K. adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision and remains under review by the Commission during this period. The U.K. government has confirmed that personal data transfers from the U.K. to the EEA remain free flowing. On October 24, 2024, the U.K. Government introduced its Data Use and Access Bill, or U.K. Bill, into the U.K. legislative process. If passed, the final version of the U.K. Bill may have the effect of further altering the similarities between the U.K. and EEA data protection regime and threaten the U.K. Adequacy Decision from the European Commission. This may lead to additional compliance costs and could increase our overall risk. It is unclear how U.K. data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the U.K. will be regulated in the long term. Although the EU GDPR and the U.K. GDPR currently impose substantially similar obligations it is possible that over time the respective provisions, interpretations and enforcement of the EU GDPR and U.K. GDPR may further diverge in the future and create additional regulatory challenges and uncertainties. The lack of clarity on future U.K. laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and cost to our handling of U.K. and EEA personal data and our privacy and data security compliance programs, and could require us to implement different compliance measures for the U.K. and the EEA.

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

Further, the use of new and evolving technologies, such as artificial intelligence, in our business may result in spending material resources and presents risks and challenges that can impact our business including by posing security and other risks to our confidential and/or proprietary information, including personal information, and as a result we may be exposed to reputational harm and liability.

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

The FDA may not finally approve an ANDA for a generic product until any applicable period of non-patent exclusivity for the reference listed drug has expired. The FDCA provides a period of five years of non-patent exclusivity for a new drug containing a NCE. For the purposes of this provision, an NCE is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. Specifically, in cases where such exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a patent certification that a patent covering the listed drug is invalid unenforceable or will not be infringed by the generic product. In that case, the applicant may submit its application four years following approval of the listed drug and seek to launch its generic product even if we still have patent protection for our product unless an infringement suit is timely filed by the NDA or patent holder in which case the FDA cannot approve the ANDA for 30 months unless a court decision in favor of the generic manufacturer is issued earlier.

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

We expect to face competition from existing products and product candidates in development for each of our programs. Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA is an FDA-approved corticosteroid marketed by PTC. Individuals with DMD also use prednisone or prednisolone off-label. In addition, there are several FDA-approved exon skipping drugs: EXONDYS 51 and VYONDYS 53, which are naked PMOs approved for the treatment of DMD patients amenable to exon 51 and exon 53 skipping, respectively, and are marketed by Sarepta; and VILTEPSO, a naked PMO approved for the treatment of DMD patients amenable to exon 53 skipping, which is marketed in the U.S. by NS Pharma, Inc. Notably, it was reported in May 2024 that the Phase 3, confirmatory study of VILTEPSO failed to meet the primary endpoint, Time to Stand from Supine, measured as velocity rise per second. Companies focused on developing treatments for DMD that target dystrophin production, as our DMD program does, include Dyne, with DYNE-251, an antibody-conjugated PMO that targets exon 51 skipping in a Phase 1/2 clinical trial; BioMarin, with BMN-351, a phosphorothioate oligonucleotide that targets exon 51 skipping currently in preclinical development; and Wave, with WVE-N531, a stereopure oligonucleotide in a Phase 1/2 clinical trial for patients amenable to exon 53 skipping. In November 2024, Sarepta announced it was discontinuing development of SRP-5051, a peptide-linked PMO for patients amenable to exon 51 skipping due to certain adverse events experienced by patients.

In addition, several companies are developing gene therapies to treat DMD. These include ELEVIDYS, which was approved in June 2023 for treatment of ambulatory pediatric patients aged 4 through 5 years with DMD with a confirmed mutation in the DMD gene. In June 2024, the FDA granted approval of an expansion to the labeled indication for ELEVIDYS to include individuals with DMD with a confirmed mutation in the DMD gene who are at least 4 years of age, granting traditional approval for ambulatory patients and accelerated approval for non-ambulatory patients. Continued approval for non-ambulatory DMD patients may be contingent upon verification of clinical benefit in a confirmatory trial. In addition, several other companies are developing investigational gene therapies to treat DMD, including Solid Biosciences Inc.’s SGT-003 and REGENXBIO Inc.’s RGX-202, currently in Phase 1 and Phase 2 clinical development, respectively. Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD, including Edgewise with EDG-5506, a muscle stabilizer that is currently in clinical development and Italfarmaco

S.p.A., with Duvyzat, an oral histone deacetylase, or HDAC inhibitor, that reduces fibrosis in patients with DMD and was approved by the FDA in March of 2024 for the treatment of DMD in patients six years of age and older, and is under review by the EMA.

For DM1, there are currently no approved therapies to treat the underlying cause of the disease. Pipeline candidates currently in development to treat DM1 include several approaches that target DMPK RNA. These include AOC 1001, an antibody linked siRNA in Phase 3 clinical development by Avidity; DYNE-101, an antibody conjugated antisense oligonucleotide in Phase 1/2 clinical development by Dyne; VX-670, a peptide conjugated PMO in Phase 2 by Entrada and Vertex; and ARO-DM1, a conjugated siRNA in Phase 1/2 clinical development by Arrowhead and Sarepta. There are additional approaches under development such as ATX-01, a microRNA that modulates expression of MBNL1 by Arthex Biotech S.L., that is in Phase 1 clinical development. Another small molecule, tideglusib, which is a GSK3-ß inhibitor is in clinical development by AMO for the congenital phenotype of DM1.

Several gene editing and gene delivery treatments are in discovery or preclinical development by Vertex and Kate Therapeutics Inc. (recently acquired by Novartis); Design is developing an approach to prevent formation of CUG hairpins; Expansion and Arrakis are developing an approach utilizing the interaction of small molecules with RNA in preclinical development; and therapeutics based on biomolecular condensate biology in preclinical development by Dewpoint and Pfizer.

We will also compete more generally with other companies developing alternative scientific and technological approaches, including other companies working to develop conjugates with oligonucleotides for extra-hepatic delivery, including Alnylam, Aro, Arrowhead, Avidity, Dicerna Pharmaceuticals, Inc. (acquired by Novo Nordisk), Dyne, Entrada, Ionis, NeuBase, PYC and Sarepta, as well as gene therapy and gene editing approaches.

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

The estimates of market opportunity and forecasts of market growth included in this 10-K, if any, may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business may not grow at similar rates, or at all.

Market opportunity estimates and growth forecasts included in this 10-K, if any, are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. The estimates and forecasts included in this 10-K relating to size and expected growth of our target market, if any, may prove to be inaccurate. Even if the markets in which we compete meet any size estimates and/or growth forecasts included in this 10-K, our business may not grow at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.

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

Our success depends in large part on our and our licensors’ ability to obtain and maintain patent and other intellectual property protection in the U.S. and other jurisdictions. We and our licensors have sought, and will seek, to protect our proprietary position by filing additional patent applications in the U.S. and abroad related to certain technologies and our platform that are important to our business. However, our patent portfolio is at a somewhat early stage; there are two issued patents (one of which is a European patent validated in five countries), which we in-licensed from Oxford University Innovation Limited, or OUI, and the Medical Research Council of United Kingdom Research and Innovation, or MRC, and substantive examination of more than half of the currently pending patent applications we own or license has yet to begin. In addition, there can be no assurance as to whether or when our patent applications will issue as granted patents. Our ability to stop third parties from making, using, selling, marketing, offering to sell, importing and commercializing our product candidates and our technology is dependent upon the extent to which we have rights under valid and enforceable patents and other intellectual property that cover our platform and technology. If we are unable to secure, maintain, defend and enforce patents and other intellectual property with respect to our product candidates and our technology, it would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We are and expect to continue to be reliant upon third-party licensors for certain patent and other intellectual property rights that are important or necessary to the development of our technology and product candidates. For example, we rely on a license from OUI and MRC, to certain patent rights and know-how of OUI and MRC. The OUI/MRC License imposes, and we expect that any future license agreement will impose, specified diligence, milestone payment, fee payment, royalty, commercialization, development and other obligations on us and require us to meet development timelines, or to exercise diligent or commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses.

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

Under the Hatch-Waxman Amendments to the FDCA, a company may file an ANDA seeking approval of a generic version of an approved innovator product. Depending upon the timing, duration and specifics of any FDA marketing approval of our product candidates and our technology, one or more of our U.S. patents that we license or may own in the future may be eligible for limited patent term extension under Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved product, a method for using it or a method for manufacturing it may be extended. The application for the extension must be submitted prior to the expiration of the patent for which extension is sought. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. In addition, to the extent we wish to pursue patent term extension based on a patent that we in-license from a third party, we would need the cooperation of that third party. If we are unable to obtain patent term extension or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•
others may be able to make products that are similar to our product candidates but that are not covered by intellectual property, including the claims of the patents, that we own or license currently or in the future;

•
we, or our license partners or current or future collaborators, might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or license currently or in the future;
•
we, or our license partners or current or future collaborators, might not have been the first to file patent applications covering certain of our or their inventions;
•
others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing, misappropriating, or otherwise violating our owned or licensed intellectual property rights;
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

We are highly dependent on the research and development, clinical, financial, operational and other business expertise of our executive officers, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. Recruiting and retaining qualified scientific, clinical, manufacturing, accounting, legal and sales and marketing personnel will also be critical to our success.

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

As of December 31, 2024, we had 81 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs and, if any product candidate receives marketing approval, sales, marketing, distribution and coverage and reimbursement capabilities. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, and continue to recruit and train additional qualified personnel and may need to expand our facilities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.

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

You may not be able to sell your shares quickly or at the market price if trading in shares of our common stock is not active. An active or liquid market in our common stock may not develop or, if it does develop, it may not be sustainable, and the prices at which shares of our common stock trade in the market have fluctuated considerably and may fluctuate in the future considerably or decline or be quite volatile regardless of our operating performance and prospects. As a result of these and other factors, you may be unable to resell your shares of our common stock at or above the initial public offering price or the per share price you paid for your shares.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the 2008 global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn resulting from the effects of the COVID-19 pandemic or future pandemic could result in a variety of risks to our business, including weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. In addition, the current military conflict between Russia and Ukraine, armed conflict in Israel and the Gaza Strip and military action in other parts of the Middle East could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, import/export controls or other actions that have been or may be initiated by nations, including the U.S. or the EU, including previously pending legislative proposals in the U.S. relating to China and certain biotechnology companies of concern, or actions taken by Russia (e.g., potential cyberattacks, disruption of energy flows, etc.) could adversely affect our business and/or our supply chain, our CROs, CDMOs and other third parties with which we conduct business. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could impair our ability to achieve our growth strategy, could harm our financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that our current or future service providers, manufacturers or other collaborators may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. We cannot anticipate all of the ways in which the current economic climate, including increasing interest rates and high inflation, and financial market conditions could adversely impact our business.

Our executive officers, directors and principal shareholders, if they choose to act together, will continue to have the ability to significantly influence all matters submitted to stockholders for approval.

Based upon our common stock outstanding as of December 31, 2024, our executive officers, directors, greater than five percent shareholders and their affiliates beneficially own approximately 51.9% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, even though some of these persons or entities may have interests that are different than those of yours. For example, these stockholders, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of substantially all of our assets.

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

We have a history of cumulative losses and anticipate that we will continue to incur significant losses in the foreseeable future; thus, we do not know whether or when we will generate taxable income necessary to utilize our net operating losses, or NOLs, or research and development tax credit carryforwards. As of December 31, 2024, we had federal NOLs of $58.2 million and state NOL carryforwards of $76.6 million. We did not generate U.K. NOLs in 2024, and do not anticipate any going forward as our U.K. entity, PepGen Limited, was dissolved on December 10, 2024.

As a company that carries out extensive research and development activities, we sought to benefit from the U.K. research and development tax relief programs, being the Small and Medium-sized Enterprises R&D tax relief program, or SME Program, and, to the extent that our projects are grant funded or relate to work subcontracted to the company by third parties, the Research and Development Expenditure Credit program, or RDEC Program. Under the SME Program, we may be able to surrender the trading losses that arise from our qualifying research and development activities for a cash rebate of approximately 33.4% of the surrenderable losses. The majority of our research and development activities during 2021 were eligible for inclusion within these tax credit cash rebate claims. We may not be able to continue to claim payable research and development tax credits in the future if we cease to qualify as an SME, based on size criteria concerning employee headcount, turnover and gross assets or if we no longer conduct qualifying research and development activities through our wholly-owned subsidiary PepGen Limited. The U.K. Finance Act of 2021 introduced a cap on payable credit claims under the SME Program in excess of £20,000 with effect from April 2021 by reference to, broadly, three times the total PAYE and NICs liability of the company, subject to an exception which prevents the cap from applying. That exception requires the company to be creating, taking steps to create or managing intellectual property, as well as having qualifying research and development expenditure in respect of connected parties which does not exceed 15% of the total qualifying expenditure. If such exception does not apply, this could restrict the amount of credit that we are able to claim. For the year ended

December 31, 2024, our research and development tax credits from the U.K. government were not material as the intellectual property was transferred from our wholly-owned U.K. subsidiary, PepGen Limited, to the parent company, PepGen Inc. in January 2022.

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

We have undergone, and may in the future undertake, changes in the nature or conduct of our operations. For example, pursuant to an asset transfer agreement effective as of January 1, 2022, we effected a novation of all intellectual property assets of our wholly-owned U.K. subsidiary PepGen Limited to PepGen Inc., which resulted in the recording of a tax charge of $3.7 million, including $0.7 million related to an uncertain tax position. PepGen Limited was dissolved on December 10, 2024 and we recognized a $0.7 million tax benefit associated with the resolution of the uncertain tax position. Any future actions regarding transfer of assets from our U.K. subsidiary or other potential international subsidiaries could give rise to tax liabilities for us and/or to the erosion of our tax attributes (such as NOLs).

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

Management is responsible for, and is forming a committee tasked with, the operational oversight of company-wide cybersecurity strategy, policy, and standards across relevant departments to assess and help prepare us to address cybersecurity risks. Our contracted information technology consultant, supported by management, oversees the day-to-day implementation and management of our cybersecurity program. Our information technology consultant reports to the Chief Financial Officer, who currently operates as our head of information technology. Our information technology consultant has approximately 20 years of experience in information technology, and also leverages the experience of a third-party managed systems provider. Our information technology consultant regularly reports to the Chief Financial Officer as well as to other executive management, including our General Counsel, on cyber matters, as appropriate.

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

Item 3. Legal Proceedings.

From time to time, we may be a party to litigation or subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. As of December 31, 2024, we were not a party to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has traded on the Nasdaq Global Select Market under the symbol “PEPG” since May 10, 2022. Prior to that date, there was no public trading market for our common stock.

Holders

As of February 18, 2025, we had 11 holders of record of our common stock. The actual number of stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans is incorporated by reference herein to Item 12 Part III of this 10-K.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On May 10, 2022, we closed our IPO in which we sold an aggregate of 9,000,000 shares at a public offering price of $12.00 per share for gross proceeds of $108.0 million. In connection with the IPO, we granted the underwriters a 30-day option to purchase 1,350,000 additional shares of common stock. On May 16, 2022, the underwriters exercised the option in part and we issued 1,238,951 shares of our common stock for gross proceeds of $14.9 million. From the IPO and option exercise by the underwriters, we received approximately $122.9 million in gross proceeds and $110.2 million in net proceeds, after deducting underwriting discounts and offering expenses payable by us. None of the underwriting discounts and commissions or offering expenses were incurred or paid, directly or indirectly, to any of our directors or officers or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

The offer and sale of all of the shares of our common stock in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1, as amended (File No. 333- 264335), which was declared effective by the SEC on May 5, 2022. BofA Securities, Inc., SVB Securities LLC, Stifel, and Wedbush Securities Inc. acted as underwriters for the IPO.

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

We are initially focused on addressing the underlying cause of DMD and DM1, that have high unmet need. Our current pipeline consists of two clinical stage programs, PGN-EDO51 for DMD patients who are amenable to an exon 51-skipping approach and PGN-EDODM1 for DM1 patients, along with several additional preclinical stage programs. We anticipate expanding this pipeline over time to include other neuromuscular targets as well as potential opportunities in neurologic diseases.

We completed a first-in-human Phase 1 clinical trial in HVs with our initial product candidate, PGN-EDO51, in the third quarter of 2022. In the Phase 1 HV clinical trial, treatment with PGN-EDO51 resulted in high levels of exon skipping in humans following a single dose. Our ongoing clinical development program for PGN-EDO51 is comprised of two parallel Phase 2 studies of PGN-EDO51 in DMD patients. The first study, CONNECT1, is an ongoing open-label MAD study in boys and young men living with DMD amenable to exon 51 skipping being conducted in Canada. In July 2024, we reported initial clinical data from the CONNECT1 study from the 5 mg/kg starting dose cohort, which we believe demonstrate a favorable emerging safety profile and promising early exon skipping and dystrophin production. All participants from the first cohort have continued in the LTE portion of the study. We have fully enrolled the 10 mg/kg dose cohort in CONNECT1 and expect to report initial safety, exon skipping and dystrophin production data from this cohort by the end of the third quarter of 2025.

We have received communication from Health Canada that dosing of participants in the 5 and 10 mg/kg cohorts may continue at their current dose levels. Health Canada has requested additional information from us to address its safety concerns before any further dose escalation or enrollment of any additional participants at the current dose levels. We are working with Health Canada to address its questions.

The second Phase 2 study of PGN-EDO51, CONNECT2, is a randomized, double-blind, placebo-controlled MAD study in boys and young men living with DMD amenable to exon 51 skipping, currently open in the U.K. We recently received a clinical hold notice from the FDA regarding our IND application to initiate the CONNECT2 study in the U.S. We are working with the FDA to address its questions regarding supportive data for the dosing levels planned for the patient population. In parallel, we are evaluating opening CONNECT2 in other geographies outside of the U.S., subject to regulatory authorizations.

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

The FDA has granted both orphan drug designation and RPDD for PGN-EDO51 for the treatment of DMD patients who are amenable to exon 51 skipping.

We are also developing PGN-EDODM1 for the treatment of DM1 and are utilizing what we believe to be a unique mechanism of action and a different delivery approach compared to other approaches in more advanced stages of clinical development. We have conducted extensive preclinical studies of our product candidate, and these preclinical data form the basis of our clinical development plan for PGN-EDODM1. Our clinical development program for PGN-EDODM1 includes two studies, FREEDOM, a multinational, randomized, double-blind, placebo-controlled Phase 1 SAD study, and FREEDOM2, a multinational, randomized, double blind, placebo-controlled Phase 2 MAD study. In the FREEDOM study, we are enrolling adult participants with DM1 in multiple geographies including the U.S., U.K. and Canada, to evaluate the safety and tolerability of PGN-EDODM1, as well as oligonucleotide muscle concentrations, splicing correction and functional outcome measures at day 28 and at week 16 following a single dose of PGN-EDODM1. On February 24, 2025, we reported initial data from the 5 mg/kg and 10 mg/kg dose cohorts in this study. PGN-EDODM1 was observed to have a favorable emerging safety profile and robust splicing correction in a dose-dependent manner in the 5 and 10 mg/kg dose cohorts. We expect to report data from the 15 mg/kg cohort of the FREEDOM study in the second half of 2025.

The safety data from the ongoing FREEDOM study has informed the design of FREEDOM2, which is currently open in Canada and U.K. We also plan to open the FREEDOM2 study other geographies, including the U.S., subject to regulatory authorizations. FREEDOM2 is a Phase 2 randomized, double-blind, placebo-controlled MAD study of PGN-EDODM1 in DM1 patients. FREEDOM2 is designed to assess PGN-EDODM1’s safety and tolerability, splicing correction and functional outcome measures in DM1 patients. We expect to report data from the 5 mg/kg cohort of the FREEDOM2 study in the first quarter of 2026.

The FDA has granted both orphan drug designation and Fast Track designation for PGN-EDODM1 for the treatment of DM1.

In addition to these lead candidates, we are evaluating EDO candidates for additional DMD sub-populations amenable to skipping of other exons, including exon 53, 45 and 44. In the future, we intend to apply our deep understanding of our EDO platform and PMO therapeutics to the development of additional product candidates in other indications.

Initial Public Offering, Follow-on Offering and Liquidity

In May 2022, we closed our IPO, in which we sold an aggregate of 9,000,000 shares of common stock at a public offering price of $12.00 per share for gross proceeds of $108.0 million. In connection with the IPO, we granted the underwriters a 30-day option to purchase 1,350,000 additional shares of common stock, which they exercised in part to purchase 1,238,951 additional shares of common stock for gross proceeds of $14.9 million. We received approximately $122.9 million in gross proceeds and $110.2 million in net proceeds in the IPO, after deducting underwriters’ fees and offering expenses.

Immediately prior to consummation of the IPO, all 12,546,805 outstanding shares of our redeemable convertible preferred stock, and 35,529 preferred stock warrants that were exercised on May 4, 2022, converted into 12,359,856 shares of our common stock.

On February 5, 2024, we issued and sold 1,000,000 of common stock shares at a purchase price of $10.00 per share under our ATM program, pursuant to the Sales Agreement with Stifel, resulting in net proceeds of $9.9 million. On February 9, 2024, we issued and sold 7,530,000 shares of common stock at a purchase price of $10.635 per share, which was the closing sale price of our common stock on the Nasdaq Global Select Market on February 6, 2024, in the Follow-on Offering. The Follow-on Offering resulted in net proceeds of $76.4 million after deducting underwriters' fees of $3.7 million. Net proceeds from the ATM program and Follow-on Offering, after deducting underwriters’ fees and costs of the offerings, were $86.3 million.

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

We have incurred operating losses in each year since our inception. Our net losses were $90.0 million and $78.6 million for the years ended December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024, we had cash, cash equivalents, and marketable securities of $120.2 million. As of December 31, 2024, we had an accumulated deficit of $271.5 million. We expect our expenses and operating losses will continue as we conduct our ongoing preclinical studies and current and planned clinical trials, continue our research and development activities, utilize third parties to manufacture our product candidates and related raw materials, hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with an exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs. In addition, we have several development, regulatory and commercial milestone payment obligations under our licensing arrangements. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, current and planned clinical trials, manufacturing campaigns and our expenditures on other research and development activities.

Based on our currently planned operations, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least 12 months from the date of the filing of this 10-K. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which will not be for at least the next several years, if ever. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

After the Reorganization was completed, PepGen Limited began the process of transferring certain operations, including financial management functions, to PepGen Inc. pursuant to an intercompany services agreement, effective as of April 2021, and certain assets, including a novation of all intellectual property assets, pursuant to an asset transfer agreement, effective as of January 1, 2022. After the transfer of intellectual property and other assets from PepGen Limited to PepGen Inc., there were limited operations through the end of 2022 at PepGen Limited. PepGen Limited was dissolved on December 10, 2024.

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

The following table (in thousands) summarizes our research and development expenses for the years ended December 31, 2024 and December 31, 2023. The direct external development program expenses reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Our internal resources, personnel and infrastructure are not directly tied to any one research or drug discovery program and are deployed across multiple programs. As such, we do not track internal expenses on a program-specific basis

	Year Ended December 31,
	2024	2023
External expenses:
PGN-EDO51	$19,195	$21,369
PGN-EDODM1	21,265	16,486
Other programs and unallocated expenses	2,556	4,762
Total external expense	43,016	42,617
Internal expenses:
Personnel-related (including stock-based compensation)	23,433	16,143
Facilities and related costs	5,819	5,165
Other	4,210	4,201
Total research and development expenses	$76,478	$68,126

We expect that our research and development expenses will increase in 2025, as compared to 2024, as we conduct our ongoing Phase 2 clinical trials for PGN-EDO51 and our ongoing Phase 1 and Phase 2 clinical trials of PGN-EDODM1. We also continue to increase our research and development headcount to support these programs. Research and development expenses for our lead programs can be variable quarter-over-quarter due to the timing of manufacturing campaigns, which are accounted for under the percentage of completion method. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving marketing approval for any of our product candidates.

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

Our future development costs may vary significantly based on factors such as:

•
the status of clinical trials, the timing and costs, if any, associated with resolving a clinical hold, animal and other preclinical studies and IND- or CTA-enabling studies;
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

We anticipate that our general and administrative expenses will increase in 2025 as compared to 2024 primarily due to personnel costs, including stock-based compensation expense. Other general and administrative expenses will remain consistent to support our public company operating expenses associated with audit, legal, regulatory, and tax-related services associated with maintaining compliance with our exchange listing and SEC requirements, director and officer insurance premiums, and investor relations.

Other Income (Expense), Net

Interest Income

Interest income consists of interest earned on our money market mutual funds and short-term U.S. treasury holdings.

Other Income (expense)

Other components of other income (expense) relate to realized and unrealized gains and losses on currency revaluation.

Income Taxes

We recognized a tax benefit for the year ended December 31, 2024 due to the derecognition of an unrecognized tax benefit of $0.7 million upon the dissolution of our U.K.-based entity, PepGen Limited on December 10, 2024. Additionally, we recorded $0.1 million in state taxes on interest income generated from the Company's cash equivalents and marketable securities. We have not recorded a U.S. provision for federal or state income taxes as we have no revenue and have incurred losses since inception.

Results of Operations

Comparison of the Year Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,		Period-to-
	2024	2023	Period Change
Operating expenses:
Research and development	$76,478	$68,126	$8,352
General and administrative	21,261	16,640	4,621
Total operating expenses	$97,739	$84,766	$12,973
Operating loss	$(97,739)	$(84,766)	$(12,973)
Other income (expense), net
Interest income	7,142	6,400	742
Other (expense) income, net	(1)	(187)	186
Total other income (expense), net	7,141	6,213	$928
Net loss before income tax	$(90,598)	$(78,553)	$(12,045)
Income tax benefit (expense)	617	(73)	690
Net loss	$(89,981)	$(78,626)	$(11,355)

Research and Development Expenses

Research and development expenses increased by $8.4 million from $68.1 million for the year ended December 31, 2023, to $76.5 million for the year ended December 31, 2024. This increase was attributable to expenses related to the advancement of clinical trials for our two lead programs, including a $7.6 million increase in clinical trial costs, a $0.7 million increase in manufacturing costs, and a $7.3 million increase in personnel-related costs, inclusive of an increase of $2.0 million in stock-based compensation expense. Additionally, there was an increase of $0.7 million in facility and other office related expenses, including depreciation, a $1.0 million increase in consulting expense, and a $0.3 million increase in other R&D expenses, primarily related to insurance expense. These increases were partially offset by a $9.3 million decrease in preclinical costs as our two lead programs are now in clinical trials.

General and Administrative Expenses

General and administrative expenses increased by $4.6 million from $16.6 million for the year ended December 31, 2023, to $21.3 million for the year ended December 31, 2024. The increase was driven primarily by an increase of $4.3 million in personnel-related costs due to increased headcount, inclusive of $2.4 million in stock-based compensation expense, and an increase of $0.6 million in facility and office related expenses related to rent expense for our operating lease and depreciation on office furniture. These increases were partially offset by a $0.3 million decrease in insurance expense.

Other Income (Expense), Net

Other income (expense), net was income of $7.1 million for the year ended December 31, 2024, compared to income of $6.2 million for the year ended December 31, 2023. The increase was primarily driven by interest earned from our money market fund and U.S. treasury holdings.

Income Tax Benefit (Expense)

Income tax benefit was a net benefit of $0.6 million for the year ended December 31, 2024 related the derecognition of an unrecognized tax benefit of $0.7 million upon the dissolution of our U.K.-based entity, PepGen Limited in December 2024. This is partially offset by $0.1 million in state taxes on interest income generated from the Company's cash equivalents and marketable securities. Income tax expense was $0.1 million for the year ended December 31, 2023.

Liquidity and Capital Resources

Sources of Liquidity

From our inception in January 2018 through December 31, 2024, we have funded our operations primarily through the sale of our common stock and convertible preferred stock. We received aggregate gross proceeds of $163.9 million from these sales prior to our IPO. Additionally, in May 2022, we received gross proceeds from our IPO of $122.9 million.

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

Future Funding Requirements

As of December 31, 2024, we had cash, cash equivalents, and marketable securities of $120.2 million. Based on our currently planned operations, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least 12 months from the date of the filing of this 10-K. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for the years ended December 31, 2024 and December 31, 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(82,372)	$(68,997)
Investing activities	(37,668)	(32,003)
Financing activities	88,749	(189)
Effect of exchange rate changes on cash	(62)	286
Net (decrease) in cash, cash equivalents and restricted cash	$(31,353)	$(100,903)

Operating Activities

For the year ended December 31, 2024, net cash used in operating activities was $82.4 million resulting from our net loss of $90.0 million and by cash provided by changes in our operating assets and liabilities of $5.3 million partially offset by non-cash charges of $12.9 million. The net changes in our operating assets and liabilities were primarily due to an increase in prepaids and other current assets of $1.3 million, a decrease in accrued expenses of $1.7 million, and a $3.0 million decrease in operating lease liabilities. These changes were partially offset by a $0.7 million increase in accounts payable. Non-cash charges included $11.5 million in stock-based compensation expense, $3.9 million of accretion of discounts on our marketable securities, $3.7 million of amortization and interest accretion on our operating lease, and $1.5 million in depreciation expense.

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

Investing Activities

Net cash used in investing activities was $37.7 million during the year ended December 31, 2024. Cash used in investing activities resulted from $145.2 million in purchases of marketable securities and $0.5 million in purchases of property and equipment. This was partially offset by $108.0 million in maturities and sales of marketable securities.

Net cash used in investing activities was $32.0 million during the year ended December 31, 2023. Cash used in investing activities was related to $29.4 million in purchases of marketable securities and $2.6 million in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $88.7 million for the year ended December 31, 2024, resulting from $76.9 million in proceeds from the Follow-on Offering, $9.9 million in proceeds from sales under the Sales Agreement, and $2.5 million from proceeds from the purchase of shares under employee equity plans, partially offset by $0.5 million in the payment of deferred offering costs.

Net cash used in financing activities was $0.2 million for the year ended December 31, 2023, which was primarily the result of $0.4 million in payments towards offering costs related to our Form S-3 and Sales Agreement filings in May and August 2023, respectively. These payments were partially offset by $0.3 million of proceeds from the purchase of shares under employee equity plans.

Critical Accounting Polices and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which are prepared in accordance with generally accepted accounting principles in the U.S., or GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs, and expenses and the disclosure of contingent assets and liabilities in our financial statements and accompanying notes. We evaluate our estimates and judgments on an ongoing basis. We base our estimates and assumptions on historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

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

Stock-Based Compensation

We account for all stock-based compensation awards granted as stock-based compensation expense at fair value in accordance with the Financial Accounting Standards Board ASC Topic 718, Compensation—Stock Compensation. Stock-based compensation expense represents the cost of the grant date fair value of equity awards recognized over the requisite service period of the awards (usually the vesting period) on a straight-line or accelerated basis. We estimate the fair value of stock option awards using the Black-Scholes option pricing model and recognize forfeitures as they occur. The fair value of our common stock is used to determine the fair value of restricted stock awards.

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

The fair value of the common stock underlying stock-based awards is the closing price of the Company’s common stock on the date of grant.

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

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the reports of our independent registered public accounting firms, appear beginning on page F-1 of this 10-K

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officer to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Management assessed our internal control over financial reporting as of December 31, 2024. Management based its assessment on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

This 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d‑15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Director and Executive Officer Trading Arrangements

During the fourth quarter of 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2024.

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2024.

Item 14. Principal Accounting Fees and Services.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2024.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)
For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page F-1 of this 10-K, incorporated into this Item by reference.
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

3.3***

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of PepGen Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 20, 2024 (File No. 001-41374)).

3.4***	Second Amended and Restated By-laws (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 15, 2024 (File No. 001-41374)).
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

10.3***	2022 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, as amended (File No. 333-264335)).
10.4***	Senior Executive Cash Incentive Bonus Plan (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, as amended (File No. 333-264335)).
10.5***

Non-Employee Director Compensation Policy, as amended on June 20, 2024 (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 8, 2024 (File No. 001-41374)).

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

10.9†***

License of Technology, dated November 23, 2020, among Oxford University Limited, Medical Research Counsel as part of the United Kingdom Research and Innovation and PepGen Limited (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, as amended (File No. 333-264335)).

10.10***

Lease, dated December 1, 2021, between B9 LS Harrison & Washington LLC and the Company (Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, as amended (File No. 333-264335)).

10.11***

First Lease Amendment, dated January 14, 2022, between B9 LS Harrison & Washington LLC and the Company (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 11, 2023 (File No. 001-41374)).

10.12***

Lease Amendment, dated March 29, 2023, between B9 LS Harrison & Washington LLC and the Company (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 11, 2023 (File No. 001-41374)).

10.13***

Amendment No. 1 to the License of Technology Agreement, dated February 12, 2021, by and among Oxford University Innovation Limited, Medical Research Counsel as part of the United Kingdom Research and Innovation and PepGen Limited (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 8, 2023 (File No. 001-41374)).

10.14***

Agreement for Contract Novation, dated January 1, 2022, by and among Oxford University Innovation Limited, United Kingdom Research and Innovation, PepGen Limited and PepGen Inc. (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on August 8, 2023 (File No. 001-41374)).

10.15***

At-the-Market Equity Offering Sales Agreement, dated August 8, 2023, between Stifel, Nicolaus & Company, Incorporated and the Company (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on August 8, 2023 (File No. 001-41374)).

10.16***

Employment Agreement, dated December 6, 2023, between Mary Beth DeLena and the Company. (Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K filed on March 29, 2024 (File No. 001-41374)).

10.17***

PepGen Inc. 2024 Inducement Plan and forms of agreements thereunder (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 7, 2024 (File No. 001-41374)).

10.18***

Employment Agreement, dated August 19, 2024, between Paul D. Streck, MD, MBA and the Company (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 7, 2024 (File No. 001-41374)).

19.1*	PepGen Inc. Insider Trading Policy
21.1*	Subsidiaries of Registrant
23.1*	Consent of KPMG, LLP, independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97***	Compensation Recovery Policy (Incorporated by reference to Exhibit 97 to the Company's Annual Report on Form 10-K filed on March 29, 2024 (File No. 001-41374))
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

*** Previously filed.

† Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the SEC.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2025.

PEPGEN INC.

By:	/s/ James McArthur
Name:	James McArthur
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 24, 2025.

Name	Title

/s/ James McArthur	Chief Executive Officer (Principal Executive Officer)
James McArthur, Ph. D.

/s/ Noel Donnelly	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Noel Donnelly, M.B.A.

/s/ Laurie B. Keating	Chair of the Board of Directors
Laurie B. Keating, J.D.

/s/ Habib Joseph Dable	Director
Habib Joseph Dable

/s/ Heidi Henson	Director
Heidi Henson

/s/ Howard Mayer	Director
Howard Mayer, M.D.

/s/ Joshua Resnick.	Director
Joshua Resnick, M.D., M.B.A

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
PepGen Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of PepGen Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Phoenix, Arizona
February 24, 2025

PEPGEN INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$49,421	$80,774
Marketable securities	70,770	29,633
Prepaid expenses and other current assets	3,570	2,271
Total current assets	$123,761	$112,678
Property and equipment, net	3,716	4,764
Operating lease right-of-use asset	21,432	23,620
Restricted cash	1,548	1,548
Other assets	426	442
Total assets	$150,883	$143,052
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,752	$1,005
Accrued expenses	11,850	13,522
Operating lease liability	3,094	3,004
Total current liabilities	16,696	17,531
Operating lease liability, net of current portion	15,567	17,100
Total liabilities	32,263	34,631
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at December 31, 2024 and 2023, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of December 31, 2024 and 2023, respectively; 32,619,663 and 23,823,241 shares issued and outstanding as of December 31, 2024 and 2023, respectively	3	2
Additional paid-in capital	390,057	289,867
Accumulated other comprehensive income	23	34
Accumulated deficit	(271,463)	(181,482)
Total stockholders’ equity	118,620	108,421
Total liabilities and stockholders’ equity	$150,883	$143,052

See accompanying notes to consolidated financial statements.

PEPGEN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Year Ended December 31,
	2024	2023
Operating expenses:
Research and development	$76,478	$68,126
General and administrative	21,261	16,640
Total operating expenses	$97,739	$84,766
Operating loss	$(97,739)	$(84,766)
Other income (expense)
Interest income	7,142	6,400
Other (expense) income, net	(1)	(187)
Total other income, net	7,141	6,213
Net loss before income tax	$(90,598)	$(78,553)
Income tax benefit (expense)	617	(73)
Net loss	$(89,981)	$(78,626)
Net loss per share, basic and diluted	$(2.85)	$(3.30)
Weighted-average common shares outstanding, basic and diluted	31,583,073	23,796,000
Other comprehensive (loss) income:
Cumulative translation adjustment arising during the period	(50)	104
Unrealized gain on marketable securities	39	11
Comprehensive loss	$(89,992)	$(78,511)

See accompanying notes to consolidated financial statements.

PEPGEN INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	23,713,196	$2	$282,566	$(81)	$(102,856)	$179,631
Issuance of stock under the employee stock purchase plan	9,694	—	40	—	—	40
Exercise of stock options	100,351	—	213	—	—	213
Stock-based compensation expense	—	—	7,048	—	—	7,048
Unrealized gain on marketable securities	—	—	—	11	—	11
Cumulative translation adjustment arising during the period	—	—	—	104	—	104
Net loss	—	—	—	—	(78,626)	(78,626)
Balance as of December 31, 2023	23,823,241	$2	$289,867	$34	$(181,482)	$108,421
Issuance of stock in public offering, net of underwriters' fees and issuance costs of $3,730	7,530,000	1	76,351	—	—	76,352
Issuance of common stock from At-the-Market Sales Agreement, net of underwriters' fees of $100	1,000,000	—	9,900	—	—	9,900
Issuance of stock under the employee stock purchase plan	56,540	—	252	—	—	252
Exercise of stock options	209,882	—	2,230	—	—	2,230
Stock-based compensation expense	—	—	11,457	—	—	11,457
Unrealized gain on marketable securities	—	—	—	39	—	39
Cumulative translation adjustment arising during the period	—	—	—	(50)	—	(50)
Net loss	—	—	—	—	(89,981)	(89,981)
Balance as of December 31, 2024	32,619,663	$3	$390,057	$23	$(271,463)	$118,620

See accompanying notes to consolidated financial statements.

PEPGEN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(89,981)	$(78,626)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,505	1,184
Stock-based compensation expense	11,457	7,048
Amortization and interest accretion related to operating lease	3,748	(334)
Amortization and accretion of premium and discounts on marketable securities, net	(3,925)	(220)
Other non-cash adjustments	70	—
Changes in operating assets and liabilities:
Prepaids and other current and non-current assets	(1,301)	2,064
Accounts payable	722	(369)
Accrued expenses and other non-current liabilities	(1,663)	1,422
Operating lease liabilities, current and non-current	(3,004)	(1,166)
Net cash used in operating activities	(82,372)	(68,997)
Cash flows from investing activities:
Purchases of property and equipment	(497)	(2,599)
Purchases of marketable securities	(145,171)	(29,404)
Maturities of marketable securities	108,000	—
Net cash used in investing activities	(37,668)	(32,003)
Cash flows from financing activities:
Issuance of common stock upon initial public offering, net of underwriters’ fees	76,878	—
Payment of offering costs	(511)	(442)
Issuance of common stock from At-the-Market Sales Agreement, net of underwriters' fees	9,900	—
Proceeds from employee equity plans	2,482	253
Net cash provided by (used in) financing activities	88,749	(189)
Effect of exchange rate changes on cash	(62)	286
Net (decrease) in cash, cash equivalents and restricted cash	$(31,353)	$(100,903)
Cash, cash equivalents and restricted cash at beginning of period	82,322	183,225
Cash, cash equivalents and restricted cash at end of period	$50,969	$82,322
Components of cash, cash equivalents and restricted cash
Cash and cash equivalents	$49,421	$80,774
Restricted cash	1,548	1,548
Total cash, cash equivalents and restricted cash at end of period	$50,969	$82,322
Supplemental noncash investing and financing activities
Property and equipment included in accounts payable and accrued expenses	$31	$14
Cash paid for taxes	71	2,702

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

The Company was initially formed as PepGen Limited on January 25, 2018, in the United Kingdom, or the U.K. On November 9, 2020, PepGen Limited completed a corporate reorganization, or the Reorganization. As part of the Reorganization, PepGen Limited formed PepGen, a Delaware corporation with nominal assets and liabilities, for the purpose of consummating the Reorganization. In connection with the Reorganization, the existing stockholders of PepGen Limited exchanged each of its classes of shares of PepGen Limited for the same number and class of common stock of PepGen on a one-to-one basis. The newly issued stock of PepGen had substantially identical rights to the exchanged shares of PepGen Limited. As a result of the exchange, PepGen became the sole stockholder of PepGen Limited. Upon the completion of the Reorganization on November 23, 2020, the historical financial statements of PepGen Limited became the historical financial statements of PepGen as the Reorganization was deemed to be between entities under common control. PepGen Limited was dissolved on December 10, 2024.

Liquidity and Going Concern

Since inception, the Company has not generated any revenue from product sales or other sources and has incurred significant operating losses and negative cash flows from operations. The Company’s primary uses of cash, cash equivalents, and marketable securities to date have been funding research and development activities, business planning, establishing and maintaining the Company’s intellectual property portfolio, hiring personnel, leasing premises and associated capital expenditures, raising capital, and providing general and administrative support for these operations. As of December 31, 2024, the Company had an accumulated deficit of $271.5 million. To date, the Company has funded operations primarily through private placements of convertible preferred stock, the sale of shares of common stock in its initial public offering, or IPO, the sale of shares of common stock under its At-the-Market Equity Offering Sales Agreement, or Sales Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, and through the sale of shares of common stock in a follow-on public offering, referred to as the Follow-on Offering. As of December 31, 2024, the Company had cash, cash equivalents, and marketable securities of $120.2 million. The Company believes that its cash, cash equivalents, and marketable securities as of December 31, 2024, will be sufficient to fund its currently planned operations for at least the next 12 months from the issuance of these consolidated financial statements.

The Company filed a shelf registration statement on Form S-3 with the United States Securities and Exchange Commission, or SEC, which covers the offering, issuance and sale of an amount up to $300.0 million in the aggregate of shares of common stock, preferred stock, debt securities, warrants, and/or units or any combination thereof, which was declared effective on June 16, 2023. On August 8, 2023, the Company filed a prospectus supplement and entered into the Sales Agreement with Stifel, as sales agent, which provides for the issuance and sale by the Company of up to $100.0 million of shares of common stock from time to time in “at-the-market” offerings. The sales agent is entitled to receive a commission of up to 3.0% of gross proceeds from sales under the Sales Agreement. On February 5, 2024, the Company sold 1,000,000 shares of common stock at a price of $10.00 per share under the Sales Agreement, resulting in net proceeds of $9.9 million. On February 9, 2024, the Company sold 7,530,000 shares of common stock in the Follow-on Offering, pursuant to an underwriting agreement with Leerink Partners LLC dated as of February 6, 2024, at a price of $10.635 per share, resulting in net proceeds of $76.4 million after deducting underwriting fees and offering costs of $3.7 million. Net proceeds from sales under the Sales Agreement and Follow-on Offering, after deducting underwriters' fees and costs, were $86.3 million. On June 28, 2024, the Company filed a second shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale of an amount up to $250.0 million in the aggregate of shares of common stock, preferred stock, debt securities, warrants, and/or units or any combination thereof, which was declared effective on July 8, 2024.

As the Company continues to pursue its business plan to successfully develop and obtain regulatory approval for its product candidates, it expects to finance its operations through the sale of equity, debt financings or other capital resources, which could include income from collaborations, strategic partnerships or marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. However, there can be no assurance that any additional financing or strategic transactions will be available to the Company on acceptable terms, if at all. If events or circumstances occur such that the Company does not obtain additional funding, it may need to delay, reduce or eliminate its product development or future commercialization efforts, which could have a material adverse effect on the Company’s business, results of operations or financial condition

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The consolidated financial statements include the accounts of PepGen Inc. (a U.S. corporation) and its wholly owned subsidiaries PepGen Limited (a U.K. corporation which was dissolved on December 10, 2024) and PepGen Securities Corp. (a U.S. corporation). All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Restricted cash on the consolidated balance sheet as of December 31, 2023, previously included in other assets, has been presented as a separate line item. The consolidated financial statements have otherwise been prepared on the same basis as the audited 2023 consolidated financial statements. The reclassification has no effect on net income, earnings per share, retained earnings, cash flows or total assets.

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

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or CODM. The Company’s CODM is its chief executive officer who reviews financial information together with certain operating metrics principally to make decisions about how to allocate resources and to measure the Company’s performance. The Company has determined that it operates as a single reportable segment. The Company’s CODM evaluates financial information on a consolidated basis.

Foreign Currency Remeasurement

The Company’s reporting currency is the U.S. Dollar. The functional currency of PepGen Limited is the British Pound. The assets and liabilities of PepGen Limited are translated into U.S. Dollars at the exchange rates in effect at each balance sheet date, and the results of operations are translated using the average exchange rates prevailing throughout the reporting period. Adjustments resulting from translating foreign functional currency financial statements into U.S. Dollars are included in the cumulative translation adjustment, a component of accumulated other comprehensive loss in stockholders’ equity.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and money market accounts. As of December 31, 2024, the Company’s cash, cash equivalents, and marketable securities were held by four financial institutions in the U.S. At times, the Company’s deposits held in the U.S. may exceed the respective insured limits of the Federal Depository Insurance Corporation and Financial Services Compensation Scheme.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of December 31, 2024 and 2023, cash and cash equivalents consisted primarily of checking and money market funds composed of U.S. government obligations, and U.S. treasury notes.

Restricted Cash

The Company classifies all cash the use of which is limited by contractual provisions as restricted cash. Restricted cash arises from the requirement for the Company to maintain cash of $1.5 million as collateral under a lease agreement.

Marketable Securities

The Company’s marketable securities consist of U.S. treasury notes which are classified as available-for-sale and are reported at fair value. Unrealized gains and losses on available-for-sale debt securities are reported as a component of accumulated other comprehensive loss in stockholders’ equity. Realized gains and losses are based on the specific identification method and are included as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss.

The Company evaluates its marketable securities with unrealized losses for other-than-temporary impairment. When assessing marketable securities for other-than-temporary declines in value, the Company considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the Company’s ability and intent to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value, and market conditions in general. If any adjustment to fair value reflects a decline in the value of the investment that the Company considers to be “other-than-temporary,” the Company reduces the investment to fair value through a charge to the consolidated statement of operations and comprehensive loss. No such adjustments were necessary during the periods presented.

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

Deferred Offering Costs

The Company capitalizes within other long-term assets certain legal, accounting, and other third-party fees that are directly related to the Company’s in-process equity financings, until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds received as a result of the offering. Should a planned equity financing be abandoned, terminated, or significantly delayed, the deferred offering costs are immediately written off to operating expenses. As of December 31, 2024, deferred offering costs of $0.4 million in relation to the Company's shelf registration statements on Form S-3 were recorded within other assets on the consolidated balance sheets.

Leases

Under ASU 2016-02, Leases (Topic 842), or ASC 842, at the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances presented in the arrangement, including whether the Company controls the use of identified assets. The Company classifies leases with a term greater than one year as either operating or finance leases at the lease commencement date and records a right-of-use asset and current and non-current lease liabilities, as applicable on the balance sheet. The Company has elected not to recognize on the balance sheet leases with terms of one year or less, but payments are recognized as expense on a straight-line basis over the lease term. If a lease includes options to extend the lease term, the Company does not assume the option will be exercised in its initial lease term assessment unless there is reasonable certainty that the Company will renew based on an assessment of economic factors present as of the lease commencement date. The Company monitors its plans to renew its material lease each reporting period. If a lease includes provisions for leasehold improvements for which the Company has an obligation to pay, the Company determines if the improvements should be considered lessor or lessee assets. If the improvements are considered lessor assets, the Company records the payments in the calculation of the lease liability and corresponding right-of-use asset.

Lease liabilities and the corresponding right-of-use assets are recorded based on the present value of lease payments over the remaining lease term. The present value of future lease payments are discounted using the interest rate implicit in lease contracts if that rate is readily determinable; otherwise, the Company utilizes information available at the commencement of the lease to calculate the incremental borrowing rate, or IBR, which reflects the fixed rate at which the Company could borrow on a collateralized basis over a similar term, the amount of the lease payments in a similar economic environment. In order to determine the appropriate IBR, the Company uses available third-party information, including comparable company collateralized borrowing information. After lease commencement and the establishment of a right-to-use asset and operating lease liability, lease expense is recorded on a straight-line basis over the lease term.

The Company enters into contracts that contain both lease and non-lease components. Non-lease components include costs that do not provide a right-to-use leased asset but instead provide a service, such as maintenance costs. The Company has elected to account for the lease and non-lease components together as a single component for all classes of underlying assets. Variable costs associated with the lease, such as maintenance and utilities, are not included in the measurement of right-to-use assets and lease liabilities but rather are expensed when the events determining the amount of variable consideration to be paid have occurred.

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

If the carrying amount of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset or asset group exceeds the estimated discounted future cash flows of the asset or asset group. There have been no such impairments of long-lived assets for the years ended December 31, 2024 and 2023.

Commitment and Contingencies

The Company recognizes a liability with regard to loss contingencies when it believes it is probable a liability has been incurred, and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount, the Company accrues the minimum amount in the range. The Company has not recorded any such liabilities as of December 31, 2024 and 2023 that were material to the consolidated financial statements.

Research and Development

Research and development costs are expensed as incurred. Research and development costs consist of salaries, benefits, and other personnel-related costs, including stock-based compensation, laboratory supplies, process development costs, fees paid to other entities to conduct certain research and development activities on the Company’s behalf, including contract manufacturing organizations and contract research organizations, and allocated facility and other related costs. Non-refundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized as prepaid expenses until the related goods are delivered or services are performed. The Company has not recorded any research and development credits on the consolidated balance sheet at December 31, 2024 and 2023.

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

The fair value of the common stock underlying stock-based awards is the closing price of the Company’s common stock on the date of grant.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period, without consideration of potential dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the sum of the weighted average number of common shares plus the potential dilutive effects of potential dilutive securities outstanding during the period.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	As of December 31,
	2024	2023
Options to purchase common stock	5,845,039	4,233,203
Total	5,845,039	4,233,203

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. The Company may take advantage of these exemptions until the Company is no longer an “emerging growth company.” Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, its consolidated financial statements may not be comparable to companies that comply with public company effective dates. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of the IPO or such earlier time that it is no longer an “emerging growth company.” As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, 2016-13 and ASU 2019-11 are effective for the Company for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard-setting bodies that the Company adopts as of the specified effective date. The Company qualifies as an “emerging growth company” as defined in the JOBS Act and has elected not to “opt out” of the extended transition related to complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different application dates for public and non-public companies, the Company can adopt the new or revised standard at the time non-public companies adopt the new or revised standard and can do so until such time that the Company either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company. The Company may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for non-public companies. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), or ASU 2023-07. This update expands segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for the Company in the consolidated financial statements for the year ending December 31, 2024, and interim periods beginning on January 1, 2025. The Company adopted this standard for the year ended December 31, 2024. (See Note 12 - Segment Reporting).

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, or ASU 2023-07, to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption and retrospective application is permitted. The Company is currently evaluating the potential impact of the adoption of ASU 2023-09 on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), or ASU 2024-03. ASU 2024-03 requires companies to disaggregate certain expenses presented on the face of the financial statements to enhance transparency and help investors better understand an entity's performance within the notes to the financial statements. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company will not be required to adopt ASU 2024-03 until January 1, 2027. The Company is currently evaluating the potential impact of the adoption of ASU 2024-03 on its consolidated financial statements and related disclosures.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets that have been measured at fair value as of December 31, 2024 and December 31, 2023, and indicate the fair value of the hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following tables set forth marketable securities as of December 31, 2024 and December 31, 2023 (in thousands):

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
U.S. Treasury-backed money market funds	70,731	61	(22)	70,770
Total	$70,731	$61	$(22)	$70,770

	As of December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
U.S. Treasury-backed money market funds	29,622	11	—	29,633
Total	$29,622	$11	$—	$29,633

The following tables set forth the fair value of the Company’s financial assets measured at fair value on a recurring basis and indicate the level within the fair value hierarchy utilized to determine such values (in thousands):

	As of December 31, 2024
	Total	Level 1	Level 2	Level 3
Cash Equivalents:
U.S. Treasury-backed money market funds	$45,570	$45,570	$—	$—
U.S. Treasury notes	—	—	—	—
Marketable Securities:
U.S. Treasury notes	$70,770	$70,770	$—	$—
Total	$116,340	$116,340	$—	$—

	As of December 31, 2023
	Total	Level 1	Level 2	Level 3
Cash Equivalents:
U.S. Treasury-backed money market funds	$64,397	$64,397	$—	$—
U.S. Treasury notes	11,980	11,980	—	—
Marketable Securities:
U.S. Treasury notes	$29,633	$29,633	$—	$—
Total	$106,010	$106,010	$—	$—

Money market funds are highly liquid investments that are valued based on quoted market prices in active markets, which represent a Level 1 measurement within the fair value hierarchy. These money market funds are classified on the consolidated balance sheets under cash and cash equivalents.

4. Property and Equipment, Net

The cost and accumulated depreciation of property and equipment were as follows (in thousands):

	December 31,
	2024	2023
Lab equipment	$5,110	$4,821
Computer and office equipment	1,556	1,446
Construction in process	96	69
Total property and equipment	6,762	6,336
Less accumulated depreciation	(3,046)	(1,572)
Total property and equipment, net	$3,716	$4,764

Depreciation expense was $1.5 million and $1.2 million for the years ended December 31, 2024 and 2023, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2024	2023
Research and development	$6,903	$9,521
Employee-related expenses	3,617	2,368
Professional services	1,138	715
Other	192	918
Total accrued expenses	$11,850	$13,522

6. Leases

In December 2021, the Company entered into a non-cancellable operating lease agreement, or the Harrison Lease, pursuant to which the Company leases 31,668 square feet of office and laboratory space located in Boston, Massachusetts, or the Premises. The Harrison Lease commenced for accounting purposes when the Company gained access to the Premises on December 29, 2022, or the Lease Commencement Date. The Harrison Lease has a term of nine years and two months from the Lease Commencement Date. The Company’s obligation for the payment of base rent for the Premises began in May 2023, and is $0.2 million per month, increasing up to $0.3 million per month during the term of the Lease. The Company has one option to extend the term of the Harrison Lease, for a period of an additional five years. This is not included in the lease term as it was not deemed probable that the Company would exercise this option. At December 31, 2024, the Harrison Lease was the only lease for which the Company recorded a lease liability and corresponding right-of-use asset.

The landlord completed significant leasehold improvements to the Premises, a portion of which the Company was obligated to pay per the terms of the Harrison Lease. The Company paid $2.0 million for the improvements prior to the Lease Commencement Date, and paid $3.4 million for the improvements in 2023, for total payments to the landlord for improvements of $5.4 million. The Company determined that the landlord is the accounting owner of the improvements, and payments by the Company for the improvements are included in the calculation of the right-of-use asset and lease liability.

During the first quarter of 2023, the Company leased office space in Cambridge, Massachusetts, the terms of which were month-to-month, with a 30-day written notice of cancellation. The Company terminated this lease in January 2023. The Company also leased laboratory space at the University of Massachusetts, Mount Ida Campus in Newton, Massachusetts, with an initial lease term from

February 1, 2022 to January 31, 2023, which the Company extended until March 2023. All of these leases had initial terms of under 12 months and are considered short-term lease costs and are not recognized on the consolidated balance sheets.

Summary of Lease Costs

The components of lease cost under ASC 842 for the leases were as follows (in thousands):

	December 31,
	2024	2023
Fixed lease cost	$3,748	$3,799
Variable lease cost	1,965	993
Short-term lease cost	—	188
Total lease cost	$5,713	$4,980

Supplemental disclosure of cash flow information under ASC 842 for the leases was as follows (in thousands):

December 31, 2024
Operating cash payments for operating leases	$3,004

Cash payments for operating leases during 2024 related to $3.0 million in rent payments under the Harrison Lease. Additionally, the Company made payments on variable lease costs throughout the year of $2.0 million. These payments related to parking, management fees, and other costs associated with maintaining our office and lab space.

The remaining lease term for the Harrison Lease is 7.4 years, and the discount rate is 8.0%.

Future minimum lease payments under the non-cancelable operating lease consisted of the following as of December 31, 2024:

Year Ending December 31,	(in thousands)
2025	$3,094
2026	3,187
2027	3,282
2028	3,381
2029	3,483
Thereafter	8,596
Total future minimum lease payments	$25,023
Less: imputed interest	(6,362)
Present value of lease liability	$18,661

Included in the consolidated balance sheet (in thousands)	December 31, 2024
Lease liability	$3,094
Lease liability, net of current portion	15,567
Total lease liability	$18,661

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

The Company could be required to make milestone payments to the Licensors upon achievement of certain patent and commercial milestones related to the patents and commercialization of certain of the Company’s product candidates. The aggregate potential milestone payments are $0.1 million. In 2024, the Company paid the Licensors a patent procurement milestone of £10,000, adjusted per the retail price index under the terms of the License Agreement. The Company also agreed to pay the Licensors low single digit royalties on net sales of any licensed products that are commercialized by the Company in excess of a threshold amount between £20 million and £30 million ($25.1 million and $37.7 million as of December 31, 2024), subject to certain adjustments. The term of the License Agreement continues until the later of (i) the date on which all the patents and patent applications covered thereunder have been abandoned or allowed to lapse or expired or been rejected or revoked or (ii) 20 years from the date of the original license agreement.

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

During the year ended December 31, 2024, one member of the Company’s board of directors, Dr. Christopher Ashton, was employed by Oxford Science Enterprises, or OSE, which is an affiliate of OUI. On September 19, 2024, the Company announced that Dr. Ashton had resigned from the board of directors, effective as of September 30, 2024.

As of December 31, 2024, OSE owned 14.6% of the Company’s outstanding common stock. Pursuant to the terms of Dr. Ashton's employment agreement with OSE, he was obligated to transfer any cash compensation from the Company to OSE. Fees paid in cash for Dr. Ashton's service on the Company's board of directors were paid directly to OSE and were included within general and administrative expense on the consolidated statement of operations. The Company paid $36,875 and $47,500 to OSE for the years ended December 31, 2024 and 2023, respectively, as compensation for Dr. Ashton's service on the board of directors.

RA Capital Management, L.P.

Entities affiliated with RA Capital Management, L.P., or RA Capital, purchased common stock in the Company’s IPO in May 2022 and the Company’s Follow-on Offering in February 2024. As of December 31, 2024, entities affiliated with RA Capital owned 32.8% of the Company’s outstanding common stock.

Two members of the Company’s board of directors, Dr. Joshua Resnick and Habib Dable, are affiliated with RA Capital. Pursuant to the governing legal documents of RA Capital, Dr. Resnick is obligated to transfer any cash compensation from the Company to RA Capital. Fees paid in cash for Dr. Resnick's service on the Company's board of directors were paid directly to RA Capital and are included within general and administrative expense on the consolidated statement of operations. The Company paid $45,500 and $43,000 to RA Capital for the years ended December 31, 2024 and 2023, respectively, for Dr. Resnick’s service on the board of directors.

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

Other

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, the Company agrees to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third-party with respect to the Company’s products. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of December 31, 2024. The Company does not anticipate recognizing any significant losses relating to these arrangements. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements may be unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

9. Stockholders’ Equity

Under the Third Amended and Restated Certificate of Incorporation, dated May 10, 2022, as amended on June 20, 2024, as currently in effect, the Company has the authority to issue a total of 500,000,000 shares of common stock (par value of $0.0001 per share) and 10,000,000 shares of undesignated preferred stock (par value of $0.0001 per share). Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No cash dividends were declared by the board of directors during the years ended December 31, 2024 and December 31, 2023.

The Company has reserved shares of common stock for issuance, on an as-converted basis, as follows:

	December 31,
	2024	2023
Stock options issued and outstanding	5,845,039	4,233,203
Unvested restricted stock and performance stock units	101,280	—
Authorized for future stock awards or option grants under the 2022 Plan	657,167	1,091,187
Authorized for future stock awards or option grants under the Inducement Plan	702,184	—
Authorized for future issuance under the ESPP	397,998	216,306
Stock options issued and outstanding	7,703,668	5,540,696

10. Stock-Based Compensation

The Company maintains four equity compensation plans; the 2020 Stock Plan, or the 2020 Plan, the 2022 Stock Option and Incentive Plan, or the 2022 Plan, the 2022 Employee Stock Purchase Plan, or the ESPP, and the 2024 Inducement Plan, or the Inducement Plan. As of the Company's IPO in May 2022, the Company's board of directors determined that no further awards would be made under the 2020 Plan. The number of shares of common stock that may be issued under the 2022 Plan is subject to increase by the number of shares under any outstanding stock options forfeited and not exercised under the 2020 Plan. Additionally, the number of shares reserved for issuance under the 2022 Plan automatically increases on the first day of each fiscal year in an amount equal to the lower of (1) 5% of the shares of common stock outstanding on such date and (2) an amount determined by the Company’s board of directors. The 2022 Plan allows the board of directors to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, cash-based awards, and dividend equivalent rights to the Company’s officers, employees, directors and other key persons. The number of shares reserved for issuance under the ESPP automatically increases on the first day of each fiscal year in an amount equal to the lower of (1) 1% of the shares of common stock outstanding on such date and (2) an amount determined by the Company’s board of directors.

As of December 31, 2024, 657,167 shares remained available for grant under the 2022 Plan and 397,998 shares remained available for issuance under the ESPP.

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

As of December 31, 2024, 702,184 shares remained available for issuance under the Inducement Plan.

Stock Option Valuation

In determining the fair value of the stock options granted, the Company uses Black-Scholes and the assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment.

Expected Term—The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding. For stock options with service-based vesting periods, the expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options.

Expected Volatility—The Company has historically been a private company and lacks significant company-specific historical and implied volatility information. The expected volatility is estimated based on a blend of the Company's own volatility and the average historical volatilities for comparable publicly traded biotechnology companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle and area of specialty. The Company will continue to apply this process until enough historical information regarding the volatility of its own stock price becomes available.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

Expected Dividend Yield—The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.

The fair value of stock options was estimated using the following weighted average assumptions:

	Year Ended December 31,
	2024	2023
Risk-free interest rate %	4.15%	4.19%
Expected volatility %	81.33%	65.13%
Expected term (in years)	6.06	6.05
Expected dividend yield	—	—

Stock Option Activity

Stock option activity for the year ended December 31, 2024 was as follows:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding as of December 31, 2023	4,233,203	$10.83	8.4	$2,147
Granted	2,175,133	14.13
Exercised	(209,882)	10.62
Canceled/Forfeited	(353,415)	13.23
Outstanding as of December 31, 2024	5,845,039	$11.92	8.0	$578
Vested and exercisable as of December 31, 2024	2,467,174	$9.92	7.0	$565
Vested and expected to vest as of December 31, 2024	5,845,039	$11.92	8.0	$578

The aggregate intrinsic value of stock options is calculated as the difference between the exercise prices of the stock options and the fair value of the Company's common stock for those stock options that had exercises prices lower than the fair value of the Company's common stock. The total intrinsic value of the stock options exercised during the years ended December 31, 2024 and 2023 was $1.0 million and $1.4 million, respectively. The intrinsic value is the difference between the estimated fair value of the Company’s common stock at the time of exercise and the exercise price of the stock option. During the years ended December 31, 2024 and 2023, the total proceeds to the Company from stock option exercises was $2.2 million and $0.2 million, respectively.

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2024 and 2023 was $10.19 and $8.56 per share, respectively.

Restricted Stock Units

A restricted stock unit, or RSU, represents the right to receive one share of common stock upon vesting of the RSU. In February 2024, the Company granted employees a one-time RSU award that vests fully on the one-year anniversary of the grant date, provided that the employee remains employed with the Company. Certain employees, including employees who are executive officers of the Company, received a one-time RSU award that vests upon the achievement of certain performance-based clinical development milestones, or PSUs. Such awards cannot vest in less than one year, regardless of when the performance milestone is achieved. The Company’s chief executive officer did not receive any RSU or PSU awards. A summary of the Company’s RSU and PSU activity and related information for the year ended December 31, 2024 was as follows:

	Time-Based RSUs	PSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2023	—	—	$—
Granted	77,645	28,555	10.64
Vested	—	—	—
Forfeited	(4,920)	—	10.64
Issued and unvested as of December 31, 2024	72,725	28,555	$10.64

The weighted average grant date fair value of the time-based RSUs and the PSUs granted during the year ended December 31, 2024 was $10.64. As of December 31, 2024, there was $0.1 million of unrecognized compensation costs related to unvested time-based RSUs, which are expected to be recognized over a weighted-average period of 0.1 years, and $0.3 million of unrecognized compensation costs related to unvested PSUs, which are dependent upon achievement of the aforementioned clinical development milestones

Stock-Based Compensation Expense

Stock-based compensation expense recognized for stock option grants included in the accompanying consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Research and development	$5,012	$2,966
General and administrative	6,445	4,082
Total stock-based compensation expense	$11,457	$7,048

The Company had 5,845,039 vested and unvested stock options outstanding as of December 31, 2024. As of December 31, 2024, total unrecognized compensation expense related to stock options was $29.7 million. This amount is expected to be recognized over a weighted average period of approximately 2.6 years.

11. Income Taxes

The Company’s loss before income taxes for the years ended December 31, 2024 and 2023 were generated in the following jurisdictions (in thousands):

	Year Ended December 31,
	2024	2023
Domestic	$(87,466)	$(78,195)
Foreign	(3,132)	(358)
Worldwide	$(90,598)	$(78,553)

The components of net deferred income taxes consisted of the following as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$17,039	$8,038
Research and development credits	7,769	4,547
Accrued expenses	864	577
Capitalized Section 174 R&D Costs	41,821	29,470
Stock compensation	4,511	2,510
Right-of-use liability	5,086	5,485
Intangible asset amortization	6,847	7,425
Other, net	4	21
Deferred tax assets	83,941	58,073
Deferred tax liabilities
Right-of-use-Asset	(5,842)	(6,444)
Fixed Assets	(1,316)	(1,474)
Other, net	—	—
Deferred tax liabilities	(7,158)	(7,918)
Net deferred tax assets	76,783	50,155
Valuation allowance	(76,783)	(50,155)
Net deferred tax assets	$—	$—

The components of income tax expense were as follows for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Current expense:
U.S. Federal	$—	$—
State	84	73
Foreign	(701)	—
Total current expense	(617)	73
Deferred expense:
U.S. Federal	—	—
State	—	—
Foreign	—	—
Total deferred expense	—	—
Provision for income taxes	$(617)	$73

A reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to the loss from operations is summarized for the years ended December 31, 2024 and 2023, as follows:

	Year Ended December 31,
	2024	2023
Tax at statutory rate	21.0%	21.0%
State tax (net of federal benefit)	(0.1)%	(0.7)%
Permanent differences	(0.8)%	(0.4)%
Research and development credit	3.4%	3.2%
GILTI Inclusion	0.0%	0.0%
U.K. R&D credit	0.0%	0.0%
Foreign rate differential	1.0%	0.0%
Change in valuation allowance	(23.6)%	(23.9)%
Other	(0.2)%	0.0%
Income tax expense (benefit)	0.7%	(0.8)%

On January 1, 2022, or the Transfer Date, the Company’s wholly owned subsidiary, PepGen Limited, transferred all IP assets to the parent company, PepGen, in an arm’s length transaction at fair value pursuant to an asset transfer agreement. The Company recognized a tax expense in 2022 of $3.7 million, inclusive of a $0.7 million unrecognized tax benefit. The Company’s income tax benefit and expense was a net benefit of $0.6 million for the year ended December 31, 2024 and expense of $0.1 million for the year ended December 31, 2023. The income tax benefit for the year ended December 31, 2024 was due to the derecognition of an unrecognized tax benefit of $0.7 million upon the dissolution of our U.K.-based entity, PepGen Limited on December 10, 2024. This is partially offset by $0.1 million in state taxes on interest income generated from the Company's cash equivalents and marketable securities. The income tax expense for the year ended December 31, 2023 consisted of state taxes on interest income generated from the Company's cash equivalents and marketable securities.

The Company has federal net operating losses, or NOLs, of $58.2 million and federal research and development, or R&D, credits of approximately $9.1 million as of December 31, 2024, before consideration of limitations under IRC Section 382 of the Internal Revenue Code of 1986, as amended, or Section 383, as further described below. The federal NOLs do not expire, but generally limit the NOLs deduction to the lesser of the NOL carryover or 80% of a corporation's taxable income. The tax credits will begin to expire in 2042. As of December 31, 2024, the Company has state NOLs of $76.6 million and state research and development credits of $1.8 million. The state NOLs will begin to expire in 2041, and the tax credits will begin to expire in 2037.

Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the IRC, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. An assessment of such ownership changes under Section 382 was not completed through December 31, 2024. To the extent that an assessment is completed in the future, the Company’s ability to utilize tax attributes could be restricted on a year-by-year basis and certain attributes could expire before they are utilized. The Company will examine the impact of any potential ownership changes in the future. A full valuation allowance has been provided against the deferred tax assets related to the Company's net operating loss and tax credits carryforwards and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In a normal course of business, the Company is subject to examination by U.S. federal and state as well as foreign jurisdictions, where applicable. The Company’s tax years are still open since inception. To the extent that the Company has tax attribute carryforwards, the tax year in which the attributes were generated may still be adjusted upon examination by the U.S. Internal Revenue Services or state tax authorities to the extent utilized in a future period. The Company is not currently under examination by any tax authorities.

The following table summarizes the reconciliation of the beginning and ending amount of total unrecognized tax benefits recorded in the statement of operations for each of the periods indicated:

	December 31,
	2024	2023
Balance at beginning of the period	$713	$673
Increase related to current year tax positions	—	—
Increase related to prior year tax positions	—	—
Decrease related to prior year tax positions	(701)	—
Currency translation	(12)	40
Balance at the end of the period	$—	$713

The Company's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company released approximately $0.7 million in unrecognized tax benefits due to the liquidation of its UK subsidiary, PepGen Limited. As of December 31, 2024, the Company had no unrecognized tax benefits or accrued interest or penalties.

12. Segment Reporting

ASU 2023-07 establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements.

Segment reporting is prepared on the same basis that the chief executive officer, who is the Company’s chief operating decision maker and manages the business, makes business decisions and assesses performance. The Company has one reportable segment and regularly reviews operating expenses and net loss on a consolidated basis. The Company operates in one location in Boston, Massachusetts focused on advancing oligonucleotide therapeutics with the goal of transforming the treatment of severe neuromuscular and neurologic diseases. The Company tracks external operating expenses on a program-by-program basis. Net loss is comprised of expenses related to our two lead product candidates and other personnel, facility, and general and administrative costs. Operating expenses and net loss are the basis the chief operating decision maker uses for the purpose of deciding how to allocate resources, specifically on a program basis as presented below.

The chief operating decision maker uses operating expenses and net loss to evaluate progress on research and development activities on the Company's two lead product candidates as well as when making strategic decisions regarding the Company's pipeline. Operating expenses and loss are also used to monitor budget versus actual results.

The following table outlines the Company’s functional operating expenses:

	Year Ended
	2024	2023
Research and Development Expenses
PGN-EDO51 direct research and development expenses	$19,195	$21,369
PGN-EDODM1 direct research and development expenses	21,265	16,486
Platform and external research and development expenses	2,556	4,762
Personnel-related (including stock-based compensation)	23,433	16,143
Facility related and other	5,819	5,165
Other research and development expenses	4,210	4,201
Total research and development expense	76,478	68,126
General and Administrative Expenses
Personnel-related (including stock-based compensation)	12,449	8,198
Facility related and other	1,987	1,504
Other general and administrative	6,825	6,938
Total general and administrative expense	21,261	16,640
Loss from operations	(97,739)	(84,766)
Other income (expense):
Interest income	7,142	6,400
Other (expense) income, net	(1)	(187)
Total other income (expense), net	7,141	6,213
Income tax expense	617	(73)
Net loss	$(89,981)	$(78,626)