Form 10-Q
period 2025-03-31
PepGen Inc.
filed 2025-05-08
CIK 1835597

4

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 1, 2025, the registrant had 32,720,943 of common stock, $0.0001 par value per share, outstanding.

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
•
We are early in our development efforts. We have only completed a Phase 1 clinical trial and initiated Phase 2 clinical trials for our first product candidate, one of which we have voluntarily paused, as well as initiated an additional Phase 1 clinical trial and more recently, a Phase 2 clinical trial of a second product candidate, and as a result it will be years before we commercialize a product candidate, if ever. If we are unable to advance our product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed.
•
Our business is highly dependent on the clinical advancement of our programs and modalities and is especially dependent on the success of our lead product candidates, PGN-EDO51 and PGN-EDODM1. Delay or failure to advance programs or modalities, including PGN-EDO51 and PGN-EDODM1, including as a result of a clinical hold or other regulatory action or a voluntary pause, could adversely impact our business.
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
•
Substantial delays in the commencement, enrollment or completion of our clinical trials and advancement of our clinical trials, including as a result of clinical hold or other regulatory action or a voluntary pause, or failure to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities, could prevent us from commercializing product candidates we determine to develop on a timely basis, if at all.
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
•
We expect to expand our headcount over time to support our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PEPGEN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	March 31, 2025 (unaudited)	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$43,633	$49,421
Marketable securities	54,148	70,770
Prepaid expenses and other current assets	3,266	3,570
Total current assets	$101,047	$123,761
Property and equipment, net	3,506	3,716
Operating lease right-of-use asset	20,866	21,432
Restricted cash	1,548	1,548
Other assets	426	426
Total assets	$127,393	$150,883
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,699	$1,752
Accrued expenses	14,615	11,850
Operating lease liability	3,117	3,094
Total current liabilities	$20,431	$16,696
Operating lease liability, net of current portion	15,157	15,567
Total liabilities	$35,588	$32,263
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock	$—	$—
Common stock	3	3
Additional paid-in capital	393,489	390,057
Accumulated other comprehensive (loss) income	(22)	23
Accumulated deficit	(301,665)	(271,463)
Total stockholders’ equity	$91,805	$118,620
Total liabilities and stockholders’ equity	$127,393	$150,883

See accompanying notes to unaudited condensed consolidated financial statements.

PEPGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$25,378	$14,732
General and administrative	5,943	5,066
Total operating expenses	$31,321	$19,798
Operating loss	$(31,321)	$(19,798)
Other income (expense)
Interest income	1,122	1,735
Other (expense) income, net	(3)	43
Total other income, net	1,119	1,778
Net loss before income tax	$(30,202)	$(18,020)
Income tax expense	—	—
Net loss	$(30,202)	$(18,020)
Net loss per share, basic and diluted	$(0.92)	$(0.63)
Weighted-average common stock outstanding, basic and diluted	32,674,720	28,656,401
Other comprehensive (loss) income:
Cumulative translation adjustment arising during the period	(1)	(51)
Unrealized (loss) on marketable securities	(44)	(20)
Comprehensive loss	$(30,247)	$(18,091)

See accompanying notes to unaudited condensed consolidated financial statements.

PEPGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive (Loss)	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2024	32,619,663	$3	$390,057	$23	$(271,463)	$118,620
Vesting of restricted stock units	101,280	—	—	—	—	—
Stock-based compensation expense	—	—	3,432	—	—	3,432
Unrealized loss on marketable securities	—	—	—	(44)	—	(44)
Cumulative translation adjustment arising during the period	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(30,202)	(30,202)
Balance as of March 31, 2025	32,720,943	$3	$393,489	$(22)	$(301,665)	$91,805

Balance as of December 31, 2023	23,823,241	$2	$289,867	$34	$(181,482)	$108,421
Issuance of stock in public offering, net of underwriters' fees and issuance costs of $3,730	7,530,000	1	76,351	—	—	76,352
Issuance of common stock from At-the-Market Sales Agreement, net of underwriters' fees of $100	1,000,000	—	9,900	—	—	9,900
Exercise of stock options	36,194	—	395	—	—	395
Stock-based compensation expense	—	—	2,022	—	—	2,022
Unrealized loss on marketable securities	—	—	—	(20)	—	(20)
Cumulative translation adjustment arising during the period	—	—	—	(51)	—	(51)
Net loss	—	—	—	—	(18,020)	(18,020)
Balance as of March 31, 2024	32,389,435	$3	$378,535	$(37)	$(199,502)	$178,999

See accompanying notes to unaudited condensed consolidated financial statements.

PEPGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(30,202)	$(18,020)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	388	376
Stock-based compensation expense	3,432	2,022
Amortization and interest accretion related to operating lease	937	(135)
Amortization and accretion of premium and discounts on marketable securities, net	(696)	(516)
Other non-cash adjustments	11	20
Changes in operating assets and liabilities:
Prepaids and other current and non-current assets	304	62
Accounts payable	943	88
Accrued expenses and other non-current liabilities	2,711	(6,765)
Operating lease liabilities, current and non-current	(758)	336
Net cash used in operating activities	$(22,930)	$(22,532)
Cash flows from investing activities:
Purchases of property and equipment	$(125)	$(53)
Purchases of marketable securities	(6,726)	(29,239)
Maturities of marketable securities	24,000	18,000
Net cash provided by (used in) investing activities	$17,149	$(11,292)
Cash flows from financing activities:
Issuance of common stock in public offering, net of underwriters' fees	$—	$76,878
Payment of offering costs	—	(206)
Issuance of common stock from At-the-Market Sales Agreement, net of underwriters' fees	—	9,900
Proceeds from employee equity plans	—	395
Net cash provided by financing activities	$—	$86,967
Effect of exchange rate changes on cash	(7)	(63)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(5,788)	$53,080
Cash, cash equivalents and restricted cash at beginning of period	50,969	82,322
Cash, cash equivalents and restricted cash at end of period	$45,181	$135,402
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$43,633	$133,854
Restricted cash	1,548	1,548
Total cash, cash equivalents and restricted cash at end of period	$45,181	$135,402
Supplemental noncash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$64	$19
Deferred offering costs in accounts payable and accrued expenses	$—	$188
Cash paid for taxes	$86	$—

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

Liquidity and Capital Resources

Since inception, the Company has not generated any revenue from product sales or other sources and has incurred significant operating losses and negative cash flows from operations. The Company’s primary uses of cash, cash equivalents, and marketable securities to date have been funding research and development activities, business planning, establishing and maintaining the Company’s intellectual property portfolio, hiring personnel, leasing premises and associated capital expenditures, raising capital, and providing general and administrative support for these operations. As of March 31, 2025, the Company had an accumulated deficit of $301.7 million. To date, the Company has funded operations primarily through private placements of convertible preferred stock, the sale of shares of common stock in its initial public offering, or IPO, the sale of shares of common stock under its At-the-Market Equity Offering Sales Agreement, or Sales Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, and through the sale of shares of common stock in a follow-on public offering, referred to as the Follow-on Offering. As of March 31, 2025, the Company had cash, cash equivalents, and marketable securities of $97.8 million. The Company believes that its cash, cash equivalents, and marketable securities as of March 31, 2025, will be sufficient to fund its currently planned operations for at least the next 12 months from the issuance of these condensed consolidated financial statements.

The Company filed a shelf registration statement on Form S-3 with the United States Securities and Exchange Commission, or SEC, which covers the offering, issuance and sale of an amount up to $300.0 million in the aggregate of shares of common stock, preferred stock, debt securities, warrants, and/or units or any combination thereof, which was declared effective on June 16, 2023. On August 8, 2023, the Company filed a prospectus supplement and entered into the Sales Agreement with Stifel, as sales agent, which provides for the issuance and sale by the Company of up to $100.0 million of shares of common stock from time to time in “at-the-market” offerings. Stifel is entitled to receive a commission of up to 3.0% of gross proceeds from sales under the Sales Agreement. On February 5, 2024, the Company sold 1,000,000 shares of common stock at a price of $10.00 per share under the Sales Agreement, resulting in net proceeds of $9.9 million. On February 9, 2024, the Company sold 7,530,000 shares of common stock in the Follow-on Offering, pursuant to an underwriting agreement with Leerink Partners LLC dated as of February 6, 2024, at a price of $10.635 per share, resulting in net proceeds of $76.4 million after deducting underwriting fees and offering costs of $3.7 million. Net proceeds from sales in 2024 under the Sales Agreement and Follow-on Offering, after deducting underwriters' fees and costs, were $86.3 million. On June 28, 2024, the Company filed a second shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale of an amount up to $250.0 million in the aggregate of shares of common stock, preferred stock, debt securities, warrants, and/or units or any combination thereof, which was declared effective on July 8, 2024.

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

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with generally accepted accounting principles in the United States of America, or GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification and Accounting Standards Update of the Financial Accounting Standards Board, or FASB.

The condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of March 31, 2025, and results of operations for the interim periods ended March 31, 2025 and March 31, 2024.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the years ended December 31, 2024 and 2023, and the notes thereto, included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 24, 2025, or Form 10-K.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2024 included in the Form 10-K. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies.

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

In November 2023, the FASB issued Accounting Standards Update, or ASU No. 2023-07, Segment Reporting (Topic 280), or ASU 2023-07. This update expands segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for the Company in the consolidated financial statements for the year ending December 31, 2024, and interim periods beginning on January 1, 2025. The Company adopted this standard for the year ended December 31, 2024 which resulted in expanded disclosure requirements (See Note 11 - Segment Reporting).

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, or ASU 2023-09, to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption and retrospective application is permitted. The Company adopted ASU 2023-09 which did not have a material effect on the consolidated financial statements and related disclosures.

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

3. Fair Value Measurements

The following tables present information about the Company’s financial assets that have been measured at fair value as of March 31, 2025 and December 31, 2024, and indicate the fair value of the hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

The following tables set forth marketable securities as of March 31, 2025 and December 31, 2024 (in thousands):

	As of March 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
U.S. Treasury notes	54,192	8	(52)	54,148
Total	$54,192	$8	$(52)	$54,148

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
U.S. Treasury notes	70,731	61	(22)	70,770
Total	$70,731	$61	$(22)	$70,770

The following tables set forth the fair value of the Company’s financial assets measured at fair value on a recurring basis and indicate the level within the fair value hierarchy utilized to determine such values as of March 31, 2025 and December 31, 2024 (in thousands):

	As of March 31, 2025
	Total	Level 1	Level 2	Level 3
Cash Equivalents:
U.S. Treasury-backed money market funds	$40,236	$40,236	$—	$—
Marketable Securities
U.S. Treasury notes	54,148	54,148	—	—
Total	$94,384	$94,384	$—	$—

	As of December 31, 2024
	Total	Level 1	Level 2	Level 3
Cash Equivalents:
U.S. Treasury-backed money market funds	$45,570	$45,570	$—	$—
Marketable Securities:
U.S. Treasury notes	70,770	70,770	—	—
Total	$116,340	$116,340	$—	$—

Money market funds are highly liquid investments that are valued based on quoted market prices in active markets, which represent a Level 1 measurement within the fair value hierarchy. These money market funds are classified on the unaudited condensed consolidated balance sheet under cash and cash equivalents.

4. Property and Equipment, Net

The cost and accumulated depreciation of property and equipment were as follows (in thousands):

	March 31, 2025	December 31, 2024
Lab equipment	$5,192	$5,110
Computer and office equipment	1,740	1,556
Construction in process	1	96
Total property and equipment	6,933	6,762
Less: accumulated depreciation	(3,427)	(3,046)
Total property and equipment, net	$3,506	$3,716

Depreciation expense was $0.4 million and $0.4 million for the three months ended March 31, 2025 and March 31, 2024, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Research and development expenses	$11,462	$6,903
Employee-related expenses	1,911	3,617
Professional Services	1,078	1,138
Other	164	192
Total accrued expenses	$14,615	$11,850

6. Related Party Transactions

Technology License Agreement with Oxford University Innovation Limited

In March 2018, the Company, Oxford University Innovation Limited, or OUI, and the Medical Research Council of United Kingdom Research and Innovation, or MRC, or collectively with OUI, the Licensors, entered into a license of technology agreement, which was subsequently amended in December 2018, further amended and restated in November 2020, and further amended in February 2022, referred to, as so amended, as the License Agreement. The Licensors and affiliates held shares of Series A-1 and Series A-2 preferred stock, Series B preferred stock and Class A common stock. The License Agreement provides the Company with an exclusive worldwide license to licensed data and technology owned by OUI and MRC in respect of cell-penetrating peptides for the treatment of Duchenne muscular dystrophy, spinal muscular atrophy, and other conditions. The License Agreement provides the Company with the rights to grant and authorize sublicenses to make, use, sell, and import products and otherwise exploit the patent rights.

As consideration for the license, the Company made an initial upfront payment in 2018, as well as a Restatement Completion Fee and a License Data Fee (each as defined in the License Agreement) in 2020 totaling $0.1 million.

The Company could be required to make milestone payments to the Licensors upon achievement of certain patent and commercial milestones related to the patents and commercialization of certain of the Company’s product candidates. The aggregate potential milestone payments are $0.1 million. In 2024, the Company paid OUI the patent procurement milestone of £10,000, adjusted per the retail price index under the terms of the License Agreement. The Company also agreed to pay the Licensors low single digit royalties on net sales of any licensed products that are commercialized by the Company in excess of a threshold amount between £20 million and £30 million ($25.9 million and $38.8 million as of March 31, 2025), subject to certain adjustments. The term of the License Agreement continues until the later of (i) the date on which all the patents and patent applications covered thereunder have been abandoned or allowed to lapse or expired or been rejected or revoked or (ii) 20 years from the date of the original license agreement.

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

In 2024, one member of the Company’s board of directors, Dr. Christopher Ashton, was employed by Oxford Science Enterprises, or OSE, which is an affiliate of OUI. Dr. Ashton resigned from the board of directors, effective as of September 30, 2024.

Pursuant to the terms of Dr. Ashton's employment agreement with OSE, he was obligated to transfer any cash compensation from the Company to OSE. Fees paid in cash for Dr. Ashton's service on the Company's board of directors were paid directly to OSE and were included within general and administrative expense on the unaudited condensed consolidated statement of operations. The Company paid $11,875 for the three months ended March 31, 2024 to OSE as compensation for Dr. Ashton's service on the board of directors prior to his resignation from the Board on September 30, 2024.

As of March 31, 2025, OSE owned 14.5% of the Company’s outstanding common stock.

RA Capital Management, L.P.

Entities affiliated with RA Capital Management, L.P., or RA Capital, purchased common stock in the Company’s IPO in May 2022 and the Company’s Follow-on Offering in February 2024. As of March 31, 2025, entities affiliated with RA Capital owned 32.7% of the Company’s outstanding common stock.

Two members of the Company’s board of directors, Dr. Joshua Resnick and Habib Dable, are affiliated with RA Capital. Pursuant to the governing legal documents of RA Capital, Dr. Resnick is obligated to transfer any cash compensation from the Company to RA Capital. Fees paid in cash for Dr. Resnick's service on the Company's board of directors were paid directly to RA Capital and are included within general and administrative expense on the unaudited condensed consolidated statement of operations. The Company paid $12,000 and $10,750 for the three months ended March 31, 2025 and 2024, respectively, to RA Capital for Dr. Resnick’s service on the board of directors.

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

Other

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, the Company agrees to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third-party with respect to the Company’s products. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of March 31, 2025. The Company does not anticipate recognizing any significant losses relating to these arrangements. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements may be unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

8. Stockholders’ Equity

Under the Third Amended and Restated Certificate of Incorporation, dated May 10, 2022, as amended on June 20, 2024, as currently in effect, the Company has the authority to issue a total of 500,000,000 shares of common stock (par value of $0.0001 per share) and 10,000,000 shares of undesignated preferred stock (par value of $0.0001 per share). Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No cash dividends were declared by the board of directors during the three months ended March 31, 2025 and March 31, 2024.

The Company has reserved shares of common stock for issuance, on an as-converted basis, as follows:

	March 31, 2025	December 31, 2024
Stock options issued and outstanding	6,761,675	5,845,039
Unvested restricted stock and performance stock units	311,915	101,280
Authorized for future stock awards or option grants under the 2022 Plan	964,599	657,167
Authorized for future stock awards or option grants under the Inducement Plan	797,184	702,184
Authorized for future issuance under the ESPP	724,194	397,998
Total	9,559,567	7,703,668

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

As of March 31, 2025, 964,599 shares remained available for grant under the 2022 Plan, 724,194 shares remained available for issuance under the ESPP and 797,184 shares remained available for issuance under the Inducement Plan.

Stock Option Activity

Stock option activity for the three months ended March 31, 2025, was as follows:

	Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2024	5,845,039	$11.92
Granted	1,175,374	2.76
Exercised	—	—
Canceled/Forfeited	(258,738)	10.76
Outstanding as of March 31, 2025	6,761,675	$10.37

The weighted-average grant date fair value of options granted during the three months ended March 31, 2025 was $2.12 per share. The Company had 6,761,675 unvested stock options outstanding as of March 31, 2025. As of March 31, 2025, total unrecognized compensation cost related to stock options was $28.6 million. This amount is expected to be recognized over a weighted average period of approximately 2.74 years.

Restricted Stock Units

A restricted stock unit, or RSU, represents the right to receive one share of common stock upon vesting of the RSU. In February 2024, the Company granted employees a one-time RSU award that vested in full on the one-year anniversary of the grant date, provided that the employee remained employed with the Company through the date of vesting. Certain employees, including employees who are executive officers of the Company, received a one-time RSU award that vests upon the achievement of certain performance-based clinical development milestones, or PSUs, provided that the employee remains employed with the Company through the date of vesting. Such awards could not vest in less than one year, regardless of when the performance milestone was achieved. This milestone was achieved and all PSUs vested on February 24, 2025. During the three months ended March 31, 2025 the Company recognized $0.3 million in expense associated with the achievement of the performance milestone.

Beginning in 2025, the Company introduced RSU grants with service conditions that vest 25% on the first anniversary of the grant date, and the remainder ratably in equal annual installments over the remaining three years, provided the employee remains employed by the Company through the vesting dates. No PSUs remain outstanding as of March 31, 2025. As of March 31, 2025, there are no RSUs with performance-based vesting conditions outstanding. A summary of the Company’s RSU and PSU activity and related information for the three months ended March 31, 2025 is as follows:

	Time-based RSUs	PSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2024	72,725	28,555	$10.64
Granted	311,915	—	2.81
Vested	(72,725)	(28,555)	10.64
Forfeited	—	—	—
Issued and unvested as of March 31, 2025	311,915	—	$2.81

The weighted average grant date fair value of the time-based RSUs granted during the three months ended March 31, 2025 was $2.81. As of March 31, 2025, there was $0.9 million of unrecognized compensation costs related to unvested time-based RSUs, which are expected to be recognized over a weighted-average period of 3.92 years.

Stock-Based Compensation Expense

Stock-based compensation expense associated with stock options, RSUs, PSUs, and the Company’s ESPP included in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$1,596	$745
General and administrative	1,836	1,277
Total stock-based compensation expense	$3,432	$2,022

10. Income Taxes

The Company recorded income tax expense of nil for the three months ended March 31, 2025 and March 31, 2024.

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

The Company recognizes the impact of an uncertain income tax position taken on its income tax returns at the amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will be recognized if it has less than a 50% likelihood of being sustained. The tax positions are analyzed at least quarterly, and adjustments are made as events occur that warrant adjustments for those positions. The Company released approximately $0.7 million in unrecognized tax benefits due to the liquidation of its U.K. subsidiary, PepGen Limited, in December 2024.

11. Segment Reporting

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

The following table outlines the Company’s functional operating expenses (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and Development Expenses
PGN-EDO51 direct research and development expenses	$3,416	$2,859
PGN-EDODM1 direct research and development expenses	11,708	4,093
Platform and external research and development expenses	370	431
Personnel-related (including stock-based compensation)	7,471	4,908
Facility and related expenses	1,264	1,533
Other research and development expenses	1,149	908
Total research and development expense	25,378	14,732
General and Administrative Expenses
Personnel-related (including stock-based compensation)	3,595	2,786
Facility and related expenses	457	492
Other general and administrative expenses	1,891	1,788
Total general and administrative expense	5,943	5,066
Loss from operations	(31,321)	(19,798)
Other income (expense):
Interest income	1,122	1,735
Other (expense) income, net	(3)	43
Total other income (expense), net	1,119	1,778
Income tax expense	—	—
Net loss	$(30,202)	$(18,020)

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

We are initially focused on addressing the underlying cause of Duchenne muscular dystrophy, or DMD, and myotonic dystrophy type 1, or DM1, that have high unmet need. Our current pipeline consists of two clinical stage programs, PGN-EDO51 for DMD patients who are amenable to an exon 51-skipping approach and PGN-EDODM1 for DM1 patients, as well as a number of additional preclinical stage programs. We anticipate expanding this pipeline over time to include other neuromuscular targets as well as potential opportunities in neurologic diseases.

We completed a first-in-human Phase 1 clinical trial in healthy volunteers, or HVs, with PGN-EDO51 in the third quarter of 2022. In the Phase 1 HV clinical trial, treatment with PGN-EDO51 resulted in high levels of exon skipping in humans following a single dose. Our ongoing clinical development program for PGN-EDO51 is comprised of two parallel Phase 2 studies of PGN-EDO51 in DMD patients. The first study, CONNECT1-EDO51, or CONNECT1, is an ongoing open-label, multiple ascending dose, or MAD, study in boys and young men living with DMD amenable to exon 51 skipping being conducted in Canada. In July 2024, we reported initial clinical data from the CONNECT1 study from the 5 mg/kg starting dose cohort, which we believe demonstrate promising early exon skipping and dystrophin production. All participants from the first cohort have continued in the long-term extension, or LTE, portion of the study. We have fully enrolled the 10 mg/kg dose cohort in CONNECT1. We have received communication from Health Canada that dosing of participants in the 5 and 10 mg/kg cohorts may continue at their current dose levels. Health Canada has requested additional information from us to address its safety concerns before any further dose escalation or enrollment of any additional participants at the current dose levels. We are working with Health Canada to address its questions. Based on the totality of data in both the 5 mg/kg cohort and the ongoing 10 mg/kg cohort in the CONNECT1 trial as of January 23, 2025, we believe PGN-EDO51 has a favorable emerging safety profile. We expect to report initial safety, exon skipping and dystrophin production data from the 10 mg/kg cohort by the end of the third quarter of 2025.

The second Phase 2 study of PGN-EDO51, CONNECT2-EDO51, or CONNECT2, is a randomized, double-blind, placebo-controlled MAD study in boys and young men living with DMD amenable to exon 51 skipping In early 2024, we received authorization from the Medicines and Healthcare products Regulatory Agency, or the MHRA, to initiate CONNECT2 in the United Kingdom, or U.K. In December 2024, we received a clinical hold notice from the U.S. Food and Drug Administration, or FDA, regarding our investigational new drug, or IND, application to initiate the CONNECT2 study in the U.S. We are working with the FDA to address its questions regarding supportive data for the dosing levels planned for the patient population. In March 2025, we announced our voluntary decision to pause CONNECT2 until we can review results from the 10 mg/kg cohort in the ongoing CONNECT1 study. We believe this will allow us to gather additional safety data, assess the impact of this dose of PGN-EDO51 on dystrophin levels, and potentially improve the design of CONNECT2.

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

Our clinical development program for PGN-EDODM1 includes two studies, FREEDOM-DM1, or FREEDOM, a multinational, randomized, double-blind, placebo-controlled Phase 1 single ascending dose, or SAD, study, and FREEDOM2-DM1, or FREEDOM2, a multinational, randomized, double blind, placebo-controlled Phase 2 MAD study. In the FREEDOM study, we are enrolling adult participants with DM1 in multiple geographies including the U.S., U.K. and Canada, to evaluate the safety and tolerability of PGN-EDODM1, as well as oligonucleotide muscle concentrations, splicing correction and functional outcome measures at day 28 and at week 16 following a single dose of PGN-EDODM1. On February 24, 2025, we reported initial data from the 5 mg/kg and 10 mg/kg dose cohorts in this study. PGN-EDODM1 was observed to have a favorable emerging safety profile and robust splicing correction in a dose-dependent manner in the 5 and 10 mg/kg dose cohorts. The 15 mg/kg cohort is currently enrolling participants and we have begun dosing at this level. We expect to report data from the 15 mg/kg cohort of the FREEDOM study in the second half of 2025.

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

The FDA has granted both orphan drug designation and Fast Track designation for PGN-EDODM1 for the treatment of DM1.In addition to these lead clinical stage programs, we are evaluating EDO candidates for additional DMD sub-populations amenable to skipping of other exons, including exon 53, 45 and 44. We have also initiated research efforts for additional indications, including neuromuscular diseases and neurologic disorders.

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

We have incurred operating losses in each year since our inception. Our net losses were $30.2 million and $18.0 million for the three months ended March 31, 2025 and March 31, 2024, respectively. As of March 31, 2025, we had cash, cash equivalents, and marketable securities of $97.8 million. As of March 31, 2025, we had an accumulated deficit of $301.7 million. We expect our expenses and operating losses will continue as we conduct our ongoing preclinical studies and current and planned clinical trials, continue our research and development activities, utilize third parties to manufacture our product candidates and related raw materials, hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with an exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs. In addition, we have several development, regulatory and commercial milestone payment obligations under our licensing arrangements. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, current and planned clinical trials, manufacturing campaigns and our expenditures on other research and development activities.

We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our currently planned operations for at least 12 months from the date of the filing of this 10-Q. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which will not be for at least the next several years, if ever. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

After the Reorganization was completed, PepGen Limited began the process of transferring certain operations, including financial management functions, to PepGen pursuant to an intercompany services agreement, effective as of April 2021, and certain assets, including a novation of all intellectual property assets, pursuant to an asset transfer agreement, effective as of January 1, 2022. After the transfer of intellectual property and other assets from PepGen Limited to PepGen, there were limited operations through the end of 2022 at PepGen Limited. PepGen Limited was dissolved on December 10, 2024.

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

The following table (in thousands) summarizes our research and development expenses for the three months ended March 31, 2025 and March 31, 2024. The direct external development program expenses reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Our internal resources, personnel and infrastructure are not directly tied to any one research or drug discovery program and are deployed across multiple programs. As such, we do not track internal expenses on a program-specific basis.

	Three Months Ended March 31,
	2025	2024
External expenses:
PGN-EDO51	$3,416	$2,859
PGN-EDODM1	11,708	4,093
Other programs and unallocated expenses	370	431
Total external expense	15,494	7,383
Internal expenses:
Personnel-related (including stock-based compensation)	7,471	4,908
Facilities and related costs	1,264	1,533
Other	1,149	908
Total research and development expenses	$25,378	$14,732

We continue to conduct our CONNECT1 trial for PGN-EDO51and our ongoing Phase 1 and Phase 2 clinical trials of PGN-EDODM1. Research and development expenses for our lead programs can be variable quarter-over-quarter due to the timing of manufacturing campaigns, which are accounted for under the percentage of completion method. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving marketing approval for any of our product candidates.

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

Our future development costs may vary significantly based on factors such as:

•
the status of clinical trials, the timing and costs, if any, associated with resolving a clinical hold, animal and other preclinical studies and IND- or clinical trial application, or CTA-enabling studies;
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

Income Taxes

We have not recorded a U.S. provision for federal or state income taxes as we have no revenue and have incurred losses since inception. We did not record any tax liability for the three months ended March 31, 2025 or March 31, 2024.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and March 31, 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and March 31, 2024 (in thousands):

	Three Months Ended March 31,		Period-to-
	2025	2024	Period Change
Operating expenses:
Research and development	$25,378	$14,732	$10,646
General and administrative	5,943	5,066	877
Total operating expenses	$31,321	$19,798	$11,523
Operating loss	$(31,321)	$(19,798)	$(11,523)
Other (expense) income, net
Interest income	1,122	1,735	(613)
Other income (expense), net	(3)	43	(46)
Total other income (expense), net	1,119	1,778	$(659)
Net loss before income tax	$(30,202)	$(18,020)	$(12,182)
Income tax expense	—	—	—
Net loss	$(30,202)	$(18,020)	$(12,182)

Research and Development Expenses

Research and development expenses increased by $10.6 million from $14.7 million for the three months ended March 31, 2024, to $25.4 million for the three months ended March 31, 2025. This was attributable to a $7.8 million increase in manufacturing costs related to the timing of manufacturing campaigns, a $2.6 million increase in personnel-related costs, including an increase of $0.9 million in stock-based compensation expense, and a $1.2 million increase in clinical trial costs associated with the advancement of clinical trials for our two lead programs. There was also a $0.4 million increase in consulting expenses. These increases were partially offset by decreased preclinical costs of $1.3 million as our two lead programs are now in clinical trials.

General and Administrative Expenses

General and administrative expenses increased by $0.9 million from $5.1 million for the three months ended March 31, 2024, to $5.9 million for the three months ended March 31, 2025. The increase was primarily driven by an increase of $0.8 million in personnel-related costs due to increased headcount, including $0.6 million in stock-based compensation expense. This increase was additionally driven by a $0.1 million increase in consulting and legal expenses.

Other Income (Expense), Net

Other income (expense), net was income of $1.1 million for the three months ended March 31, 2025 and $1.8 million for the three months ended March 31, 2024. Interest is earned through our cash deposits and U.S. Treasury-backed money market funds.

Income Tax Expense

Income tax expense was nil for the three months ended March 31, 2025 and March 31, 2024.

Liquidity and Capital Resources

Sources of Liquidity

From our inception in January 2018 through March 31, 2025, we have funded our operations primarily through the sale of our common stock and convertible preferred stock. We received aggregate gross proceeds of $163.9 million from these sales prior to our IPO. Additionally, in May 2022, we received gross proceeds from our IPO of $122.9 million.

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

Future Funding Requirements

As of March 31, 2025, we had cash, cash equivalents, and marketable securities of $97.8 million. We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our currently planned operations for at least 12 months from the date of the filing of this 10-Q. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for the three months ended March 31, 2025 and March 31, 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(22,930)	$(22,532)
Investing activities	17,149	(11,292)
Financing activities	—	86,967
Effect of exchange rate changes on cash	(7)	(63)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(5,788)	$53,080

Operating Activities

For the three months ended March 31, 2025, net cash used in operating activities was $22.9 million resulting from our net loss of $30.2 million, partially offset by changes in our operating assets and liabilities of $3.2 million and by non-cash adjustments of $4.1 million. The net changes in our operating assets and liabilities were primarily due to an increase in accrued expenses of $2.7 million, as a result of the timing of manufacturing campaigns, and an increase in accounts payable of $0.9 million. The change was further driven by a decrease in operating lease liabilities of $0.8 million and a decrease in prepaids and other current assets of $0.3 million. The non-cash adjustments included $3.4 million of stock-based compensation, $0.4 million of depreciation expense, $0.7 million of amortization of discounts on our marketable securities, and $0.9 million of amortization and interest accretion on our operating lease.

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

Investing Activities

For the three months ended March 31, 2025, net cash provided by investing activities was $17.1 million resulting from $24.0 million in maturities of marketable securities partially offset by $6.7 million in purchases of marketable securities and $0.1 million in purchases of property and equipment.

For the three months ended March 31, 2024, net cash used in investing activities was $11.3 million resulting from $29.2 million in purchases of marketable securities partially offset by $18.0 million in maturities of marketable securities.

Financing Activities

For the three months ended March 31, 2025, there was no cash used in or provided by financing activities.

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

Critical Accounting Polices and Estimates

There have been no material changes to our critical accounting policies and estimates from those described in our financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of March 31, 2025, we had $97.8 million in cash, cash equivalents, and marketable securities, consisting of cash in a readily available checking account and U.S. treasury-backed money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term maturities of our investments, we believe a hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would not have had a material impact on our financial results.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and money market accounts. As of March 31, 2025, our cash and money market accounts were held by three financial institutions in the U.S. At times, our deposits held in the U.S. may exceed the respective insured limits of the Federal Depository Insurance Corporation and Financial Services Compensation Scheme.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be a party to litigation or subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. As of March 31, 2025, we were not a party to any material legal proceedings.

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

Since inception, we have incurred significant operating losses. Our net losses were $30.2 million and $18.0 million for the three months ended March 31, 2025 and March 31, 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $301.7 million. To date, we have financed our operations primarily with the proceeds raised from the sale of our convertible preferred stock in private placements and common stock in our IPO and our equity offerings in early 2024, described below. We have devoted substantially all of our financial resources and efforts to research and development activities, business planning, establishing and maintaining our intellectual property portfolio, acquiring and developing product and technology rights, hiring personnel, leasing premises and associated capital expenditures, raising capital, and providing general and administrative support for these operations. We are still in the early stages of development of our programs and have only advanced two product candidates into clinical development. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

•
continue to advance our programs in DMD and DM1 through clinical development and work to resolve the U.S. clinical hold on the initiation in the U.S. of the CONNECT2 Phase 2 study of PGN-EDO51 in DMD;
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

While we have completed our Phase 1 clinical trial for PGN-EDO51 and initiated two Phase 2 clinical trials for PGN-EDO51 as well as an additional Phase 1 clinical trial for PGN-EDODM1 and more recently, a Phase 2 clinical trial for PGN-EDODM1, we expect that it will be many years, if ever, before we have a product candidate ready for commercialization. In December 2024, the FDA issued a clinical hold on the initiation of our Phase 2 CONNECT2 trial of PGN-EDO51 in DMD in the U.S. It is unknown whether we may be successful in resolving this hold. In March 2025, we made the voluntary decision to pause the CONNECT2 trial until we can review results from the 10 mg/kg cohort in the ongoing CONNECT1 trial. Health Canada has requested additional information from us to address safety concerns before any further dose escalation or enrollment of any additional participants at the current dose levels may proceed in our CONNECT1 study of PGN-EDO51. It is unknown whether Health Canada will allow us to dose escalate or enroll additional participants in this study. Moreover, even if we are successful in removing the FDA clinical hold, it is unknown whether the FDA may require the conduct of additional preclinical studies or clinical trials beyond those which we had planned to conduct. Following our evaluation of the results from the 10 mg/kg cohort in the CONNECT1 trial, we may determine not to continue development of PGN-EDO51 and if we do continue development, it may be significantly delayed. To become and remain profitable, we must succeed in developing, obtaining the necessary regulatory approvals for and eventually commercializing a product or products that generate significant revenue. The ability to achieve this success will require us to be effective in a range of challenging activities, including:

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

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we identify, continue the research and development of, continue preclinical testing and initiate clinical trials of, arrange for the manufacturing of, and potentially seek marketing approval for any product candidates that successfully completes clinical testing. To date, we have only completed a Phase 1 clinical trial for our first product candidate, PGN-EDO51, initiated one additional Phase 1 clinical trial for PGN-EDODM1, two Phase 2 clinical trials for PGN-EDO51, one of which we have voluntarily paused, and more recently, one Phase 2 clinical trial for PGN-EDODM1. The resolution of the clinical hold in the U.S. on the initiation of the Phase 2 CONNECT2 clinical trial of PGN-EDO51, assuming resolution is reached with the FDA, may require additional capital beyond that we had planned to allocate to this program, and the amount of such capital could be considerable. In addition, if we obtain marketing approval for any product candidate, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed, on attractive terms or at all, we may be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of March 31, 2025, we had cash, cash equivalents, and marketable securities of $97.8 million. Prior to our IPO in May 2022, we raised aggregate gross proceeds of $133.5 million from the private placement of convertible preferred stock. We raised aggregate gross proceeds of $122.9 million from our IPO.

On February 5, 2024, we sold shares of common stock under our ATM program pursuant to the Sales Agreement with Stifel, resulting in net proceeds of $9.9 million.. On February 9, 2024, we sold shares of common stock in the Follow-on Offering, resulting in net proceeds of $76.4 million after deducting underwriters' fees of $3.7 million. Net proceeds from the ATM program and Follow-on Offering, after deducting underwriters' fees and costs of the offerings, were $86.3 million.

We believe that our existing cash, cash equivalents, marketable securities will be sufficient to fund our currently planned operations for at least 12 months from the date of the filing of this 10-Q. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors, including factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect and could be forced to seek additional funding sooner than planned.

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

We commenced operations in 2018, have no products approved for commercial sale and have not generated any revenue from product sales. To date, our operations have been limited to organizing and staffing our company, business planning, executing collaborations, raising capital, licensing, conducting research activities, conducting preclinical studies of our programs and clinical trials of our product candidates, filing and prosecuting patent applications and providing general and administrative support for these operations. One of our product candidates, PGN-EDO51, completed a Phase 1 clinical trial and we have initiated one additional Phase 1 clinical trial for PGN-EDODM1 and two Phase 2 clinical trials for PGN-EDO51, one of which we have voluntarily paused, and more recently, a Phase 2 clinical trial for PGN-EDODM1. In December 2024, the FDA issued a clinical hold on the initiation of our Phase 2 CONNECT2 trial of PGN-EDO51 in DMD in the U.S. In March 2025, we made the voluntary decision to pause the CONNECT2 trial until we can review results from the 10 mg/kg cohort in the ongoing CONNECT1 trial. It is unknown whether we may be successful in resolving the FDA’s clinical hold. Moreover, even if we are successful in removing the hold, it is unknown whether the FDA may require the conduct of additional preclinical studies or clinical trials beyond those which we had planned to conduct. Health Canada has requested additional information from us to address safety concerns before any further dose escalation or enrollment of any additional participants at the current dose levels may proceed in our CONNECT1 Phase 2 study of PGN-EDO51 in DMD. It is unknown whether Health Canada will allow us to dose escalate or enroll additional participants in this study. Following our evaluation of the results from the 10 mg/kg cohort in the CONNECT1 trial, we may determine not to continue development of PGN-EDO51 and if we do continue development, it may be significantly delayed. All of our other research programs are still in the research or preclinical stage of development, and their risk of failure is high. We have not yet demonstrated our ability to successfully complete clinical trials consistently, obtain marketing approvals, manufacture product on a commercial scale or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

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

We are early in our development efforts and have invested our research efforts to date in developing our EDO platform. We have a portfolio of research programs, and we have two product candidates in clinical trials — PGN-EDO51 for DMD and PGN-EDODM1 for DM1. We have completed a Phase 1 clinical trial for our first product candidate, PGN-EDO51 in HVs. We have initiated a Phase 2 CONNECT1 trial for PGN-EDO51 in Canada and began dosing participants in January of 2024. In July 2024, we reported initial data from the low dose cohort (5 mg/kg) in this trial. Based on this data, we have amended the CONNECT1 study protocol to implement several changes. Following notification of the FDA clinical hold referenced below, Health Canada requested additional information from us to address safety concerns before any further dose escalation or enrollment of any additional participants at the current dose levels may proceed in our CONNECT1 study. It is unknown whether Health Canada will allow us to dose escalate or enroll additional participants in this study. We received authorization from the MHRA to initiate our Phase 2 CONNECT2 trial for PGN-EDO51 in the U.K. In December 2024, the FDA issued a clinical hold on the initiation of the CONNECT2 clinical trial in the U.S. In March 2025, we made the voluntary decision to pause the CONNECT2 trial until we can review results from the 10 mg/kg cohort in the ongoing CONNECT1 trial. We have initiated a Phase 1 clinical trial, designated FREEDOM, for our second product candidate, PGN-EDODM1, and began dosing participants in December 2023. On February 24, 2025, we reported initial single-dose data for each of the first two cohorts (5 and 10 mg/kg) in the Phase 1 FREEDOM study. We have also opened a Phase 2 clinical trial, FREEDOM2, in Canada and the U.K.

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
•
successful initiation, enrollment and completion of clinical trials, including under the FDA’s Good Clinical Practice, or GCP, Good Laboratory Practice, and any additional regulatory requirements from foreign regulatory authorities;
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

Our lead product candidates are currently in clinical-stage development, while our other product candidates are still in the research or preclinical stage of development and our approach to treating muscle disease is unproven. Our research programs may fail to identify potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates and our potential product candidates may be shown to have harmful side effects in preclinical in vitro experiments or in vivo animal model studies, or in future clinical studies. In addition, our potential product candidates may not show promising signals of therapeutic effect in such experiments or studies or they may have other characteristics that may make the product candidates impractical to manufacture, unmarketable or unlikely to receive marketing approval. Further, because all of our development programs are based on our EDO platform, adverse developments with respect to one of our programs may have a significant adverse impact on the actual or perceived likelihood of success and value of our other programs. In addition, we may be negatively impacted by the decision of other companies to discontinue development of products using technology similar to our technology. For example, during 2024, Sarepta Therapeutics, Inc., or Sarepta, announced that it was discontinuing its SRP-5051 peptide-linked phosphorodiamidate morpholino, or PMO, development program, based on the risk-benefit of the program, including some patients experiencing hypomagnesemia even after treatment with SRP-5051 was discontinued, feedback from the FDA, and the evolving therapeutic landscape for DMD.

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

The risk of failure in developing product candidates is high. It is impossible to predict when or if any product candidate would prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development, obtain regulatory clearance to commence clinical trials, and then conduct extensive clinical trials to demonstrate the safety and efficacy of product candidates in humans. To date, we have only completed a Phase 1 clinical trial of PGN-EDO51 and initiated an additional Phase 1 clinical trial of PGN-EDODM1, two Phase 2 clinical trials of PGN-EDO51, one of which we have voluntarily paused, and more recently, a Phase 2 clinical trial of PGN-EDODM1.

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

Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support clearance of our INDs, CTAs and other similar regulatory filings. We cannot be certain if the outcome of our preclinical studies and clinical trials will ultimately support further development of our product candidates or future programs, or future regulatory approval and commercialization. Although we have completed a Phase 1 study of our lead product candidate, PGN-EDO51, initiated two Phase 2 studies of PGN-EDO51 and initiated an additional Phase 1 and a Phase 2 clinical trial of our second candidate, PGN-EDODM1, we cannot be certain of the completion or outcome of our preclinical testing and studies for our other product candidates and cannot predict whether the FDA, or comparable foreign regulatory authorities will accept our proposed clinical programs for PGN-EDO51 or PGN-EDODM1, or whether the outcome of our preclinical testing and studies will ultimately support the further development of our other product candidates. For example, Health Canada has recently requested additional information from us to address safety concerns before any further dose escalation or enrollment of any additional participants at the current dose levels may proceed in our Phase 2 CONNECT1 study of PGN-EDO51 in DMD. It is unknown whether Health Canada will allow us to dose escalate or enroll additional participants in this study. In addition, in December 2024, the FDA issued a clinical hold on the initiation of our Phase 2 CONNECT2 trial of PGN-EDO51 in DMD planned to be initiated in the U.S. In March 2025, we made the voluntary decision to pause the CONNECT2 trial until we can review results from the 10 mg/kg cohort in the ongoing CONNECT1 trial. It is unknown whether we may be successful in resolving the FDA’s clinical hold. Moreover, even if we are successful in removing the hold, it is unknown whether the FDA may require the conduct of additional preclinical studies or clinical trials beyond those which we are conducting or plan to conduct. Following our evaluation of the results from the 10 mg/kg cohort in the CONNECT1 trial, we may determine not to continue development of PGN-EDO51 and if we do continue development, it may be significantly delayed. Conducting preclinical testing is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity and novelty of the program, and often can be several years or more per program. In addition, the progress and timing of our preclinical studies, including pharmacology and toxicology studies, may be impacted by the limited supply of NHPs needed for such studies. As a result, we cannot be sure that we will be able to submit INDs, CTAs and other similar regulatory filings for our programs on the timelines we expect, if at all, and we cannot be sure that submission of such regulatory filings will result in the FDA, European Medicines Agency, or EMA, or comparable foreign regulatory authorities allowing clinical trials to begin, including in the case of our CONNECT2 clinical study for PGN-EDO51 and our FREEDOM2 clinical study for PGN-EDODM1. For example, in May 2023, we announced that we received a clinical hold notice from the FDA regarding our IND application to initiate our Phase 1 FREEDOM study, and in June 2023, we provided an update on our plans with respect to this program. In October 2023, we announced that the FDA lifted the clinical hold on our Phase 1 FREEDOM study, allowing this study to proceed in the U.S.

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
•
delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;
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

We are in the early stages of our programs and have successfully completed a Phase 1 HV clinical trial in Canada for our lead product candidate, PGN-EDO51, reported early data from the low dose cohort of our first Phase 2 trial of PGN-EDO51 in DMD patients, initiated Phase 1 and Phase 2 clinical trials for our PGN-EDODM1 product candidate and reported initial data from the first two cohorts of our Phase 1 trial of PGN-EDODM1, but we have not completed IND- or CTA-enabling activities for our other product candidates or advanced any other product candidates into clinical development. As a result, our belief in the capabilities of our platform is based on early research, preclinical studies, our completed Phase 1 clinical trial in HVs and early data from our Phase 2 study of PGN-EDO51 and our Phase 1 study of PGN-EDODM1. However, the results of preclinical studies may not be predictive of the results of later preclinical studies or clinical trials, and the results of any early-stage clinical trials may not be predictive of the results of later clinical trials. For example, we may not see the same levels of exon skipping, oligonucleotide delivery or dystrophin production in DMD patients as was observed in our preclinical studies or, with respect to exon skipping and oligonucleotide delivery, in our Phase 1 HV study of PGN-EDO51. While we saw high mean levels of exon skipping (2.15%) in all participants at the 5 mg/kg starting dose of our CONNECT1 Phase 2 study after four doses and three months of treatment, we did not achieve the level of dystrophin that we had anticipated. With a longer treatment period and higher doses of PGN-EDO51, we expect to see higher levels of exon skipped transcript potentially resulting in significant increases in dystrophin, but this may not be the case. Given Health Canada’s recent request for additional information from us to address safety concerns before any further dose escalation or enrollment of any additional participants at the current dose levels may proceed in our CONNECT1 study, we may be unable to further advance the CONNECT1 study beyond dosing of the currently enrolled participants at current dose levels. In addition, with the current clinical hold on initiation of our CONNECT2 clinical trial in the U.S. for PGN-EDO51 in DMD and in light of our voluntary decision to pause the CONNECT2 clinical trial in the U.K., we may be unable to advance development of PGN-EDO51 for DMD in a timely manner, if at all. On February 24, 2025, we reported initial single-dose data for each of the first two cohorts (5 and 10 mg/kg) in the Phase 1 FREEDOM study. While we observed robust and dose-dependent mean splicing correction (29.1%) at the 10 mg/kg dose level, we observed limited change in functional outcomes after a single dose over one month. We believe robust splicing correction with PGN-EDODM1 has the potential to lead to meaningful functional improvements with repeat dosing over time, but this may not be the case. Initial success in clinical trials, including in our CONNECT1 and FREEDOM studies, may not be indicative of results obtained when such trials are completed. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Our clinical trials may not ultimately be successful or support further clinical development of our product candidates. There is a high failure rate for product candidates proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any such setbacks in our clinical development could materially harm our business and results of operations.

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

For example, DMD amenable to exon 51 skipping is a rare disease, and there are several therapies approved in certain territories or in clinical development, which can make enrollment in our CONNECT1 and CONNECT2 trials more challenging. Our inability to enroll a sufficient number of patients for our clinical trials, including our ongoing trials for PGN-EDODM1, would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in these clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing. Furthermore, we rely on and expect to continue to rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and we will have limited influence over their performance.

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

We have completed dosing up to 15 mg/kg in a Phase 1 clinical trial of PGN-EDO51, in which PGN-EDO51 was observed to be generally well-tolerated in HVs at clinically active doses, and are dosing participants at 5 mg/kg and 10 mg/kg in an ongoing Phase 2 clinical trial of PGN-EDO51, in which we believe PGN-EDO51 has continued to demonstrate a favorable safety profile as of January 23, 2025, but there can be no assurance that our product candidates will not cause undesirable side effects in patients. For example, in preclinical toxicology studies of PGN-EDO51 in normal NHPs, we observed transient, clinical signs of hypotension in some animals treated at a dose level higher than that which we intend to evaluate in the clinic. In addition, in our Phase 1 clinical trial of PGN-EDO51, at 15 mg/kg, we observed mild, transient, reversible changes in kidney biomarkers that resolved without intervention in all but one participant who experienced a non-life threatening serious adverse event. While the trial was not halted by the safety review committee nor put on hold by Health Canada, under the protocol for this Phase 1 clinical trial, any non-life-threatening serious adverse event, or SAE, was considered a dose limiting toxicity, or DLT. This participant was admitted to the hospital for less than 24 hours, received intravenous hydration, and then was re-admitted to the Phase 1 unit and completed the study. We also observed transient mild to moderate hypomagnesemia in two participants in the Phase 1 trial, which did not require intervention. Based on published data and other publicly available information, such adverse events are consistent with the types of events reported with this class of oligonucleotides in general. In the ongoing CONNECT1 Phase 2 study, based on the totality of data in both the 5 mg/kg cohort and the ongoing 10 mg/kg cohort as of January 23, 3025, we continue to believe PGN-EDO51 has a favorable emerging safety profile. Magnesium levels in two of the participants in the 10 mg/kg cohort, who were previously reported as having asymptomatic hypomagnesemia, have returned to levels within normal limits with administration of ongoing low-dose oral magnesium supplementation. Dosing of one of these two participants was paused due to a reduction of his estimated glomerular filtration rate, or eGFR. This event did not meet the pre-specified criteria for a DLT. A subsequent nuclear scan indicated measured glomerular filtration rate was in the normal range. The participant’s eGFR is improving and the investigator is evaluating for the resumption of dosing as this value returns to baseline levels. We are continuing to review the event and associated potential confounding factors to better understand its manifestation. There have been no treatment-related SAEs, and all treatment-related adverse events have been mild. There was no sustained elevation in kidney biomarkers. There were also no cases of hypokalemia, anemia or thrombocytopenia. We have received communication from Health Canada that dosing of participants in the 5 and 10 mg/kg cohorts may continue at their current dose levels. Health Canada has requested additional information from us to address its safety concerns before any further dose escalation or enrollment of any additional participants at the current dose levels. In March 2025, we made the voluntary decision to pause the CONNECT2 trial until we can review results from the 10 mg/kg cohort in the ongoing CONNECT1 trial.

On February 24, 2025, we reported initial data from the 5 and 10 mg/kg dose cohorts in our FREEDOM Phase 1 study in DM1 patients. We believe PGN-EDODM1 has a favorable emerging safety profile. Through the data cutoff date of December 3, 2024, PGN-EDODM1 was observed to be generally well-tolerated, with most treatment-emergent adverse events being mild or moderate in severity. There were no adverse events related to electrolytes or renal biomarkers. There can be no assurance that PGN-EDODM1 will not cause undesirable side effects in patients with further dosing and dose escalation, including safety events similar to those observed in our studies with PGN-EDO51.

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

We conduct certain clinical trials for our product candidates outside of the U.S. However, the FDA and comparable foreign regulatory authorities may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

We conducted our first clinical trial in Canada, and we intend to conduct one or more of our subsequent clinical trials for our product candidates outside the U.S., including our ongoing CONNECT1 Phase 2 trial in Canada, our CONNECT2 clinical trial, if and when re-initiated, and our ongoing FREEDOM and FREEDOM2 clinical trials, each of which has or will have sites in multiple countries outside of the U.S. Although the FDA may accept data from clinical trials conducted outside the U.S., acceptance of this data is subject to certain conditions imposed by the FDA. Where data from foreign clinical trials are intended to serve as the basis for marketing approval in the U.S., the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. For studies that are conducted only at sites outside of the U.S. and not subject to an IND, the FDA generally does not provide advance comment on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical trial was inadequate, which could require us to conduct additional clinical trials. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. There can be no assurance the FDA will accept data from clinical trials conducted outside of the U.S. If the FDA does not accept data from our clinical trials of our product candidates, it would likely result in the need for additional clinical trials, which would be costly and time consuming and delay or permanently halt our development of our product candidates.

Conducting clinical trials outside the U.S. also exposes us to additional risks, including risks associated with:

•
additional foreign regulatory requirements;
•
foreign exchange fluctuations;
•
compliance with foreign manufacturing, customs, shipment and storage requirements;
•
cultural differences in medical practice and clinical research;
•
geopolitical risks; and
•
diminished protection of intellectual property in some countries.

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

Although we are currently in clinical development for two product candidates, we have no experience as a company in conducting, completing and managing the full suite of clinical trials necessary to obtain regulatory approvals, including approval by the FDA, the European Commission or comparable foreign regulatory authorities, or in obtaining approval of any of our product candidates. We are early in our development efforts for our product candidates, and we have successfully completed a Phase 1 clinical trial and initiated Phase 2 trials for our initial product candidate, PGN-EDO51. In December 2024, the FDA issued a clinical hold on the initiation of our planned CONNECT2 clinical trial in the U.S. and in March 2025, we made the voluntary decision to pause the CONNECT2 trial until we can review results from the 10 mg/kg cohort in the ongoing CONNECT1 trial. We have also initiated a Phase 1 and a Phase 2 clinical trial for our second product candidate, PGN-EDODM1. We will need to successfully complete IND- or CTA-enabling activities, early-stage, later-stage and pivotal clinical trials, in order to obtain FDA, European Commission or comparable foreign regulatory approval to market PGN-EDO51, PGN-EDODM1, and any future product candidates.

Carrying out clinical trials and the submission of a successful NDA is a complicated process. We completed our first Phase 1 clinical trial for PGN-EDO51 in the third quarter of 2022, and we began dosing participants in CONNECT1 in Canada in January 2024. We received authorization from the MHRA in February 2024 to initiate CONNECT2 in the U.K. in boys and young men living with DMD, but in March 2025, we made the voluntary decision to pause the CONNECT2 trial while we await additional data from the ongoing CONNECT1 trial.

Based on the observed high tissue concentrations of oligonucleotide and exon skipping in muscle in our Phase 1 trial of PGN-EDO51 in HVs, as well as the early data from the low dose (5 mg/kg) cohort in our CONNECT1 Phase 2 trial of PGN-EDO51, we believe that these results could signal the potential for the accumulation of exon 51 skipped transcript and higher production of dystrophin protein in muscle tissue with repeated doses of PGN-EDO51 in DMD patients over a longer treatment period. However, our belief based on this data may be erroneous and, to date, the FDA has not allowed the initiation of the planned CONNECT2 clinical trial in the U.S., placing that trial on clinical hold. Moreover, we have received communication from Health Canada that dosing of participants in the 5 and 10 mg/kg cohorts in our CONNECT1 Phase 2 study may continue at their current dose levels. Health Canada has requested additional information from us to address its safety concerns before any further dose escalation or enrollment of any additional participants at the current dose levels in the CONNECT1 study. It is unknown whether Health Canada will allow us to further dose escalate or enroll additional participants in this study. There can be no assurance that our expectations of higher exon skipping and dystrophin production will be reflected in continued Phase 2 clinical evaluation of PGN-EDO51 in DMD patients. Following our evaluation of the results from the 10 mg/kg cohort in the CONNECT1 trial, we may determine not to continue development of PGN-EDO51 and if we do continue development, it may be significantly delayed.

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

We may in the future seek accelerated approval, where applicable, under the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition, generally provides a meaningful advantage over available therapies, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of accelerated approval, the FDA likely would require that we perform adequate and well-controlled post-marketing clinical trials to confirm the product’s clinical benefit. These confirmatory trials must be completed with due diligence. Under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is permitted to require, as appropriate, that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date of accelerated approval was granted. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. We have reported encouraging early results from the first cohort in our Phase 2 CONNECT1 study of PGN-EDO51 and believe that with a longer treatment period and higher doses of PGN-EDO51, we may see higher levels of exon skipped transcript potentially resulting in significant increases in dystrophin. If we continue to receive positive results from our CONNECT1 study and receive positive results from the CONNECT2 study for PGN-EDO51 that show an acceptable safety and tolerability profile; a clinically meaningful increase in dystrophin levels, a surrogate endpoint, in the biceps of DMD patients; and robust exon skipping levels in the same tissue; we intend to pursue this accelerated approval pathway subject to discussions with the FDA. However, we have received communication from Health Canada that dosing of participants in the 5 and 10 mg/kg cohorts may continue at their current dose levels, but currently Health Canada will not allow us to dose escalate or enroll additional participants in our CONNECT1 Phase 2 trial and the initiation of our CONNECT2 Phase 2 trial is on clinical hold in the U.S. Moreover, in March 2025, we made the voluntary decision to pause the CONNECT2 trial while we await additional data from the ongoing CONNECT1 trial. Even if we obtain clearance from Health Canada to further dose escalate and enroll more participants in the CONNECT1 trial and we obtain clearance from the FDA to initiate our CONNECT2 Phase 2 trial in the U.S. and from the MHRA to re-initiate CONNECT2 in the U.K., these Phase 2 trials may fail to produce such supportive clinical data, and we may be unable to pursue the accelerated approval pathway as planned. To date we have not received FDA feedback on any potential accelerated approval pathway for PGN-EDO51.

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

Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on September 30, 2025. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other federal agencies, including substantial leadership departures, personnel cuts, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved, which would harm our business. Changes and cuts in FDA staffing also could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.

A prolonged government shutdown or significant leadership, personnel, and/or policy changes, or other substantial modification in agency activities (including due to global health concerns or geopolitical factors) could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. In addition, government funding of other agencies on which our operations may rely, including those that fund research and development activities and clinical trials, is subject to the political process, which is inherently fluid and unpredictable. Disruptions at agencies that fund our research and development activities and our clinical trials, or changes to such agencies’ budgets, may negatively impact our operations and ongoing clinical trials and may limit our ability to seek additional funding in the future. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

With the change in the U.S. presidential administration in 2025, there is substantial uncertainty as to whether and how the Trump administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Additionally, the new administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment in which to pursue the development of new therapeutic candidates.

Our relationships with healthcare providers, physicians and third-party payors will be subject to applicable anti-kickback, fraud and abuse, and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates that we develop for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute our medicines for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal False Claims Act and Physician Payments Sunshine Act and regulations. For more information, see “Business – Healthcare Regulation – Other Healthcare Laws” in our Annual Report on Form 10-K filed with the SEC for the year-ended December 31, 2024.

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

Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies such as gene therapy and therapies addressing rare diseases such as those we are developing. In both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we, or any collaborators, may receive for any approved products. For more information, see “Business – Healthcare Regulation – Healthcare Reform and Legislative Updates” in our Annual Report on Form 10-K filed with the SEC for the year-ended December 31, 2024.

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
•
the availability of capital.

We expect that other healthcare reform measures may be adopted in the future, which may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement, and new payment methodologies. This could lower the price that we receive for our products. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability or commercialize our products. It is not clear how other future potential changes to the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, each as amended, will change the reimbursement model and market outlook for our current and future product candidates.

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

Under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments to the FDCA, a company may file an abbreviated new drug application, or ANDA, seeking approval of a generic version of an approved innovator product. Under the Hatch-Waxman Amendments, a company may also submit an NDA under section 505(b)(2) of the FDCA that references the FDA’s prior approval of the innovator product. A 505(b)(2) NDA product may be for a new or improved version of the original innovator product. The Hatch-Waxman Amendments also provide for certain periods of regulatory exclusivity, which preclude FDA approval (or in some circumstances, FDA filing and review) of an abbreviated new drug application, or ANDA, or 505(b)(2) NDA.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than our product candidates or that would render our product candidates obsolete or non-competitive. Our competitors also may obtain FDA, European Commission or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors.

We expect to face competition from existing products and product candidates in development for each of our programs. Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA® (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc., or PTC. Individuals with DMD also use prednisone or prednisolone off-label. In addition, there are several FDA-approved exon skipping drugs: EXONDYS 51® (eteplirsen) and VYONDYS 53® (golodirsen), which are naked PMOs approved for the treatment of DMD patients amenable to exon 51 and exon 53 skipping, respectively, and are marketed by Sarepta; and VILTEPSO® (viltolarsen), a naked PMO approved for the treatment of DMD patients amenable to exon 53 skipping, which is marketed in the U.S. by NS Pharma, Inc. Notably, it was reported in May 2024 that the Phase 3, confirmatory study of VILTEPSO failed to meet the primary endpoint, Time to Stand from Supine, measured as velocity rise per second. Companies focused on developing treatments for DMD that target dystrophin production, as our DMD program does, include Dyne Therapeutics, Inc., or Dyne, with DYNE-251, an antibody-conjugated PMO that targets exon 51 skipping in a Phase 1/2 clinical trial; and BioMarin Pharmaceutical Inc., with BMN-351, a phosphorothioate oligonucleotide that targets exon 51 skipping currently in preclinical development. In November 2024, Sarepta announced it was discontinuing development of SRP-5051, a peptide-linked PMO for patients amenable to exon 51 skipping due to certain adverse events experienced by patients.

In addition, several companies are developing gene therapies to treat DMD. These include ELEVIDYS® (SRP-9001), which was approved in June 2023 for treatment of ambulatory pediatric patients aged 4 through 5 years with DMD with a confirmed mutation in the DMD gene. In June 2024, the FDA granted approval of an expansion to the labeled indication for ELEVIDYS to include individuals with DMD with a confirmed mutation in the DMD gene who are at least 4 years of age, granting traditional approval for ambulatory patients and accelerated approval for non-ambulatory patients. Continued approval for non-ambulatory DMD patients may be contingent upon verification of clinical benefit in a confirmatory trial. In addition, several other companies are developing investigational gene therapies to treat DMD, including Solid Biosciences Inc.’s SGT-003 and REGENXBIO Inc.’s RGX-202, currently in Phase 1 and Phase 2 clinical development, respectively. Gene editing treatments that are in preclinical development are also being pursued by Vertex Pharmaceuticals, Inc., or Vertex, and Sarepta. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD, including Edgewise Therapeutics, Inc. with EDG-5506, a muscle stabilizer that is currently in clinical development and Italfarmaco S.p.A., with Duvyzat, an oral histone deacetylase, or HDAC inhibitor, that reduces fibrosis in patients with DMD and was approved by the FDA in March of 2024 for the treatment of DMD in patients six years of age and older, and has been recommended for conditional marketing authorization in the EU.

For DM1, there are currently no approved therapies to treat the underlying cause of the disease. Pipeline candidates currently in development to treat DM1 include several approaches that target DMPK RNA. These include AOC 1001, an antibody linked siRNA in Phase 3 clinical development by Avidity Biosciences, Inc., or Avidity; DYNE-101, an antibody conjugated antisense oligonucleotide in Phase 2 clinical development by Dyne; VX-670, a peptide conjugated PMO in Phase 2 by Entrada Therapeutics, Inc., or Entrada, and Vertex; and ARO-DM1, a conjugated siRNA in Phase 1/2 clinical development by Arrowhead Pharmaceuticals, Inc., or Arrowhead, and Sarepta. There are additional approaches under development such as ATX-01, a microRNA that modulates expression of MBNL1 by Arthex Biotech S.L., that is in Phase 1 clinical development. Another small molecule, tideglusib, which is a GSK3-ß inhibitor is in clinical development by AMO for the congenital phenotype of DM1.

Several gene editing and gene delivery treatments are in discovery or preclinical development by Vertex, Astellas Pharma Inc. and Kate Therapeutics Inc. (recently acquired by Novartis). In addition, Design is developing an approach to prevent formation of CUG hairpins; and Expansion Therapeutics, Inc. and Arrakis Therapeutics are developing an approach utilizing the interaction of small molecules with RNA in preclinical development.

We will also compete more generally with other companies developing alternative scientific and technological approaches, including other companies working to develop conjugates with oligonucleotides for extra-hepatic delivery, including Alnylam Pharmaceuticals, Inc., Aro Biotherapeutics Co., Arrowhead, Avidity, Dicerna Pharmaceuticals, Inc. (acquired by Novo Nordisk), Dyne, Entrada, Ionis Pharmaceuticals, Inc., PYC Therapeutics Limited and Sarepta, as well as gene therapy and gene editing approaches.

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

The estimates of market opportunity and forecasts of market growth included in this 10-Q, if any, may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business may not grow at similar rates, or at all.

Market opportunity estimates and growth forecasts included in this 10-Q, if any, are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. The estimates and forecasts included in this 10-Q relating to size and expected growth of our target market, if any, may prove to be inaccurate. Even if the markets in which we compete meet any size estimates and/or growth forecasts included in this 10-Q, our business may not grow at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.

The pricing and third-party payor coverage and reimbursement status of newly approved products are uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our future product candidates, if approved, could limit our ability to market those products and decrease our ability to generate product revenue.

In the U.S. and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. For more information, see “Business – Healthcare Regulation – Coverage and Reimbursement” in our Annual Report on Form 10-K filed with the SEC for the year-ended December 31, 2024.

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

Our success depends in large part on our and our licensors’ ability to obtain and maintain patent and other intellectual property protection in the U.S. and other jurisdictions. We and our licensors have sought, and will seek, to protect our proprietary position by filing additional patent applications in the U.S. and abroad related to certain technologies and our platform that are important to our business. However, our patent portfolio is at a somewhat early stage; there are four issued patents (one of which is a European patent validated in five countries), which we in-licensed from Oxford University Innovation Limited, or OUI, and the Medical Research Council of United Kingdom Research and Innovation, or MRC, and substantive examination of many of the currently pending patent applications we own or license has yet to begin. In addition, there can be no assurance as to whether or when our patent applications will issue as granted patents. Our ability to stop third parties from making, using, selling, marketing, offering to sell, importing and commercializing our product candidates and our technology is dependent upon the extent to which we have rights under valid and enforceable patents and other intellectual property that cover our platform and technology. If we are unable to secure, maintain, defend and enforce patents and other intellectual property with respect to our product candidates and our technology, it would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We expect to expand our headcount over time to support our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of March 31, 2025, we had 79 full-time employees. As our development progresses, we expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs and, if any product candidate receives marketing approval, sales, marketing, distribution and coverage and reimbursement capabilities. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, and continue to recruit and train additional qualified personnel and may need to expand our facilities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Recently there have been significant changes to U.S. trade policies, sanctions, legislation, treaties and tariffs, including, but not limited to, trade policies and tariffs affecting products from outside of the U.S. For example, in early 2025, the U.S. imposed blanket 10% tariffs on virtually all imports to the U.S. and significantly higher tariffs applicable to imports from many countries, plus tariffs on specific goods of between 7.5% and 100%, which have resulted in other countries imposing additional tariffs on imports from the U.S., and actions by the U.S. are likely to continue to result in retaliatory responses. On April 9, 2025, the U.S. announced a temporary pause on its tariffs applicable to many countries but has stated that it might continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. President Trump also has said that he was considering tariffs of 25% or more on pharmaceutical and other products. He indicated that such tariff rates might increase substantially over the course of the year to allow manufacturers a phase-in period to allow potential on-shoring of manufacturing. It is unclear at this time whether and to what extent such tariffs will take place, or how affected countries may react. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any further trade restrictions, retaliatory trade measures and additional tariffs could result in higher input costs to our investigational candidates. We may not be able to fully mitigate the impact of these increased costs, which could adversely impact our business. While tariffs and other trade measures imposed by other countries on U.S. goods have not yet had a significant impact on our business or results of operations, we cannot predict further developments, and such existing or future tariffs could have a material adverse effect on our results of operations, financial position and cash flows.

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

The effects of a future pandemic, epidemic or outbreak of an infectious or highly contagious disease, may materially and adversely affect our business and financial results and could cause a disruption in the development of our product candidates.

Public health crises such as pandemics, such as the COVID-19 pandemic or similar outbreaks, could adversely impact our business. For example, in connection with COVID-19, we and our CDMOs and CROs in the past experienced a reduction in the capacity to undertake research-scale production and to execute some preclinical studies, and we may face future similar disruptions that affect our ability to initiate and complete preclinical studies or clinical trials. We may also encounter disruptions in procuring items that are essential for our research and development activities, such as raw materials used in the manufacture of any product candidates, laboratory supplies used in our preclinical and clinical studies, or animals that are used for preclinical testing for which there are or may be shortages because of efforts to address a future health pandemic. The ultimate extent to which a future outbreak of highly infectious or contagious diseases, impacts our operations or those of our third-party partners, including our preclinical studies or clinical trial operations, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of an outbreak, actions taken to contain an outbreak or mitigate its impact, and the direct and indirect economic effects of an outbreak and containment measures, among other developments.

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

The stock market in general, and the market for smaller biopharmaceutical companies in particular, have experienced extreme price volatility and volume fluctuations that have often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid for it. The market price for our common stock has also been volatile and fluctuated substantially, and it may be influenced by many factors, including:

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the 2008 global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn resulting from the effects tariffs recently imposed by the United States, which have resulted in other countries imposing additional tariffs on imports from the U.S., including substantial tariffs on imports from the U.S. announced by China, and are likely to continue to result in more retaliatory tariffs and a reduction in global trade could result in a variety of risks to our business, including weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. In addition, the current military conflict between Russia and Ukraine, armed conflict in Israel and the Gaza Strip and military action in other parts of the Middle East could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, import/export controls or other actions that have been or may be initiated by nations, including the U.S. or the EU, including previously pending legislative proposals in the U.S. relating to China and certain biotechnology companies of concern, or actions taken by Russia (e.g., potential cyberattacks, disruption of energy flows, etc.) could adversely affect our business and/or our supply chain, our CROs, CDMOs and other third parties with which we conduct business. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could impair our ability to achieve our growth strategy, could harm our financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that our current or future service providers, manufacturers or other collaborators may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. We cannot anticipate all of the ways in which the current economic climate, including increasing interest rates and high inflation, and financial market conditions could adversely impact our business.

Our executive officers, directors and principal shareholders, if they choose to act together, will continue to have the ability to significantly influence all matters submitted to stockholders for approval.

Based upon our common stock outstanding as of March 31, 2025, our executive officers, directors, greater than five percent shareholders and their affiliates beneficially own approximately 73.9% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, even though some of these persons or entities may have interests that are different than those of yours. For example, these stockholders, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of substantially all of our assets.

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

Pursuant to Section 404, we were required to furnish a report by our management on our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ended December 31, 2024. However, while we remain an EGC or a smaller reporting company with less than $100 million in annual revenue, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, engaging outside consultants and adopting a detailed work plan to assess and document the adequacy of internal control over financial reporting, continuing steps to improve control processes as appropriate, validating through testing that controls are functioning as documented and implementing a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, particularly if such material weakness results in the necessity of a restatement of our historical financial statements.

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

As a company that carries out extensive research and development activities, we sought to benefit from the U.K. research and development tax relief programs, being the Small and Medium-sized Enterprises R&D tax relief program, or SME Program, and, to the extent that our projects are grant funded or relate to work subcontracted to the company by third parties, the Research and Development Expenditure Credit program, or RDEC Program. Under the SME Program, we may be able to surrender the trading losses that arise from our qualifying research and development activities for a cash rebate of approximately 33.4% of the surrenderable losses. The majority of our research and development activities during 2021 were eligible for inclusion within these tax credit cash rebate claims. We may not be able to continue to claim payable research and development tax credits in the future if we cease to qualify as an SME, based on size criteria concerning employee headcount, turnover and gross assets or if we no longer conduct qualifying research and development activities through our wholly-owned subsidiary PepGen Limited. The U.K. Finance Act of 2021 introduced a cap on payable credit claims under the SME Program in excess of £20,000 with effect from April 2021 by reference to, broadly, three times the total PAYE and NICs liability of the company, subject to an exception which prevents the cap from applying. That exception requires the company to be creating, taking steps to create or managing intellectual property, as well as having qualifying research and development expenditure in respect of connected parties which does not exceed 15% of the total qualifying expenditure. If such exception does not apply, this could restrict the amount of credit that we are able to claim. For the three months ended March 31, 2025, our research and development tax credits from the U.K. government were not material as the intellectual property was transferred from our wholly-owned U.K. subsidiary, PepGen Limited, to the parent company, PepGen Inc. in January 2022.

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

Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the first quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

PEPGEN INC.

Date: May 8, 2025	By:	/s/ James McArthur
James McArthur
Chief Executive Officer

Date: May 8, 2025	By:	/s/ Noel Donnelly
Noel Donnelly
Chief Financial Officer