Form 10-Q
period 2025-06-30
PepGen Inc.
filed 2025-08-07
CIK 1835597

4

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025, the registrant had 32,799,724 of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Form 10-Q, contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management and which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Form 10-Q include, but are not limited to, statements about:

•
the initiation, timing, progress, results, and cost of our research and development programs and our current and future preclinical studies and clinical trials, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, and the period during which the results of our clinical trials will become available;
•
our ability to continue as a going concern and our ability to raise capital in the near term in order to maintain our operations;
•
our ability to efficiently develop our existing product candidate and discover new product candidates;
•
our ability to successfully manufacture our investigational drug substances and drug product for preclinical use, for clinical trials and on a larger scale for commercial use, if our investigational drug candidate or any new product candidates are approved;
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
•
the impact of laws and regulations;
•
the impact of current or future litigation;
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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions, and are subject to change due to known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk Factors” and elsewhere in this Form 10-Q. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. You should read this Form 10-Q and the documents that we reference in this Form 10-Q and have filed with the U.S. Securities and Exchange Commission, or the SEC, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

The forward-looking statements in this Form 10-Q represent our views as of the date of this Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Form 10-Q.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain.

This Form 10-Q also contains estimates, projections and other information concerning our industry, our business and the markets for our programs and product candidates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from our own internal estimates and research as well as from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. While we are not aware of any misstatements regarding any third-party information presented in this Form 10-Q, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties and are subject to change based on various factors, including those discussed under the section titled “Risk Factors” and elsewhere in this Form 10-Q.

TRADEMARKS

This Form 10-Q contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

SUMMARY OF MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

•
We have incurred significant losses since our inception, have no products approved for sale and we expect to incur losses for the foreseeable future.
•
There is substantial doubt about our ability to continue as a going concern and we will need to raise substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, scale back, or discontinue our product development programs or future commercialization efforts.
•
We are early in our development efforts. We have only completed a Phase 1 clinical trial and initiated Phase 2 clinical trials for our first product candidate, as well as initiated an additional Phase 1 clinical trial and more recently, a Phase 2 clinical trial of a second product candidate, and as a result it will be years before we commercialize a product candidate, if ever. In May 2025, we announced that we are voluntarily discontinuing development activities on one of our product candidates. If we are unable to advance our remaining clinical stage product candidate through clinical trials, obtain marketing approval and ultimately commercialize it, or experience significant delays in doing so, our business will be materially harmed.
•
Our business is highly dependent on the clinical advancement of our programs and modalities and, following cessation of our program for PGN-EDO51, is especially dependent on the success of our remaining clinical stage product candidate in clinical development, PGN-EDODM1. Delay or failure to advance programs or modalities, in particular PGN-EDODM1, including as a result of a clinical hold or other regulatory action, or a voluntary pause or program termination, could adversely impact our business.
•
Preclinical and clinical development involves a lengthy and expensive process with an uncertain outcome, and the results of preclinical and clinical studies, including studies of PGN-EDO51, PGN-EDODM1 and other research candidates, are not necessarily predictive of the results of later preclinical studies and any clinical trials of our product candidates. PGN-EDO51 results in clinical trials in patients did not support further development by PepGen and our remaining product candidate, PGN-EDODM1, and research candidates may not have favorable results in clinical trials, if any, or receive regulatory approval on a timely basis, if at all.
•
Substantial delays in the commencement, enrollment or completion of our clinical trials and advancement of our clinical trials, including as a result of clinical hold or other regulatory action, or a voluntary pause or program termination, or failure to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities, could prevent us from commercializing product candidates we determine to develop on a timely basis, if at all.
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

The summary risk factors described above should be read together with the text of the full risk factors below in the section titled “Risk Factors” in Part II, Item 1.A. and the other information set forth in this Form 10-Q, as well as in other documents that we file with the SEC. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PEPGEN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	June 30, 2025 (unaudited)	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$35,072	$49,421
Marketable securities	39,581	70,770
Prepaid expenses and other current assets	2,833	3,570
Total current assets	$77,486	$123,761
Property and equipment, net	$2,489	3,716
Operating lease right-of-use asset	20,293	21,432
Restricted cash	1,548	1,548
Other assets	426	426
Total assets	$102,242	$150,883
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$856	$1,752
Accrued expenses	12,364	11,850
Operating lease liability	3,140	3,094
Total current liabilities	$16,360	$16,696
Operating lease liability, net of current portion	14,724	15,567
Total liabilities	$31,084	$32,263
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock	$—	$—
Common stock	3	3
Additional paid-in capital	395,950	390,057
Accumulated other comprehensive (loss) income	(43)	23
Accumulated deficit	(324,752)	(271,463)
Total stockholders’ equity	$71,158	$118,620
Total liabilities and stockholders’ equity	$102,242	$150,883

See accompanying notes to unaudited condensed consolidated financial statements.

PEPGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$18,391	$25,063	$43,769	$39,795
General and administrative	5,541	5,362	11,484	10,428
Total operating expenses	$23,932	$30,425	$55,253	$50,223
Operating loss	$(23,932)	$(30,425)	$(55,253)	$(50,223)
Other income (expense):
Interest income	842	2,121	1,964	3,856
Other income (expense), net	3	(31)	—	12
Total other income, net	845	2,090	1,964	3,868
Net loss before income tax	$(23,087)	$(28,335)	$(53,289)	$(46,355)
Income tax expense	—	—	—	—
Net loss	$(23,087)	$(28,335)	$(53,289)	$(46,355)
Net loss per share, basic and diluted	$(0.70)	$(0.87)	$(1.63)	$(1.52)
Weighted-average common shares outstanding, basic and diluted	32,748,646	32,469,187	32,711,887	30,562,794
Other comprehensive loss:
Cumulative translation adjustment arising during the period	$—	$(1)	$(1)	$(52)
Unrealized loss on marketable securities	(21)	(37)	(65)	(57)
Comprehensive loss	$(23,108)	$(28,373)	$(53,355)	$(46,464)

See accompanying notes to unaudited condensed consolidated financial statements.

PEPGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive (Loss)	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2024	32,619,663	$3	$390,057	$23	$(271,463)	$118,620
Vesting of restricted stock units	101,280	—	—	—	—	—
Stock-based compensation expense	—	—	3,432	—	—	3,432
Unrealized loss on marketable securities	—	—	—	(44)	—	(44)
Cumulative translation adjustment arising during the period	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(30,202)	(30,202)
Balance as of March 31, 2025	32,720,943	3	393,489	(22)	(301,665)	91,805
Issuance of stock under the employee stock purchase plan	78,781	—	98	—	—	98
Stock-based compensation expense	—	—	2,363	—	—	2,363
Unrealized loss on marketable securities	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	(23,087)	(23,087)
Balance as of June 30, 2025	32,799,724	$3	$395,950	$(43)	$(324,752)	$71,158

Balance as of December 31, 2023	23,823,241	$2	$289,867	$34	$(181,482)	108,421
Issuance of stock in public offering, net of underwriters' fees and issuance costs of $3,730	7,530,000	1	76,351	—	—	76,352
Issuance of common stock from At-the-Market Sales Agreement, net of underwriters' fees of $100	1,000,000	—	9,900	—	—	9,900
Exercise of stock options	36,194	—	395	—	—	395
Stock-based compensation expense	—	—	2,022	—	—	2,022
Unrealized loss on marketable securities	—	—	—	(20)	—	(20)
Cumulative translation adjustment arising during the period	—	—	—	(51)	—	(51)
Net loss	—	—	—	—	(18,020)	(18,020)
Balance as of March 31, 2024	32,389,435	3	378,535	(37)	(199,502)	178,999
Exercise of stock options	128,354	—	1,403	—	—	1,403
Issuance of stock under the employee stock purchase plan	32,614	—	149	—	—	149
Stock-based compensation expense	—	—	2,862	—	-	2,862
Unrealized loss on marketable securities	—	—	—	(37)	-	(37)
Cumulative translation adjustment arising during the period	—	—	—	(1)	-	(1)
Net loss	—	—	—	-	(28,335)	(28,335)
Balance as of June 30, 2024	32,550,403	$3	$382,949	$(75)	$(227,837)	$155,040

See accompanying notes to unaudited condensed consolidated financial statements.

PEPGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(53,289)	$(46,355)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	722	746
Stock-based compensation expense	5,795	4,884
Amortization and interest accretion related to operating lease	1,874	1,874
Accretion of discounts on marketable securities, net	(1,150)	(1,692)
Impairment of long-lived assets	701	—
Other non-cash adjustments	—	20
Changes in operating assets and liabilities:
Prepaids and other current and non-current assets	737	(1,201)
Accounts payable	(885)	6,590
Accrued expenses and other non-current liabilities	496	(2,263)
Operating lease liabilities, current and non-current	(1,532)	(1,488)
Net cash used in operating activities	$(46,531)	$(38,885)
Cash flows from investing activities:
Purchases of property and equipment	(168)	(84)
Purchases of marketable securities	(6,726)	(93,952)
Maturities of marketable securities	39,000	30,000
Net cash provided by (used in) investing activities	32,106	(64,036)
Cash flows from financing activities:
Issuance of common stock in public offering, net of underwriters' fees	—	76,878
Payment of offering costs	—	(431)
Issuance of common stock from At-the-Market Sales Agreement, net of underwriters' fees	—	9,900
Proceeds from employee equity plans	98	1,947
Net cash provided by financing activities	$98	$88,294
Effect of exchange rate changes on cash	(22)	(62)
Net decrease in cash, cash equivalents and restricted cash	$(14,349)	$(14,689)
Cash, cash equivalents and restricted cash at beginning of period	50,969	82,322
Cash, cash equivalents and restricted cash at end of period	$36,620	$67,633
Components of cash, cash equivalents and restricted cash
Cash and cash equivalents	$35,072	$66,085
Restricted cash	1,548	1,548
Total cash, cash equivalents and restricted cash at end of period	$36,620	$67,633
Supplemental noncash investing and financing activities
Property and equipment included in accounts payable and accrued expenses	$27	$155
Deferred offering costs in accounts payable and accrued expenses	—	62
Cash paid for taxes	86	71

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

Shelf Registration Statements

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

Going Concern

Management has assessed the Company’s ability to continue as a going concern in accordance with the requirements of Accounting Standards Codification, or ASC, 205-40, Going Concern, taking into consideration its recurring losses and cash outflows from operations incurred since inception, expectation of continuing operating losses and cash outflows for the foreseeable future and the need to raise additional capital to finance future operations. To date, the Company has funded operations primarily through both private and public equity financings. Since inception, the Company has not generated any revenue from product sales or other sources and has incurred significant operating losses and negative cash flows from operations. The Company’s primary uses of cash, cash equivalents, and marketable securities to date have been funding research and development activities, business planning, establishing and maintaining the Company’s intellectual property portfolio, hiring personnel, leasing premises and associated capital expenditures, raising capital, and providing general and administrative support for these operations.

As of June 30, 2025, the Company had an accumulated deficit of $324.8 million. As of June 30, 2025, the Company had cash, cash equivalents, and marketable securities of $74.7 million. Based on management's current operating plan, the Company expects that its existing cash and cash equivalents will fund its operations into the second quarter of 2026 but will not be sufficient to fund operations for a period of one year from the date that these interim condensed consolidated financial statements are issued. The interim condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. The accompanying interim condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

The Company expects to continue to generate operating losses in the foreseeable future. The Company is evaluating strategies to obtain additional funding through private or public equity financings, debt financings, collaborations, strategic transactions and/or licensing arrangements to remain in operation. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other strategic transactions on acceptable terms, or at all. Additionally, the terms of any financing or strategic transaction may adversely affect the holdings or the rights of the Company's stockholders. There can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. If the Company is unable to obtain funding, the Company will be forced to incur restructuring costs, and the Company may be unable to continue some or all of its operations. Management’s belief with respect to the Company's ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional funding sooner than would otherwise be expected. Based on these factors, as of August 7, 2025, the issuance date of the interim condensed consolidated financial statements for the quarter ended June 30, 2025, the Company has concluded that substantial doubt exists about its ability to continue as a going concern for a period of one year from the date that these interim condensed consolidated financial statements are issued.

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

The condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of June 30, 2025, and results of operations for the interim periods ended June 30, 2025 and June 30, 2024.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, or ASU 2023-09, to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption and retrospective application is permitted. The Company adopted ASU 2023-09 on January 1, 2025 which did not have a material effect on the consolidated financial statements and related disclosures.

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

3. Fair Value Measurements

The following tables present information about the Company’s financial assets that have been measured at fair value as of June 30, 2025 and December 31, 2024, and indicate the fair value of the hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

The following tables set forth marketable securities as of June 30, 2025 and December 31, 2024 (in thousands):

	As of June 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
U.S. Treasury notes	39,602	7	(28)	39,581
Total	$39,602	$7	$(28)	$39,581

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
U.S. Treasury notes	70,731	61	(22)	70,770
Total	$70,731	$61	$(22)	$70,770

The following tables set forth the fair value of the Company’s financial assets measured at fair value on a recurring basis and indicate the level within the fair value hierarchy utilized to determine such values as of June 30, 2025 and December 31, 2024 (in thousands):

	As of June 30, 2025
	Total	Level 1	Level 2	Level 3
Cash Equivalents:
U.S. Treasury-backed money market funds	$32,847	$32,847	$—	$—
Marketable Securities:
U.S. Treasury notes	39,581	39,581	—	—
Total	$72,428	$72,428	$—	$—

	As of December 31, 2024
	Total	Level 1	Level 2	Level 3
Cash Equivalents:
U.S. Treasury-backed money market funds	$45,570	$45,570	$—	$—
Marketable Securities:
U.S. Treasury notes	70,770	70,770	—	—
Total	$116,340	$116,340	$—	$—

Money market funds are highly liquid investments that are valued based on quoted market prices in active markets, which represent a Level 1 measurement within the fair value hierarchy. These money market funds are classified on the unaudited condensed consolidated balance sheet under cash and cash equivalents.

The following table summarizes the scheduled maturity for the Company's marketable securities for the period presented (in thousands):

June 30, 2025
Maturing in one year or less	$39,581
Maturing after one year through two years	—
Maturing after two years	—
Total	$39,581

4. Property and Equipment, Net

The cost and accumulated depreciation of property and equipment were as follows (in thousands):

	June 30, 2025	December 31, 2024
Lab equipment	$4,021	$5,110
Computer and office equipment	1,702	1,556
Construction in process	1	96
Total property and equipment	5,724	6,762
Less: accumulated depreciation	(3,235)	(3,046)
Total property and equipment, net	$2,489	$3,716

Depreciation expense was $0.3 million and $0.4 million for the three months ended June 30, 2025 and June 30, 2024, respectively. Depreciation expense was $0.7 million for each of the six months ended June 30, 2025 and June 30, 2024.

During the second quarter of 2025, the Company also took $0.7 million in non-cash charges to research and development and general and administrative expense, associated with the impairment of unused lab equipment and computer and office equipment.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Research and development expenses	$8,901	$6,903
Employee-related expenses	2,423	3,617
Professional services	915	1,138
Other	125	192
Total accrued expenses	$12,364	$11,850

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

The Company could be required to make milestone payments to the Licensors upon achievement of certain patent and commercial milestones related to the patents and commercialization of certain of the Company’s product candidates. The aggregate potential milestone payments are $0.1 million. In 2024, the Company paid OUI the patent procurement milestone of £10,000, adjusted per the retail price index under the terms of the License Agreement. The Company also agreed to pay the Licensors low single digit royalties on net sales of any licensed products that are commercialized by the Company in excess of a threshold amount between £20 million and £30 million ($27.4 million and $41.2 million as of June 30, 2025), subject to certain adjustments. The term of the License Agreement continues until the later of (i) the date on which all the patents and patent applications covered thereunder have been abandoned or allowed to lapse or expired or been rejected or revoked or (ii) 20 years from the date of the original license agreement.

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

Pursuant to the terms of Dr. Ashton's employment agreement with OSE, he was obligated to transfer any cash compensation from the Company to OSE. Fees paid in cash for Dr. Ashton's service on the Company's board of directors were paid directly to OSE and were included within general and administrative expense on the unaudited condensed consolidated statement of operations. The Company paid $11,875 for the three months ended June 30, 2024 and $23,750 for the six months ended June 30, 2024 to OSE as compensation for Dr. Ashton's service on the board of directors prior to his resignation from the Board on September 30, 2024. No cash compensation was paid to OSE in the three or six months ended June 30, 2025.

As of June 30, 2025, OSE owned 14.5% of the Company’s outstanding common stock.

RA Capital Management, L.P.

Entities affiliated with RA Capital Management, L.P., or RA Capital, purchased common stock in the Company’s IPO in May 2022 and the Company’s Follow-on Offering in February 2024. As of June 30, 2025, entities affiliated with RA Capital owned 32.6% of the Company’s outstanding common stock.

Two members of the Company’s board of directors, Dr. Joshua Resnick and Habib Dable, are affiliated with RA Capital. Pursuant to the governing legal documents of RA Capital, Dr. Resnick is obligated to transfer any cash compensation from the Company to RA Capital. Fees paid in cash for Dr. Resnick's service on the Company's board of directors were paid directly to RA Capital and are included within general and administrative expense on the unaudited condensed consolidated statement of operations. The Company paid $12,000 and $10,750 for the three months ended June 30, 2025 and 2024, respectively, and $24,000 and $21,500 for the six months ended June 30, 2025 and 2024, respectively to RA Capital for Dr. Resnick’s service on the board of directors.

7. Commitments and Contingencies

Legal proceedings

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated.

On June 9, 2025, a putative shareholder class action captioned Johnny Karam v. PepGen Inc., et al. was filed in the United States District Court for the Eastern District of New York, naming the Company and the Company’s Chief Executive Officer and Chief Financial Officer as defendants. The lawsuit was filed by a stockholder who claims to be suing on behalf of anyone who purchased or otherwise acquired the Company’s securities between March 7, 2024 and March 3, 2025. The lawsuit alleges that material misrepresentations and/or omissions of material fact were made in the Company’s public disclosures in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The alleged improper disclosures relate primarily to statements regarding PGN-EDO51. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. The Company believes that the allegations contained in the complaint are without merit and intends to defend the case vigorously. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense costs, diversion of management resources and other factors. The Company has not recorded an estimate of the possible loss associated with this legal proceeding due to the uncertainties related to both the likelihood and the amount of any possible loss or range of loss.

The Company is not party to any other litigation and does not have contingency reserves established for any litigation liabilities.

Other

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, the Company agrees to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third-party with respect to the Company’s products. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of June 30, 2025. The Company does not anticipate recognizing any significant losses relating to these arrangements. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements may be unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

8. Stockholders’ Equity

Under the Third Amended and Restated Certificate of Incorporation, dated May 10, 2022, as amended on June 20, 2024, as currently in effect, the Company has the authority to issue a total of 500,000,000 shares of common stock (par value of $0.0001 per share) and 10,000,000 shares of undesignated preferred stock (par value of $0.0001 per share). Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No cash dividends were declared by the board of directors during the six months ended June 30, 2025.

The Company has reserved shares of common stock for issuance, on an as-converted basis, as follows:

	June 30, 2025	December 31, 2024
Stock options issued and outstanding	6,623,482	5,845,039
Unvested restricted stock and performance stock units	272,957	101,280
Authorized for future stock awards or option grants under the 2022 Plan	1,141,750	657,167
Authorized for future stock awards or option grants under the Inducement Plan	797,184	702,184
Authorized for future issuance under the ESPP	645,413	397,998
Total	9,480,786	7,703,668

9. Stock-Based Compensation

Equity Plans

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

As of June 30, 2025, 1,141,750 shares remained available for grant under the 2022 Plan, 645,413 shares remained available for issuance under the ESPP and 797,184 shares remained available for issuance under the Inducement Plan.

Stock Option Activity

Stock option activity for the six months ended June 30, 2025, was as follows:

	Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2024	5,845,039	$11.92
Granted	1,752,874	$2.37
Exercised	—	$—
Canceled/Forfeited	(974,431)	$9.83
Outstanding as of June 30, 2025	6,623,482	$9.70

The weighted-average grant date fair value of options granted during the six months ended June 30, 2025 was $1.82 per share. The Company had 6,623,482 unvested stock options outstanding as of June 30, 2025. As of June 30, 2025, total unrecognized compensation cost related to stock options was $25.6 million. This amount is expected to be recognized over a weighted average period of approximately 2.47 years.

Restricted Stock Units

A restricted stock unit, or RSU, represents the right to receive one share of common stock upon vesting of the RSU. In February 2024, the Company granted employees a one-time RSU award that vested in full on the one-year anniversary of the grant date, provided that the employee remained employed with the Company through the date of vesting. Certain employees, including employees who are executive officers of the Company, received a one-time RSU award that vests upon the achievement of certain performance-based clinical development milestones, or PSUs, provided that the employee remains employed with the Company through the date of vesting. Such awards could not vest in less than one year, regardless of when the performance milestone was achieved. This milestone was achieved and all PSUs vested on February 24, 2025. During the six months ended June 30, 2025 the Company recognized $0.3 million in expense associated with the achievement of the performance milestone.

Beginning in 2025, the Company introduced RSU grants with service conditions that vest 25% on the first anniversary of the grant date, and the remainder ratably in equal annual installments over the remaining three years, provided the employee remains employed by the Company through the vesting dates. No PSUs remain outstanding as of June 30, 2025. As of June 30, 2025, there are no RSUs with performance-based vesting conditions outstanding. A summary of the Company’s RSU and PSU activity and related information for the six months ended June 30, 2025 is as follows:

	Time-based RSUs	PSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2024	72,725	28,555	$10.64
Granted	333,690	—	2.73
Vested	(72,725)	(28,555)	10.64
Forfeited	(60,733)	—	2.81
Issued and unvested as of June 30, 2025	272,957	—	$2.71

The weighted average grant date fair value of the time-based RSUs granted during the six months ended June 30, 2025 was $2.73. As of June 30, 2025, there was $0.8 million of unrecognized compensation costs related to unvested time-based RSUs, which are expected to be recognized over a weighted-average period of 3.68 years.

Stock-Based Compensation Expense

Stock-based compensation expense associated with stock options, RSUs, PSUs, and the Company’s ESPP included in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$923	$1,269	$2,519	$2,014
General and administrative	1,440	1,593	3,276	2,870
Total stock-based compensation expense	$2,363	$2,862	$5,795	$4,884

10. Income Taxes

The Company recorded income tax expense of nil for the three and six months ended June 30, 2025 and 2024.

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

Segment reporting is prepared on the same basis that the chief executive officer, who is the Company’s chief operating decision maker and manages the business, makes business decisions and assesses performance. The Company has one reportable segment and regularly reviews operating expenses and net loss on a consolidated basis. The Company operates in one location in Boston, Massachusetts focused on advancing oligonucleotide therapeutics with the goal of transforming the treatment of severe neuromuscular and neurologic diseases. The Company tracks external operating expenses on a program-by-program basis. Net loss is comprised of expenses related to our two lead product candidates, one of which was discontinued in May 2025, and other personnel, facility, and general and administrative costs. Operating expenses and net loss are the basis the chief operating decision maker uses for the purpose of deciding how to allocate resources, specifically on a program basis as presented below.

The chief operating decision maker uses operating expenses and net loss to evaluate progress on research and development activities on the Company's two lead product candidates, one of which was discontinued in May 2025, as well as when making strategic decisions regarding the Company's research and development efforts. Operating expenses and loss are also used to monitor budget versus actual results.

The following table outlines the Company’s functional operating expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and Development Expenses
PGN-EDODM1 direct research and development expenses	$4,688	$6,755	$16,396	$10,848
PGN-EDO51 direct research and development expenses	4,582	9,585	7,998	12,444
Platform and external research and development expenses	65	486	435	917
Personnel-related (including stock-based compensation)	5,841	5,887	13,312	10,795
Facility and related expenses	1,318	1,415	2,581	2,948
Other research and development expenses	1,897	935	3,047	1,843
Total research and development expense	18,391	25,063	43,769	39,795
General and Administrative Expenses
Personnel-related (including stock-based compensation)	3,087	3,148	6,682	5,934
Facility and related expenses	536	492	992	984
Other general and administrative expenses	1,918	1,722	3,810	3,510
Total general and administrative expense	5,541	5,362	11,484	10,428
Loss from operations	(23,932)	(30,425)	(55,253)	(50,223)
Other income (expense):
Interest income	842	2,121	1,964	3,856
Other income (expense), net	3	(31)	—	12
Total other income (expense), net	845	2,090	1,964	3,868
Income tax expense	—	—	—	—
Net loss	$(23,087)	$(28,335)	$(53,289)	$(46,355)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes included elsewhere in this Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans, strategies, objectives, expectations and intentions for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Form 10-Q, our actual results could differ materially from the results described in or implied by these forward-looking statements. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”

Overview

PepGen Inc., also referred to as “PepGen,” “we,” “our” or “us”, is a clinical-stage biotechnology company advancing the next-generation of oligonucleotide therapies with the goal of transforming the treatment of severe neuromuscular and neurological diseases. Our proprietary Enhanced Delivery Oligonucleotide, or EDO, platform is founded on over a decade of research and development and leverages cell-penetrating peptides, or CPPs, to improve the uptake and activity of conjugated oligonucleotide therapeutics. Using these EDO peptides, our goal is to develop a research and development pipeline of oligonucleotide therapeutic candidates that are designed to target the root cause of serious diseases.

Business Update

On May 28, 2025, we announced that based on the levels of dystrophin protein measured in the 10 mg/kg cohort of the CONNECT1-EDO51 study investigating our candidate, PGN-EDO51, in Duchenne muscular dystrophy, or DMD, for patients amenable to exon 51 skipping, we have decided to voluntarily discontinue development of PGN-EDO51. Additionally, we intend to wind down all DMD-related research and development activities, including our research efforts relating to exons 44, 45 and 53.

Our clinical development program for PGN-EDO51 included a completed Phase 1 clinical trial in healthy volunteers, or HVs, and two parallel Phase 2 studies of PGN-EDO51 in DMD patients. The first study, CONNECT1-EDO51, or CONNECT1, was an open-label, multiple ascending dose, or MAD, study in boys and young men living with DMD amenable to exon 51 skipping conducted in Canada. The second Phase 2 study of PGN-EDO51, CONNECT2-EDO51, or CONNECT2, was a randomized, double-blind, placebo-controlled MAD study in boys and young men living with DMD amenable to exon 51 skipping. In early 2024, we received authorization from the Medicines and Healthcare products Regulatory Agency, or the MHRA, to initiate CONNECT2 in the United Kingdom, or U.K. In December 2024, we received a clinical hold notice from the U.S. Food and Drug Administration, or FDA, regarding our investigational new drug, or IND, application to initiate the CONNECT2 study in the U.S. In March 2025, we announced our voluntary decision to pause CONNECT2 until we could review results from the 10 mg/kg cohort in the CONNECT1 study.

In May 2025, we reported that in the 10 mg/kg cohort (n=4) of the CONNECT1 study, PGN-EDO51 increased exon 51 skipped transcripts to 4.26% (a mean increase of 3.5%); however, total dystrophin only increased to 0.59% of normal levels (a mean increase of 0.36%). The safety profile of PGN-EDO51 continued to be generally favorable and all treatment-related adverse events were mild in nature. No serious adverse events were reported in the study. Since PGN-EDO51 did not achieve target dystrophin levels in CONNECT1 trial, we made the decision to voluntarily discontinue development of our DMD programs.

We intend to focus on advancing our development efforts on our PGN-EDODM1 program for the treatment of myotonic dystrophy type 1, or DM1, to address the underlying cause of DM1, that has a high unmet need.

PGN-EDODM1

We are developing PGN-EDODM1 for the treatment of DM1 and are utilizing what we believe to be a unique mechanism of action and a different delivery approach compared to other approaches in more advanced stages of clinical development. We have conducted extensive preclinical studies of our product candidate, and these preclinical data form the basis of our clinical development plan for PGN-EDODM1.

Our clinical development program for PGN-EDODM1 includes two studies, FREEDOM-DM1, or FREEDOM, a multinational, randomized, double-blind, placebo-controlled Phase 1 single ascending dose, or SAD, study, and FREEDOM2-DM1, or FREEDOM2, a multinational, randomized, double blind, placebo-controlled Phase 2 MAD study. In the FREEDOM study, we are enrolling adult participants with DM1 in multiple geographies including the U.S., U.K. and Canada, to evaluate the safety and tolerability of PGN-EDODM1, as well as oligonucleotide muscle concentrations, splicing correction and functional outcome measures at day 28 and at week 16 following a single dose of PGN-EDODM1. On February 24, 2025, we reported initial data from the 5 mg/kg and 10 mg/kg dose cohorts in this study. PGN-EDODM1 was observed to have a favorable emerging safety profile and robust splicing correction in a dose-dependent manner in the 5 and 10 mg/kg dose cohorts.. Based on the positive splicing correction observed at the 5 and 10 mg/kg dose cohorts and the totality of the blinded safety data to date, we have decided to conclude dose escalation in the FREEDOM trial with the 15 mg/kg cohort. We have completed patient dosing in the 15 mg/kg cohort of the FREEDOM trial and expect to report safety, 28-day splicing and functional benefit data from the 15 mg/kg cohort in early fourth quarter of 2025.

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

We have also initiated research efforts for additional indications, including neuromuscular diseases and neurologic disorders and have several programs in early research.

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

We have incurred operating losses in each year since our inception. Our net losses were $53.3 million and $46.4 million for the six months ended June 30, 2025 and June 30, 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $324.8 million. As of June 30, 2025, we had cash, cash equivalents, and marketable securities of $74.7 million. Notwithstanding our recent decision to cease our research and development efforts in DMD, we expect our expenses and operating losses will continue as we conduct our ongoing preclinical studies and current and planned clinical trials of PGN-EDODM1, continue our research and development activities, utilize third parties to manufacture our product candidates and related raw materials, hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with an exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs. In addition, we have several development, regulatory and commercial milestone payment obligations under our licensing arrangements. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, current and planned clinical trials, manufacturing campaigns and our expenditures on other research and development activities.

Based on our current operating plan, we believe that our existing cash and cash equivalents as of June 30, 2025 will enable us to fund our development activities and other operations into the second quarter of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. We may be unable to raise additional funds or enter into such other arrangements when needed or on favorable terms, if at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies, including our research and development activities. If we are unable to raise capital, we will need to delay, reduce or terminate some or all planned activities to reduce costs.

As of August 7, 2025, the issuance date of the interim condensed consolidated financial statements for the three- and six-months ended June 30, 2025 included elsewhere in this Form 10-Q, based on our recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future and the need to raise additional capital to finance future operations, our management has concluded that there is substantial doubt about our ability to continue as a going concern for a period of one year from the date that such interim condensed consolidated financial statements are issued. See “Note 1 - Nature of Business and Basis of Presentation” to our interim condensed consolidated financial statements in this, and “Liquidity and Capital Resources” below, for additional information on our assessment.

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

The following table (in thousands) summarizes our research and development expenses for the three and six months ended June 30, 2025 and June 30, 2024. The direct external development program expenses reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Our internal resources, personnel and infrastructure are not directly tied to any one research or drug discovery program and are deployed across multiple programs. As such, we do not track internal expenses on a program-specific basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
External expenses:
PGN-EDODM1	$4,688	$6,755	$16,396	$10,848
PGN-EDO51	4,582	9,585	7,998	12,444
Other programs and unallocated expenses	65	486	435	917
Total external expense	9,335	16,826	24,829	24,209
Internal expenses:
Personnel-related (including stock-based compensation)	5,841	5,887	13,312	10,795
Facilities and related costs	1,318	1,415	2,581	2,948
Other	1,897	935	3,047	1,843
Total research and development expenses	$18,391	$25,063	$43,769	$39,795

We continue to conduct our ongoing Phase 1 and Phase 2 clinical trials of our investigational drug candidate, PGN-EDODM1. On May 28, 2025, we announced that we have decided to voluntarily discontinue development of PGN-EDO51 and will be winding down all DMD-related research and development activities. Research and development expenses for our lead program can be variable quarter-over-quarter due to the timing of manufacturing campaigns, which are accounted for under the percentage of completion method. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving marketing approval for our remaining clinical stage product candidate or any new product candidates we develop.

The timelines and costs associated with research and development activities are uncertain and can vary significantly for our product candidate and development program due to the inherently unpredictable nature of preclinical and clinical development. We recently announced our decision to focus our development efforts on PGN-EDODM1, and to cease development of our DMD-related programs, and may make further determinations as to which programs in our research and development pipeline to pursue and how much funding to direct to each program. We will need to raise substantial additional capital in the future.

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

Income Taxes

We have not recorded a U.S. provision for federal or state income taxes as we have no revenue and have incurred losses since inception. We did not record any tax liability as of June 30, 2025 or June 30, 2024.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and June 30, 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and June 30, 2024 (in thousands):

	Three Months Ended June 30,		Period-to-
	2025	2024	Period Change
Operating expenses:
Research and development	$18,391	$25,063	$(6,672)
General and administrative	5,541	5,362	179
Total operating expenses	$23,932	$30,425	$(6,493)
Operating loss	$(23,932)	$(30,425)	$6,493
Other income (expense), net:
Interest income	842	2,121	(1,279)
Other income (expense), net	3	(31)	34
Total other income (expense), net	845	2,090	$(1,245)
Net loss before income tax	$(23,087)	$(28,335)	$5,248
Income tax expense	—	—	—
Net loss	$(23,087)	$(28,335)	$5,248

Research and Development Expenses

Research and development expenses decreased by $6.7 million from $25.1 million for the three months ended June 30, 2024, to $18.4 million for the three months ended June 30, 2025. This was attributable to a $6.4 million decrease in manufacturing costs related to the timing of manufacturing campaigns, and a $1.3 million decrease in preclinical costs as our two lead programs had advanced into clinical trials, prior to the discontinuation of our DMD program in late May 2025. These decreases are partially offset by a $0.7 million increase in clinical trial expense driven by charges taken during the current quarter for estimated wind-down costs for the two clinical trials for PGN-EDO51. Additionally, there was a $0.7 million non-cash charge taken during the current year associated with the impairment of unused lab equipment. Personnel-related costs remained flat.

General and Administrative Expenses

General and administrative expenses increased by $0.2 million from $5.4 million for the three months ended June 30, 2024, to $5.6 million for the three months ended June 30, 2025. The increase was primarily driven by an increase of $0.2 million in consulting and legal expenses and an increase of $0.1 million in facility and office expenses. These increases were partially offset by a decrease in personnel-related costs of $0.1 million primarily due to a decrease in stock-based compensation expense.

Other Income (Expense), Net

Other income (expense), net was income of $0.8 million for the three months ended June 30, 2025 and $2.1 million for the three months ended June 30, 2024. Interest is earned through our cash deposits and U.S. Treasury-backed money market funds.

Income Tax Expense

Income tax expense was nil for the three months ended June 30, 2025 and June 30, 2024.

Comparison of the Six Months Ended June 30, 2025 and June 30, 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and June 30, 2024 (in thousands):

	Six Months Ended June 30,		Period-to-
	2025	2024	Period Change
Operating expenses:
Research and development	$43,769	$39,795	$3,974
General and administrative	11,484	10,428	1,056
Total operating expenses	$55,253	$50,223	$5,030
Operating loss	$(55,253)	$(50,223)	$(5,030)
Other income (expense), net:
Interest income	1,964	3,856	(1,892)
Other expense (income), net	—	12	(12)
Total other income (expense), net	$1,964	$3,868	$(1,904)
Net loss before income tax	$(53,289)	$(46,355)	$(6,934)
Income tax expense	—	—	—
Net loss	$(53,289)	$(46,355)	$(6,934)

Research and Development Expenses

Research and development expenses increased by $4.0 million from $39.8 million for the six months ended June 30, 2024, to $43.8 million for the six months ended June 30, 2025. This was attributable to a $1.4 million increase in manufacturing costs related to the timing of manufacturing campaigns, a $2.5 million increase in personnel-related costs, including an increase of $0.5 million in stock-based compensation expense, and a $1.8 million increase in clinical trial costs associated with the advancement of clinical development programs and charges taken during the current quarter for estimated wind-down costs for the two clinical trials for PGN-EDO51. There was also a $0.7 million increase in other research and development expenses related to the non-cash charge taken during the current year associated with the impairment of unused lab equipment and a $0.4 million increase in consulting expense. These increases were partially offset by decreased preclinical costs of $2.6 million during the period as our two lead programs had both advanced into clinical trials, prior to the discontinuation of our DMD program in late May 2025. Additionally, there was a $0.2 million decrease in facility and office related expenses.

General and Administrative Expenses

General and administrative expenses increased by $1.1 million from $10.4 million for the six months ended June 30, 2024, to $11.5 million for the six months ended June 30, 2025. The increase was primarily driven by an increase of $0.7 million in personnel-related costs, including $0.4 million in stock-based compensation expense. This increase was additionally driven by a $0.3 million increase in consulting and legal expenses.

Other Income (Expense), Net

Other income (expense), net was income of $2.0 million for the six months ended June 30, 2025 and $3.9 million for the six months ended June 30, 2024. Interest is earned through our cash deposits and U.S. Treasury-backed money market funds.

Income Tax Expense

Income tax expense was nil for the six months ended June 30, 2025 and June 30, 2024.

Liquidity and Capital Resources

Sources of Liquidity

From our inception in January 2018 through June 30, 2025, we have funded our operations primarily through the sale of our common stock and convertible preferred stock. We received aggregate gross proceeds of $163.9 million from these sales prior to our IPO. Additionally, in May 2022, we received gross proceeds from our IPO of $122.9 million.

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

Future Funding Requirements

As of June 30, 2025, we had cash, cash equivalents, and marketable securities of $74.7 million. We do not believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our currently planned operations for at least 12 months from the date of the filing of this Form 10-Q. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

Our future capital requirements will depend on many factors, including but not limited to:

•
the scope, progress, costs and results of preclinical and clinical development for PGN-EDODM1, any additional product candidates we may develop and any new indications we may pursue;
•
the scope, costs, timing and outcome of regulatory review of PGN-EDODM1, any additional product candidates we may develop and any new indications we may pursue;
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

Based on our current operating plan, we believe that our existing cash and cash equivalents as of June 30, 2025 will enable us to fund our development activities and other operations into the second quarter of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. We may be unable to raise additional funds or enter into such other arrangements when needed or on favorable terms, if at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies, including our research and development activities. If we are unable to raise capital, we will need to delay, reduce or terminate some or all planned activities to reduce costs.

We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Cash Flows

The following table sets forth a summary of the net cash flow activity for the six months ended June 30, 2025 and June 30, 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(46,531)	$(38,885)
Investing activities	32,106	(64,036)
Financing activities	98	88,294
Effect of exchange rate changes on cash	(22)	(62)
Net decrease in cash, cash equivalents and restricted cash	$(14,349)	$(14,689)

Operating Activities

For the six months ended June 30, 2025, net cash used in operating activities was $46.5 million resulting from our net loss of $53.3 million and changes in our operating assets and liabilities of $1.2 million, partially offset by non-cash adjustments of $7.9 million. The net changes in our operating assets and liabilities were primarily due to a decrease in operating lease liabilities of $1.5 million. The change was further driven by a decrease in accounts payable of $0.9 million, an increase in accrued expenses of $0.5 million and a decrease in prepaids and other current assets of $0.7 million. The non-cash adjustments included $5.8 million of stock-based compensation, $0.7 million of depreciation expense, $1.2 million of amortization of discounts on our marketable securities, and $1.9 million of amortization and interest accretion on our operating lease. Additionally, there was a non-cash adjustment of $0.7 million related to the impairment of unused lab equipment.

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

Investing Activities

For the six months ended June 30, 2025, net cash provided by investing activities was $32.1 million resulting from $39.0 million in maturities of marketable securities partially offset by $6.7 million in purchases of marketable securities and $0.2 million in purchases of property and equipment.

For the six months ended June 30, 2024, net cash used in investing activities was $64.0 million resulting from $94.0 million in purchases of marketable securities partially offset by $30.0 million in maturities and sales of marketable securities.

Financing Activities

For the six months ended June 30, 2025, net cash provided by financing activities was $0.1 million of proceeds from the purchase of shares under employee equity plans.

For the six months ended June 30, 2024, net cash provided by financing activities was $88.3 million resulting from $76.9 million in proceeds from the Follow-on Offering, $9.9 million in proceeds from sales under the Sales Agreement, and $1.9 million from proceeds from the purchase of shares under employee equity plans, partially offset by $0.4 million in the payment of deferred offering costs.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from those described in our financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of June 30, 2025, we had $74.7 million in cash, cash equivalents, and marketable securities, consisting of cash in a readily available checking account and U.S. treasury-backed money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term maturities of our investments, we believe a hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would not have had a material impact on our financial results.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and money market accounts. As of June 30, 2025, our cash and money market accounts were held by three financial institutions in the U.S. At times, our deposits held in the U.S. may exceed the respective insured limits of the Federal Depository Insurance Corporation and Financial Services Compensation Scheme.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be a party to litigation or subject to claims incident to the ordinary course of business. On June 9, 2025, a putative shareholder class action captioned Johnny Karam v. PepGen Inc., et al. was filed in the United States District Court for the Eastern District of New York, naming the Company and our Chief Executive Officer and Chief Financial Officer as defendants. The lawsuit was filed by a stockholder who claims to be suing on behalf of anyone who purchased or otherwise acquired our securities between March 7, 2024 and March 3, 2025. The lawsuit alleges that material misrepresentations and/or omissions of material fact were made in our public disclosures in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The alleged improper disclosures relate primarily to statements regarding PGN-EDO51. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. We believe that the allegations contained in the complaint are without merit and intend to defend the case vigorously. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense costs, diversion of management resources and other factors. We have not recorded an estimate of the possible loss associated with this legal proceeding due to the uncertainties related to both the likelihood and the amount of any possible loss or range of loss.

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

Since inception, we have incurred significant operating losses. Our net losses were $53.3 million and $46.4 million for the six months ended June 30, 2025 and June 30, 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $324.8 million. To date, we have financed our operations primarily with the proceeds raised from the sale of our convertible preferred stock in private placements and common stock in our IPO and our equity offerings in early 2024, described below. We have devoted substantially all of our financial resources and efforts to research and development activities, business planning, establishing and maintaining our intellectual property portfolio, acquiring and developing product and technology rights, hiring personnel, leasing premises and associated capital expenditures, raising capital, and providing general and administrative support for these operations. We are still in the early stages of development of our programs and have only advanced two product candidates into clinical development. We announced in May 2025 that we are focusing our efforts on the development of PGN-EDODM1 and were voluntarily discontinuing development of PGN-EDO51. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

•
continue to advance our PGN-EDODM1 program in DM1 through clinical development;
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

Even if we obtain regulatory approval of, and are successful in commercializing our product candidate, we will continue to incur substantial research and development and other costs to develop and market additional product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.

We have never generated revenue from product sales and may never achieve or maintain profitability.

While we have initiated a Phase 1 clinical trial for PGN-EDODM1 and more recently, a Phase 2 clinical trial for PGN-EDODM1, we expect that it will be many years, if ever, before we have a product candidate ready for commercialization. We also previously completed a Phase 1 and initiated two Phase 2 clinical trials for PGN-EDO51; however, following our evaluation of the results from the 10 mg/kg cohort in the CONNECT1 trial of PGN-EDO51 in May 2025, we voluntarily decided to discontinue development of PGN-EDO51 and announced our plans to cease all research and development in DMD. All of our other research programs are still in the research or preclinical stage of development, and their risk of failure is therefore particularly high. To become and remain profitable, we must succeed in developing, obtaining the necessary regulatory approvals for and eventually commercializing a product or products that generate significant revenue. The ability to achieve this success will require us to be effective in a range of challenging activities, including:

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

There is substantial doubt about our ability to continue as a going concern and we will need to raise substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, scale back or discontinue our product development programs or future commercialization efforts.

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we identify, continue the research and development of, continue preclinical testing and initiate clinical trials of, arrange for the manufacturing of, and potentially seek marketing approval for our product candidates that successfully complete clinical testing. To date, we have initiated a Phase 1 clinical trial for PGN-EDODM1, and more recently, a Phase 2 clinical trial for PGN-EDODM1. We previously completed a Phase 1 and initiated two Phase 2 clinical trials for PGN-EDO51. However, in May 2025, we voluntarily decided not to continue development of PGN-EDO51 following our evaluation of the results from our CONNECT1 Phase 2 clinical trial and announced our plans to cease all research and development in DMD. We expect to continue to incur expenses to wind down our DMD program through the end of 2025. If we obtain marketing approval for any product candidate, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed, on attractive terms or at all, we may be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of June 30, 2025, we had cash, cash equivalents, and marketable securities of $74.7 million. Prior to our IPO in May 2022, we raised aggregate gross proceeds of $133.5 million from the private placement of convertible preferred stock. We raised aggregate gross proceeds of $122.9 million from our IPO. Subsequent to our IPO, in February 2024 we received net proceeds from our ATM program and Follow-on Offering, after deducting underwriters' fees and costs of the offerings, of $86.3 million.

There is substantial doubt regarding our ability to continue as a going concern. We do not believe that our existing cash, cash equivalents, marketable securities will be sufficient to fund our currently planned operations for at least 12 months from the date of the filing of this Form 10-Q. Based on our current operating plan, we believe that our existing cash and cash equivalents as of June 30, 2025 will enable us to fund our development activities and other operations into the second quarter of 2026; however, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We will require significant additional funding to advance PGN-EDODM1 beyond the short term and sustain our operations. We may be unable to raise additional funds, on favorable terms, if at all. If we are unable to raise capital in the near term, we will need to delay, reduce or terminate some or all planned activities to reduce costs and we may be required to initiate steps to cease operations and settle our liabilities. The failure to obtain sufficient additional funds on commercially acceptable terms to fund our operations and satisfy our obligations to creditors may have a material adverse effect on our business, results of operations and financial condition and jeopardize our ability to continue operations in the near-term.

Our future capital requirements will depend on many factors, including:

•
the scope, progress, including continued momentum of enrollment in our FREEDOM2 trial, costs and results of preclinical and clinical development for PGN-EDODM1 and any additional product candidates we may develop or any new indications we may pursue;
•
the scope, costs, timing and outcome of regulatory review of PGN-EDODM1 and any additional product candidates we may develop or any new indications we may pursue;
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
•
the revenue, if any, received from commercial sales of our clinical stage product candidate if marketing approval is received;
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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our operations. We cannot be certain that additional funding will be available on acceptable terms, when needed or at all. We have no committed source of additional capital and, if we are unable to raise additional capital in sufficient amounts, when needed or on terms acceptable to us, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any product candidate, or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, and we may be required to initiate steps to cease operations, which could materially affect our business, financial condition and results of operations. We could be required to seek collaborators for product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We commenced operations in 2018, have no products approved for commercial sale and have not generated any revenue from product sales. To date, our operations have been limited to organizing and staffing our company, business planning, executing collaborations, raising capital, licensing, conducting research activities, conducting preclinical studies of our programs and clinical trials of our product candidates, filing and prosecuting patent applications and providing general and administrative support for these operations. We have initiated a Phase 1 clinical trial for PGN-EDODM1, and more recently, a Phase 2 clinical trial for PGN-EDODM1. We previously completed a Phase 1 and initiated two Phase 2 clinical trials for PGN-EDO51. However, in May 2025, we voluntarily decided not to continue development of PGN-EDO51 following our evaluation of the results from our CONNECT1 Phase 2 clinical trial and announced our plans to cease all research and development in DMD. All of our other research programs are still in the research or preclinical stage of development, and their risk of failure is high. We have not yet demonstrated our ability to successfully complete clinical trials consistently, obtain marketing approvals, manufacture product on a commercial scale or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

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

Risks Related to Discovery, Development, Preclinical and Clinical Testing

We are early in our development efforts. We have only completed a Phase 1 clinical trial for PGN-EDO51, which we have discontinued developing, and initiated additional early-stage clinical trials, and as a result it will be years before we commercialize a product candidate, if ever. If we are unable to advance our product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts and have invested our research efforts to date in developing our EDO platform. We have a portfolio of research programs, and until May 2025, we had two product candidates in clinical trials —PGN-EDODM1 for DM1 and PGN-EDO51 for DMD. We have initiated a Phase 1 clinical trial, designated FREEDOM, for our second product candidate, PGN-EDODM1, and began dosing participants in December 2023. On February 24, 2025, we reported initial single-dose data for each of the first two cohorts (5 and 10 mg/kg) in the Phase 1 FREEDOM study. Based on the positive splicing correction observed at the 5 and 10 mg/kg dose cohorts and the totality of the blinded safety data to date, we have decided to conclude dose escalation in the FREEDOM trial with the 15 mg/kg cohort. We have also opened a Phase 2 clinical trial, FREEDOM2, in Canada and the U.K. In May 2025, we announced that based on the levels of dystrophin protein measured in the 10 mg/kg cohort of CONNECT1, we have decided to voluntarily discontinue development of our first product candidate, PGN-EDO51, and intend to wind down all DMD-related research and development activities, including our research efforts in exon 44, 45 and 53.

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

Our lead product candidate is currently in clinical-stage development, while our other product candidates are still in the research or preclinical stage of development and our approach to treating muscle disease is unproven. Our research programs may fail to identify potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates and our potential product candidates may be shown to have harmful side effects in preclinical in vitro experiments or in vivo animal model studies, or in future clinical studies. In addition, our potential product candidates may not show promising signals of therapeutic effect in such experiments or studies, as was the case with PGN-EDO51, or they may have other characteristics that may make the product candidates impractical to manufacture, unmarketable or unlikely to receive marketing approval. Further, because all of our development programs are based on our EDO platform, adverse developments with respect to one of our programs may have a significant adverse impact on the actual or perceived likelihood of success and value of our other programs. In addition, we may be negatively impacted by the decision of other companies to discontinue development of products using technology similar to our technology. For example, during 2024, Sarepta Therapeutics, Inc., or Sarepta, announced that it was discontinuing its SRP-5051 peptide-linked phosphorodiamidate morpholino, or PMO, development program, based on the risk-benefit of the program, including some patients experiencing hypomagnesemia even after treatment with SRP-5051 was discontinued, feedback from the FDA, and the evolving therapeutic landscape for DMD.

We have advanced two product candidates, PGN-EDO51 and PGN-EDODM1, into the clinic, and have completed a Phase 1 trial of PGN-EDO51 in HVs. However, the positive results we have observed in our preclinical studies and in the completed Phase 1 trial of PGN-EDO51 were not repeated at the same level in our CONNECT1 Phase 2 clinical trials, and we decided to discontinue development of PGN-EDO51. Accordingly, the results observed in our preclinical studies of PGN-EDODM1 may not be repeated in our ongoing clinical studies. Moreover, regulatory authorities may disagree with the interpretation of data from our trials.

Although we are continuing to advance our program in DM1, our EDO platform may fail to yield additional product candidates for clinical development for a number of reasons, including those discussed in these risk factors. In addition:

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

The risk of failure in developing product candidates is high. It is impossible to predict when or if any product candidate would prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development, obtain regulatory clearance to commence clinical trials, and then conduct extensive clinical trials to demonstrate the safety and efficacy of product candidates in humans. To date, we have initiated a Phase 1 clinical trial for PGN-EDODM1, and more recently, a Phase 2 clinical trial for PGN-EDODM1. We previously completed a Phase 1 and initiated two Phase 2 clinical trials for PGN-EDO51. However, in May 2025, we voluntarily decided not to continue development of PGN-EDO51 following our evaluation of the results from our CONNECT1 Phase 2 clinical trial and announced our plans to cease all research and development in DMD.

Clinical trials may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses, and earlier results, both preclinical and clinical, may not be indicative of future clinical trial results. For example, as noted above, in the case of PGN-EDO51, our product candidate for DMD, based on the levels of dystrophin protein measured in the 10 mg/kg cohort of CONNECT1, despite a favorable emerging safety profile, we have decided to voluntarily discontinue development of PGN-EDO51 and intend to wind down all DMD-related research and development activities, including our research efforts in DMD relating to exons 44, 45 and 53. Even if our clinical trials are successful, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance, varying interpretations of clinical data or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.

Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support clearance of our INDs, CTAs and other similar regulatory filings. We cannot be certain if the outcome of our preclinical studies and clinical trials will ultimately support further development of our product candidates, as was the case with PGN-EDO51 or future programs, or future regulatory approval and commercialization. Although we have initiated an additional Phase 1 and a Phase 2 clinical trial of our second candidate, PGN-EDODM1, we cannot be certain of the completion or outcome of our preclinical testing and studies for PGN-EDODM1 or any of our other product candidates and cannot predict whether the FDA, or comparable foreign regulatory authorities will accept our proposed clinical program for PGN-EDODM1, or whether the outcome of our preclinical testing and studies will ultimately support the further development of PGN-EODM1 or any other product candidates we may develop. Conducting preclinical testing is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity and novelty of the program, and often can be several years or more per program. In addition, the progress and timing of our preclinical studies, including pharmacology and toxicology studies, may be impacted by the limited supply of NHPs needed for such studies. As a result, we cannot be sure that we will be able to submit INDs, CTAs and other similar regulatory filings for our programs on the timelines we expect, if at all, and we cannot be sure that submission of such regulatory filings will result in the FDA, European Medicines Agency, or EMA, or comparable foreign regulatory authorities allowing clinical trials to begin, including in the case of our FREEDOM2 clinical study for PGN-EDODM1. For example, in May 2023, we announced that we received a clinical hold notice from the FDA regarding our IND application to initiate our Phase 1 FREEDOM study, and in June 2023, we provided an update on our plans with respect to this program. In October 2023, we announced that the FDA lifted the clinical hold on our Phase 1 FREEDOM study, allowing this study to proceed in the U.S.

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

Any inability to successfully complete preclinical studies and clinical trials, including in the case of the PGN-EDO51 program, could result in additional costs to us or impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. In addition, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business, financial condition, results of operations and prospects.

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

We are in the early stages of our programs and have initiated Phase 1 and Phase 2 clinical trials for our PGN-EDODM1 product candidate and reported initial data from the first two cohorts of our Phase 1 trial of PGN-EDODM1, but we have not completed IND- or CTA-enabling activities for any earlier stage product candidates or advanced any other product candidates (except PGN-EDO51) into clinical development. As a result, our belief in the capabilities of our platform is based on early research, preclinical studies, and early data from our early-stage studies and clinical trials. However, the results of preclinical studies may not be predictive of the results of later preclinical studies or clinical trials, and the results of any early-stage clinical trials may not be predictive of the results of later clinical trials. For example, since PGN-EDO51 did not achieve target dystrophin levels in the CONNECT1 trial, we made the decision to discontinue development of our DMD programs.

On February 24, 2025, we reported initial single-dose data for each of the first two cohorts (5 and 10 mg/kg) in the Phase 1 FREEDOM study. While we observed robust and dose-dependent mean splicing correction (29.1%) at the 10 mg/kg dose level, we observed limited change in functional outcomes after a single dose over one month. We believe robust splicing correction with PGN-EDODM1 has the potential to lead to meaningful functional improvements with repeat dosing over time, but this may not be the case. Initial success in clinical trials, including in our FREEDOM study, may not be indicative of results obtained when additional interim data is obtained or when such trials are completed, as was the case with our CONNECT1 study. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Our program for PGN-EDO51 was not successful and our other clinical trials, including FREEDOM and FREEDOM2, may not ultimately be successful or support further clinical development of our product candidates. There is a high failure rate for product candidates proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Such setbacks in our clinical development, including with respect to our PGN-EDO51 program, could materially harm our business and results of operations.

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

From time to time, we may publicly disclose preliminary or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, in September 2022, we announced results from our Phase 1 clinical trial of PGN-EDO51, in July 2024, we announced initial results from our CONNECT1 Phase 2 trial from the low dose (5 mg/kg) cohort as well as high level safety information for the then ongoing 10 mg/kg dose cohort, and recently, we announced initial results from the 10 mg/kg cohort of our CONNECT1 trial. On February 24, 2025, we announced initial results from our FREEDOM Phase 1 trial from the 5 and 10 mg/kg dose cohorts. The topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data and preliminary results should be viewed with caution until the final data are available. For example, based on preclinical, HV and early data in patients, we believed that with a longer treatment period and higher doses of PGN-EDO51, we could expect to see higher levels of exon skipped transcript potentially resulting in significant increases in dystrophin in our CONNECT1 Phase 2 trial. However, the data from the 10 mg/kg cohort of CONNECT1 demonstrated that PGN-EDO51 did not achieve target dystrophin levels, and we made the decision to discontinue development of our DMD programs.

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

Our lead product candidate is in early clinical development, and there may be adverse effects from treatment with any of our current or future product candidates that we cannot predict at this time. Undesirable side effects caused by our current or future product candidates could cause us to interrupt, delay or halt preclinical studies or could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. Although other oligonucleotide therapeutics have received regulatory approval, ours is a novel approach to oligonucleotide therapy. As a result, there is uncertainty as to the safety profile of our product candidates compared to more well-established classes of therapies, or oligonucleotide therapeutics on their own. Moreover, there have been only a limited number of clinical trials involving the use of peptide conjugated oligonucleotide therapeutics and only one completed trial involving the proprietary technology used in our EDO platform

For example, in our Phase 1 and Phase 2 clinical trials of PGN-EDO51, we observed mild, transient, reversible changes in kidney biomarkers that resolved without intervention in all but one participant who experienced a non-life threatening serious adverse event and transient mild to moderate hypomagnesemia that resolved without intervention or with low-dose oral magnesium supplementation. One participant experienced a reduction of his estimated glomerular filtration rate, or eGFR, that a subsequent nuclear scan indicated was in the normal range. There were no treatment-related SAEs, and all treatment-related adverse events were mild. Despite what we believed to be a favorable emerging safety profile for PGN-EDO51, in May 2025, following a review of the dystrophin data from the 10 mg/kg cohort, we made the voluntary decision to cease development of PGN-EDO51. On February 24, 2025, we reported initial data from the 5 and 10 mg/kg dose cohorts in our FREEDOM Phase 1 study in DM1 patients. PGN-EDODM1 was observed to have a favorable emerging safety profile and robust splicing correction in a dose-dependent manner in the 5 and 10 mg/kg dose cohorts. Based on the positive splicing correction observed at the 5 and 10 mg/kg dose cohorts and the totality of the blinded safety data to date, we have decided to conclude dose escalation in the FREEDOM trial with the 15 mg/kg cohort. Given the early stage of clinical development, there can be no assurance that PGN-EDODM1 will not cause undesirable side effects in patients with further dosing and dose escalation, including safety events similar to those observed in our studies with PGN-EDO51.

We may also observe additional safety or tolerability issues with our current or future product candidates in ongoing or future clinical trials. If any product candidates we develop are associated with serious adverse events, undesirable side effects or unexpected characteristics, we may need to abandon their development or limit development to certain uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, any of which would have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, regulatory authorities may draw different conclusions, require additional testing to confirm these determinations, require more restrictive labeling or deny regulatory approval of the product candidate. Many product candidates that initially showed promise in early-stage testing have later been found to cause side effects that prevented further clinical development of the product candidates.

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

We conducted our first clinical trial in Canada, and we intend to conduct one or more of our subsequent clinical trials for our product candidates outside the U.S., including our ongoing FREEDOM and FREEDOM2 clinical trials, each of which has or will have sites in multiple countries outside of the U.S. Although the FDA may accept data from clinical trials conducted outside the U.S., acceptance of this data is subject to certain conditions imposed by the FDA. Where data from foreign clinical trials are intended to serve as the basis for marketing approval in the U.S., the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. For studies that are conducted only at sites outside of the U.S. and not subject to an IND, the FDA generally does not provide advance comment on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical trial was inadequate, which could require us to conduct additional clinical trials. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. There can be no assurance the FDA will accept data from clinical trials conducted outside of the U.S. If the FDA does not accept data from our clinical trials of our product candidates, it would likely result in the need for additional clinical trials, which would be costly and time consuming and delay or permanently halt our development of our product candidates.

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

If our collaborations do not result in the successful development and commercialization of product candidates, or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of product candidates could be delayed, and we may need additional resources to develop product candidates. In addition, if one of our collaborators terminates its agreement with us, we may find it more difficult to find a suitable replacement collaborator or attract new collaborators, and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. All of the risks relating to product development, regulatory approval and commercialization described in this Form 10-Q apply to the activities of our collaborators.

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

Risks Related to Regulatory Approval and Other Regulatory and Legal Compliance Matters

Our lead product candidate is in clinical development, while all of our other product candidates are still in preclinical development. As an organization, we have only completed or initiated a small number of clinical trials and may be unable to do so for any of our other product candidates nor carry out or complete further studies for our lead candidate.

Although we are currently in clinical development for one product candidate, and recently ceased clinical development for a second product candidate, we have no experience as a company in conducting, completing and managing the full suite of clinical trials necessary to obtain regulatory approvals, including approval by the FDA, the European Commission or comparable foreign regulatory authorities, or in obtaining approval of any of our product candidates. We are early in our development efforts for our product candidates. We have successfully completed a Phase 1 clinical trial and initiated Phase 2 trials for our initial product candidate, PGN-EDO51. However, in May 2025, we made the voluntary decision to end the development of PGN-EDO51. We have also initiated a Phase 1 and a Phase 2 clinical trial for our second product candidate, PGN-EDODM1. We will need to successfully complete IND- or CTA-enabling activities, early-stage, later-stage and pivotal clinical trials, in order to obtain FDA, European Commission or comparable foreign regulatory approval to market PGN-EDODM1, and any future product candidates.

Carrying out clinical trials and the submission of a successful NDA is a complicated process. We completed our first Phase 1 clinical trial for PGN-EDO51 in the third quarter of 2022, and we began dosing participants in CONNECT1 in Canada in January 2024. We received authorization from the MHRA in February 2024 to initiate CONNECT2 in the U.K. in boys and young men living with DMD, but in March 2025, we made the voluntary decision to pause the CONNECT2 trial while we awaited additional data from the CONNECT1 trial.

Based on the observed high tissue concentrations of oligonucleotide and exon skipping in muscle in our Phase 1 trial of PGN-EDO51 in HVs, as well as the early data from the low dose (5 mg/kg) cohort in our CONNECT1 Phase 2 trial of PGN-EDO51, we believed that such results could signal the potential for the accumulation of exon 51 skipped transcript and higher production of dystrophin protein in muscle tissue with repeated doses of PGN-EDO51 in DMD patients over a longer treatment period. However, our belief based on this data was erroneous and, in May 2025, following our evaluation of the results from the 10 mg/kg cohort in the CONNECT1 trial, we voluntarily determined not to continue development of PGN-EDO51.

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

Although we completed a Phase 1 clinical trial for PGN-EDO51 and have several additional clinical trials ongoing for PGN-EDODM1, we have not completed any additional clinical trials, and have limited experience as a company in preparing, submitting and prosecuting regulatory filings. In addition, we have had limited interactions with the FDA, the EMA and comparable foreign regulatory authorities and cannot be certain how many clinical trials of PGN-EDODM1, or any other product candidates will be required or how such trials should be designed. The FDA has previously provided feedback on our clinical trials for PGN-EDODM1, and we have addressed their feedback in our clinical trial designs. We may be unable to efficiently execute and complete necessary clinical trials for our product candidates in a way that leads to regulatory submission and approval of any of our product candidates, including potentially any accelerated approval. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our current or planned clinical trials, could prevent us from or delay us in submitting NDAs for and commercializing our product candidates.

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

We have received fast-track designation for PGN-EDODM1 for the treatment of DM1 and may seek fast-track designation for any other product candidates we develop. If a drug is intended for the treatment of a serious or life-threatening condition and nonclinical or clinical data for the drug demonstrates the potential to address an unmet medical need for such a condition, the drug sponsor may apply for fast-track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it for any of our other product candidates. Even with fast-track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast-track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast-track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

In September 2023, the FDA granted orphan drug designation to PGN-EDODM1 for the treatment of DM1. We may seek orphan drug designation for any other product candidates we develop; however, we may never receive such designations. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. Orphan drug designation must be requested before submitting an NDA. A similar regulatory scheme governs orphan products in the EU.

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

Designation of a drug as a product for a rare pediatric disease does not guarantee that a marketing application for such drug will meet the eligibility criteria for a rare pediatric disease PRV at the time the application is approved. Even if we receive RPDD from the FDA for one of our product candidates, we would need to request a rare pediatric disease PRV in the marketing application of that product candidate. The FDA may determine that any such marketing application, if approved, does not meet the eligibility criteria for a PRV. The FDA’s rare pediatric disease priority review voucher program began to sunset on December 20, 2024 on failure to pass a continuing resolution package that included its reauthorization. Under the amended statutory provisions, after December 20, 2024, the FDA may award rare pediatric disease PRVs for an approved rare pediatric disease product application only if the sponsor has rare pediatric disease designation for the drug and if that designation was granted by December 20, 2024. After September 30, 2026, the FDA may not award any rare pediatric disease priority review vouchers. We understand that the FDA continues to review designation requests despite this program beginning to sunset. Congress may vote to reauthorize this program, but its future remains unknown at this time.

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

The FDA, the EMA or a comparable foreign regulatory authority may not approve our current product candidate or any new product candidates derived from our platform. However, if the FDA, EMA or comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and record keeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, conformance with applicable product tracking and tracing requirements, establishment registration and listing, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing studies, and surveillance to monitor the safety and efficacy of the product. Additionally, under FDORA, sponsors of approved drugs and biologics must provide six months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

Additionally, if our current product candidate or any new product candidates we develop receive marketing approval, the FDA could require us to adopt a REMS to ensure that the benefits outweigh its risks, which may include, among other things, a medication guide outlining the risks of the product for distribution to patients and a communication plan to healthcare practitioners. Furthermore, if we or others later identify undesirable side effects caused by our product candidate, several potentially significant negative consequences could result, including:

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

Disruptions at the FDA and other federal agencies, including substantial leadership departures, personnel cuts, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved, which would harm our business. Changes and cuts in FDA staffing have been reported by some in the pharmaceutical industry as creating delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.

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

Further, the Trump Administration has issued several Executive Orders in 2025 that could have an impact on the prices that we, or any collaborators, may receive for any approved products. For example:

•
On May 12, 2025, President Trump signed the executive order, “Delivering Most-Favored-Nation Prescription Drug Pricing,” which directs the Secretary of HHS to set and communicate most-favored-nation price targets to manufacturers and propose a rulemaking plan to impose most-favored-nation pricing if “significant progress” is not made towards achieving such pricing. It also directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the Administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer American consumers the most-favored-nation lowest price. Notably, a rule enacted under the first Trump Administration, also known as the “Most Favored Nations” rule, would have set Medicare Part B reimbursement at an amount no higher than the lowest price that a drug manufacturer receives on a particular product in an index of foreign countries. This rule was the subject of litigation and was formally rescinded by the former Biden Administration in August 2021. In July 2025, President Trump sent letters to 17 pharmaceutical companies indicating that proposals received by the Administration to date have not been sufficient and demanding that these companies extend MFN pricing to Medicaid and newly launched drugs as well as move to direct-to-consumer models priced at MFN pricing, and soliciting binding commitments from these companies by September 29, 2025. It is not known what results will occur to the extent the recipients of these letters do not reduce their U.S. prices.
•
On April 15, 2025, President Trump signed the executive order, “Lowering Drug Prices by Once Again Putting Americans First,” which included a multitude of directives to the federal government to lower drug prices. This includes directing HHS to issue updated IRA drug price negotiation guidance, including eliminating the so-called “pill penalty” under the IRA that creates a distinction between small molecule and large molecule products for purposes of determining when a drug may be eligible for drug price negotiation. Among other provisions, the executive order also directs the government to evaluate the role of pharmacy benefit managers.

The Trump Administration may pursue new or different drug pricing, trade, social, and other policy objectives from prior administrations, which introduces further uncertainty as to how future legislative or regulatory changes may impact our business.

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
•
the availability of capital.

We expect that other healthcare reform measures may be adopted in the future, which may result in additional reductions in Medicare and other healthcare funding, proposals to set pharmaceutical pricing based on a “most favored nation” approach, more rigorous coverage criteria, lower reimbursement, and new payment methodologies. This could lower the price that we receive for our products. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability or commercialize our products. It is not clear how other future potential changes to the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, each as amended, will change the reimbursement model and market outlook for our current and future product candidates.

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

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of personal information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer or other processing of personal data, including personal health data, of individuals in the European Economic Area, or EEA, is subject to the EU General Data Protection Regulation, or EU GDPR, as well as national data protection laws in effect in the member states of the EEA, and similar processing of personal data regarding individuals in the U.K. is governed by the U.K. General Data Protection Regulation, or U.K. GDPR and the U.K. Data Protection Act 2018. In this document, “GDPR” refers to both the EU GDPR and the U.K. GDPR, unless specified otherwise. The GDPR imposes stringent requirements on companies that process personal data, including requirements relating to having a legal basis for processing personal data, stricter requirements relating to the processing of sensitive data (such as health data), where required by GDPR obtaining consent of the individuals to whom the personal data relates, establishing a legal basis for processing, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data that requires the adoption of administrative, physical and technical safeguards to protect such information, providing notification of data breaches to appropriate data protection authorities or data subjects, requiring data protection impact assessments for high risk processing and establishing means for data subjects to exercise rights in relation to their personal data and taking certain measures when engaging third-party processors. The GDPR's definition of personal data includes coded data. Failure to comply with the requirements of the GDPR may result in warning letters, mandatory audits, orders to cease/change the use of data, and financial penalties, including fines, which can be up to 4% of global revenues or €20 million (£17.5 million for the U.K.), whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.

Among other requirements, the GDPR includes restrictions on cross-border transfers of personal data subject to the GDPR to countries outside the EEA/U.K. that have not been found to provide adequate protection to such personal data (third countries), unless a valid GDPR transfer mechanism (for example, the European Commission approved Standard Contractual Clauses, or SCCs, certification to the EU-U.S. Data Privacy Framework (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the framework) and the U.K. International Data Transfer Agreement/Addendum, or U.K. IDTA) has been put in place. Where relying on the SCCs /U.K. IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal data. The international transfer obligations under the EEA/U.K. data protection regimes will require significant effort and cost and may result in us needing to make strategic considerations around where EEA/U.K. personal data is transferred and which service providers we can utilize for the processing of EEA/U.K. personal data. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. Switzerland has also adopted similar restrictions on transfer of personal data outside of its borders. Although the U.K. is regarded as a third country under the EU’s GDPR, the European Commission has adopted an (adequacy decision) in favor of the U.K., a decision recognizing the U.K. as providing adequate protection under the EU GDPR and enabling data transfers from EU Member States to the U.K. without additional safeguards. However, the U.K. adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision and remains under review by the Commission during this period. The U.K. government has confirmed that personal data transfers from the U.K. to the EEA remain free flowing. On October 24, 2024, the

U.K. Government introduced its Data Use and Access Bill, or U.K. Bill, into the U.K. legislative process which has now been passed. The U.K. Bill will have the effect of further altering the similarities between the U.K. and EEA data protection regime and threaten the U.K. Adequacy Decision from the European Commission. This may lead to additional compliance costs and could increase our overall risk. It is unclear how U.K. data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the U.K. will be regulated in the long term. Although the EU GDPR and the U.K. GDPR currently impose substantially similar obligations it is possible that over time the respective provisions, interpretations and enforcement of the EU GDPR and U.K. GDPR may further diverge in the future and create additional regulatory challenges and uncertainties. The lack of clarity on future U.K. laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and cost to our handling of U.K. and EEA personal data and our privacy and data security compliance programs, and could require us to implement different compliance measures for the U.K. and the EEA.

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

We expect to face competition from existing products and product candidates in development for our programs. For our sole remaining clinical-stage product candidate, DM1, there are currently no approved therapies to treat the underlying cause of the disease. Pipeline candidates currently in development to treat DM1 include several approaches that target DMPK RNA. These include AOC 1001, an antibody linked siRNA in Phase 3 clinical development by Avidity Biosciences, Inc., or Avidity; DYNE-101, an antibody conjugated antisense oligonucleotide in Phase 2 clinical development by Dyne; VX-670, a peptide conjugated PMO in Phase 2 by Entrada Therapeutics, Inc., or Entrada, and Vertex; and ARO-DM1, a conjugated siRNA in Phase 1/2 clinical development by Arrowhead Pharmaceuticals, Inc., or Arrowhead, and Sarepta. There are additional approaches under development such as ATX-01, a microRNA that modulates expression of MBNL1 by Arthex Biotech S.L., that is in Phase 1 clinical development. Another small molecule, tideglusib, which is a GSK3-ß inhibitor is in clinical development by AMO for the congenital phenotype of DM1.

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

The estimates of market opportunity and forecasts of market growth included in this Form 10-Q, if any, may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business may not grow at similar rates, or at all.

Market opportunity estimates and growth forecasts included in this Form 10-Q, if any, are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. The estimates and forecasts included in this Form 10-Q relating to size and expected growth of our target market, if any, may prove to be inaccurate. Even if the markets in which we compete meet any size estimates and/or growth forecasts included in this Form 10-Q, our business may not grow at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.

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

Our success depends in large part on our and our licensors’ ability to obtain and maintain patent and other intellectual property protection in the U.S. and other jurisdictions. We and our licensors have sought, and will seek, to protect our proprietary position by filing additional patent applications in the U.S. and abroad related to certain technologies and our platform that are important to our business. However, our patent portfolio is at a somewhat early stage; there are eight issued patents (one of which is a European patent validated in five countries), which we in-licensed from Oxford University Innovation Limited, or OUI, and the Medical Research Council of United Kingdom Research and Innovation, or MRC, and substantive examination of many of the currently pending patent applications we own or license has yet to begin. In addition, there can be no assurance as to whether or when our patent applications will issue as granted patents. Our ability to stop third parties from making, using, selling, marketing, offering to sell, importing and commercializing our product candidates and our technology is dependent upon the extent to which we have rights under valid and enforceable patents and other intellectual property that cover our platform and technology. If we are unable to secure, maintain, defend and enforce patents and other intellectual property with respect to our product candidates and our technology, it would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has, in recent years, been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of patent rights are highly uncertain. Our pending and future owned and licensed patent applications may not result in patents being issued which protect our technology or product candidates, effectively prevent others from commercializing competitive technologies and products or otherwise provide any competitive advantage. In fact, patent applications may not issue as patents at all, and even if such patent applications do issue as patents, they may not issue in a form, or with a scope of claims, that will provide us with any meaningful protection, prevent others from competing with us or otherwise provide us with any competitive advantage. In addition, the scope of claims of an issued patent can be reinterpreted after issuance, and changes in either the patent laws or interpretation of the patent laws in the U.S. and other jurisdictions may diminish the value of our patent rights or narrow the scope of our patent protection. Furthermore, our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner.

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

Furthermore, our licensors have, or may in the future have, the right to terminate a license if we materially breach the agreement and fail to cure such breach within a specified period or in the event we undergo certain bankruptcy events. In spite of our best efforts, our current or any future licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements. If our license agreements are terminated, we may lose our rights to develop and commercialize product candidates and technology, lose patent protection, experience significant delays in the development and commercialization of our product candidates and technology, incur liability for damages, and hinder our ability to raise additional capital, attract investors, and create litigation distracting to management and which diverts capital resources.. If these in-licenses are terminated, or if the underlying intellectual property fails to provide the intended exclusivity, our competitors or other third parties could have the freedom to seek regulatory approval of, and to market, products and technologies identical or competitive to ours and we may be required to cease our development and commercialization of certain of our product candidates and technology. In addition, we may seek to obtain additional licenses from our licensors and, in connection with obtaining such licenses, we may agree to amend our existing licenses in a manner that may be more favorable to the licensors, including by agreeing to terms that could enable third parties, including our competitors, to receive licenses to a portion of the intellectual property that is subject to our existing licenses and to compete with our product candidates and our technology. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

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

While the OUI/MRC License grants certain exclusive patent and technology rights to us, license agreements we have entered into and may enter into in the future may be non-exclusive. Accordingly, third parties may also obtain non-exclusive licenses from such licensors with respect to the intellectual property licensed to us under such license agreements. Accordingly, these license agreements may not provide us with exclusive rights to use such licensed patent and other intellectual property rights, or may not provide us with exclusive rights to use such patent and other intellectual property rights in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and our product candidates.

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

The America Invents Act also includes a number of significant changes that affect the way patent applications are prosecuted and also may affect patent litigation. These include allowing third party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim unpatentable even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to review patentability of our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our owned or in-licensed patent applications and the enforcement or defense of our owned or in-licensed issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or patent applications will be due to be paid to the USPTO and various government patent agencies outside of the U.S. over the lifetime of our owned or licensed patent rights. We rely on our outside counsel and other professionals or our licensing partners to correctly pay these fees due to the USPTO and non-U.S. government patent agencies. The USPTO and various non-U.S. government patent agencies also require compliance with several procedural, documentary and other similar provisions during the patent application process. We rely on our outside counsel and other professionals to help us comply and we are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment, loss of priority or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market and this circumstance could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

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

It is also possible that we have failed to identify relevant third-party patents or applications. Because patent applications can take many years to issue, may be confidential for 18 months or more after filing and can be revised before, or after, issuance, there may be applications now pending which may later result in issued patents that may be infringed by the manufacture, use, sale or importation of our product candidates or our technology and we may not be aware of such patents. Furthermore, applications filed before November 29, 2000 and certain applications filed after that date that will not be filed outside the U.S. may remain confidential until a patent issues. Moreover, it is difficult for industry participants, including us, to identify all third-party patent rights that may be relevant to our product candidates and our technologies because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. We may fail to identify relevant patents or patent applications or may identify pending patent applications of potential interest but incorrectly predict the likelihood that such patent applications may issue with claims of relevance to our technology. In addition, we may incorrectly conclude that a third-party patent is invalid, unenforceable or not infringed by our activities. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our product candidates or the use of our product candidates.

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

Many of our employees, consultants or advisors are currently, or were previously, employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these individuals or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or be required to obtain licenses to such intellectual property rights, which may not be available on commercially reasonable terms or at all. An inability to incorporate such intellectual property rights would harm our business and may prevent us from developing or successfully commercializing our product candidates. In addition, we may lose personnel as a result of such claims and any such litigation, or the threat thereof may adversely affect our ability to hire employees or contract with independent contractors. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our product candidates and our technology, which would have a material adverse effect on our business, results of operations, financial condition and prospects. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to our scientific and management personnel.

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. Moreover, even when we obtain agreements assigning intellectual property to us, the assignment of intellectual property rights may not be self-executing or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Furthermore, individuals executing agreements with us may have pre-existing or competing obligations to a third party, such as an academic institution or government body, and thus an agreement with us may be ineffective in perfecting ownership of inventions developed by that individual. Disputes about the ownership of intellectual property that we own may have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We may need to expand our headcount over time to support our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of June 30, 2025, we had 62 full-time employees. As our development progresses, assuming positive results in our ongoing clinical trials and successful fundraising, we expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs and, if any product candidate receives marketing approval, sales, marketing, distribution and coverage and reimbursement capabilities. To manage our potential future growth, we must continue to implement and improve our managerial, operational and financial systems, and continue to recruit and train necessary qualified personnel and longer-term, may need to expand our facilities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

We face risks associated with tariffs and other trade restrictions, which may have a material adverse impact on our results of operations and financial condition.

We face risks related to tariffs and other trade protection measures—including those that have been or may be imposed by the United States or other countries—as well as import or export licensing requirements, trade embargoes, sanctions (including those administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control), and other trade barriers (including further legislation or actions taken by the United States or other countries that restrict trade). These risks include protectionist or retaliatory measures that may limit or complicate the sourcing of raw materials, equipment, and other components critical to our research and development activities.

The United States has recently imposed significant tariffs on a range of imported goods, including a baseline tariff of 10% and higher rates targeting specific countries. In response, several countries have enacted retaliatory measures, and the situation remains unpredictable. While pharmaceutical end-products are currently excluded from certain tariffs, many of the raw materials, active pharmaceutical ingredients (APIs), and other components used in the development and manufacturing of our product candidates may be subject to such tariffs. In addition, the U.S. Department of Commerce has initiated a Section 232 investigation to assess the national security implications of pharmaceutical and API imports. The outcome of this investigation could result in additional trade restrictions, including tariffs, consistent with ongoing efforts to reshore pharmaceutical manufacturing. Further, the United States and the European Union have announced the framework of a trade agreement that could impose a 15% tariff on most imports from the EU, including pharmaceutical products and inputs. However, the details of this trade agreement remain uncertain, including whether and to what extent such agreement may be impacted by the results of the Section 232 investigation.

We may face increased costs and operational disruptions if existing or future tariffs are applied to materials or components used in the development and manufacture of our product candidates. These risks also extend to indirect effects, such as retaliatory tariffs imposed by other countries or additional non-tariff trade barriers. As a result, our research and development activities, manufacturing timelines, and overall financial condition could be materially adversely affected.

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
•
general economic, industry, political and market conditions, high inflation and capital market disruptions, and government macroeconomic policies; and
•
the other factors described in this “Risk factors” section.

Any of the factors listed above could materially adversely affect your investment in our common stock, and our common stock may trade at prices significantly below the price you paid for our stock, which could contribute to a loss of all or part of your investment. In such circumstances the trading price of our common stock may not recover and may experience a further decline.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. For instance, on June 9, 2025, we and certain of our officers were named as defendants in a proposed class-action lawsuit filed in the United States District Court for the Eastern District of New York as further described in Part II, Item 1 entitled “Legal Proceedings” in this Form 10-Q. This or any other lawsuit to which we are a party in the future, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our offerings or business practices. Such litigation may also cause us to incur other substantial costs to defend such claims and maintain liability insurance coverages and may also result in the diversion of management’s attention and resources.

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

Based upon our common stock outstanding as of June 30, 2025, our executive officers, directors, greater than five percent shareholders and their affiliates beneficially own approximately 66.8% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, even though some of these persons or entities may have interests that are different than those of yours. For example, these stockholders, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of substantially all of our assets.

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

Our common stock is listed on the Nasdaq Global Select Market. We must meet certain financial and liquidity criteria to maintain such listing, including a minimum bid price of $1.00 per share. If we violate or fail to meet any of the Nasdaq Global Select Market‘s listing standards, our common stock may be delisted. In addition, our board of directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from the Nasdaq Global Select Market may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. The delisting of our common stock could significantly impair our ability to raise capital and the value of your investment.

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

As a company that carries out extensive research and development activities, we sought to benefit from the U.K. research and development tax relief programs, being the Small and Medium-sized Enterprises R&D tax relief program, or SME Program, and, to the extent that our projects are grant funded or relate to work subcontracted to the company by third parties, the Research and Development Expenditure Credit program, or RDEC Program. Under the SME Program, we may be able to surrender the trading losses that arise from our qualifying research and development activities for a cash rebate of approximately 33.4% of the surrenderable losses. The majority of our research and development activities during 2021 were eligible for inclusion within these tax credit cash rebate claims. We may not be able to continue to claim payable research and development tax credits in the future if we cease to qualify as an SME, based on size criteria concerning employee headcount, turnover and gross assets or if we no longer conduct qualifying research and development activities through our wholly-owned subsidiary PepGen Limited. The U.K. Finance Act of 2021 introduced a cap on payable credit claims under the SME Program in excess of £20,000 with effect from April 2021 by reference to, broadly, three times the total PAYE and NICs liability of the company, subject to an exception which prevents the cap from applying. That exception requires the company to be creating, taking steps to create or managing intellectual property, as well as having qualifying research and development expenditure in respect of connected parties which does not exceed 15% of the total qualifying expenditure. If such exception does not apply, this could restrict the amount of credit that we are able to claim. For the six months ended June 30, 2025, our research and development tax credits from the U.K. government were not material as the intellectual property was transferred from our wholly-owned U.K. subsidiary, PepGen Limited, to the parent company, PepGen Inc. in January 2022.

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

As a public company, we are exposed to the risk of securities class action litigation.

Historically, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant stock price volatility in recent years. For example, a putative class action complaint was filed on June 9, 2025 in the United States District Court for the Eastern District of New York, entitled Johnny Karam v. PepGen Inc., et. al. The complaint alleges that we and our Chief Executive Officer and our Chief Financial Officer violated certain federal securities laws, specifically under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The plaintiff seeks unspecified damages on behalf of a purported class of purchasers of our common stock between March 7, 2024 and March 3, 2025. We believe that the allegations contained in the complaint are without merit and intends to defend the case vigorously. However, whether or not the plaintiff’s claims are successful, this type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operation of our business. If we are ultimately required to pay significant defense costs, damages or settlement amounts, such payments could adversely affect our operations.

We may be the target of similar litigation in the future. Any future litigation could result in substantial costs and divert our management’s attention and resources, which could cause serious harm to our business, operating results and financial condition. We maintain liability insurance; however, if any costs or expenses associated with this or any other litigation exceed our insurance coverage, we may be forced to bear some or all of these costs and expenses directly, which could be substantial.

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

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the second quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

4.2*	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-264335).
10.1**	Non-Employee Director Compensation Policy, as amended on June 4, 2025.
10.2**	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors.
31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

PEPGEN INC.

Date: August 7, 2025	By:	/s/ James McArthur
James McArthur
Chief Executive Officer

Date: August 7, 2025	By:	/s/ Noel Donnelly
Noel Donnelly
Chief Financial Officer