Form 10-Q
period 2025-09-30
PepGen Inc.
filed 2025-11-12
CIK 1835597

4

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 5, 2025, the registrant had 68,748,224 of common stock, $0.0001 par value per share, outstanding.

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
•
We will need to raise substantial additional funding. If we are unable to raise substantial additional funding when needed, we could be forced to delay, scale back, or discontinue our product development programs or future commercialization efforts.
•
We are early in our development efforts having conducted only two Phase 1 and three Phase 2 clinical trials since our inception and as a result it will be years before we commercialize a product candidate, if ever. In May 2025, we announced that we are voluntarily discontinuing development activities on one of our product candidates. If we are unable to advance our remaining clinical stage product candidate through clinical trials, obtain marketing approval and ultimately commercialize it, or experience significant delays in doing so, our business will be materially harmed.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PEPGEN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	September 30, 2025 (unaudited)	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$142,775	$49,421
Marketable securities	20,890	70,770
Prepaid expenses and other current assets	2,541	3,570
Total current assets	$166,206	$123,761
Property and equipment, net	$2,220	3,716
Operating lease right-of-use asset	19,711	21,432
Restricted cash	1,548	1,548
Other assets	372	426
Total assets	$190,057	$150,883
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$766	$1,752
Accrued expenses	8,713	11,850
Operating lease liability	3,163	3,094
Total current liabilities	$12,642	$16,696
Operating lease liability, net of current portion	14,275	15,567
Total liabilities	$26,917	$32,263
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock	$—	$—
Common stock	7	3
Additional paid-in capital	505,936	390,057
Accumulated other comprehensive (loss) income	(25)	23
Accumulated deficit	(342,778)	(271,463)
Total stockholders’ equity	$163,140	$118,620
Total liabilities and stockholders’ equity	$190,057	$150,883

See accompanying notes to unaudited condensed consolidated financial statements.

PEPGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$13,423	$17,722	$57,192	$57,517
General and administrative	5,231	5,449	16,715	15,877
Total operating expenses	$18,654	$23,171	$73,907	$73,394
Operating loss	$(18,654)	$(23,171)	$(73,907)	$(73,394)
Other income (expense):
Interest income	634	1,826	2,598	5,682
Other income (expense), net	(6)	(39)	(6)	(27)
Total other income, net	628	1,787	2,592	5,655
Net loss before income tax	$(18,026)	$(21,384)	$(71,315)	$(67,739)
Income tax expense	—	—	—	—
Net loss	$(18,026)	$(21,384)	$(71,315)	$(67,739)
Net loss per share, basic and diluted	$(0.52)	$(0.66)	$(2.14)	$(2.17)
Weighted-average common shares outstanding, basic and diluted	34,362,876	32,581,542	33,268,264	31,240,622
Other comprehensive loss:
Cumulative translation adjustment arising during the period	$—	$(20)	$(1)	$(72)
Unrealized gain (loss) on marketable securities	18	186	(47)	129
Comprehensive loss	$(18,008)	$(21,218)	$(71,363)	$(67,682)

See accompanying notes to unaudited condensed consolidated financial statements.

PEPGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance as of December 31, 2024	32,619,663	$3	$390,057	$23	$(271,463)	$118,620
Vesting of restricted stock units	101,280	—	—	—	—	—
Stock-based compensation expense	—	—	3,432	—	—	3,432
Unrealized loss on marketable securities	—	—	—	(44)	—	(44)
Cumulative translation adjustment arising during the period	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(30,202)	(30,202)
Balance as of March 31, 2025	32,720,943	$3	$393,489	$(22)	$(301,665)	$91,805
Issuance of stock under the employee stock purchase plan	78,781	—	98	—	—	98
Stock-based compensation expense	—	—	2,363	—	—	2,363
Unrealized loss on marketable securities	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	(23,087)	(23,087)
Balance as of June 30, 2025	32,799,724	$3	$395,950	$(43)	$(324,752)	$71,158
Issuance of stock in public offering, net of underwriters' fees and issuance costs	35,937,500	4	107,582	—	—	107,586
Exercise of stock options	10,000	—	27	—	—	27
Stock-based compensation expense	—	—	2,377	—	—	2,377
Unrealized gain on marketable securities	—	—	—	18	—	18
Net loss	—	—	—	—	(18,026)	(18,026)
Balance as of September 30, 2025	68,747,224	$7	$505,936	$(25)	$(342,778)	$163,140

Balance as of December 31, 2023	23,823,241	$2	$289,867	$34	$(181,482)	$108,421
Issuance of stock in public offering, net of underwriters' fees and issuance costs	7,530,000	1	76,351	—	—	76,352
Issuance of common stock from ATM Sales Agreement, net of underwriters' fees	1,000,000	—	9,900	—	—	9,900
Exercise of stock options	36,194	—	395	—	—	395
Stock-based compensation expense	—	—	2,022	—	—	2,022
Unrealized loss on marketable securities	—	—	—	(20)	—	(20)
Cumulative translation adjustment arising during the period	—	—	—	(51)	—	(51)
Net loss	—	—	—	—	(18,020)	(18,020)
Balance as of March 31, 2024	32,389,435	$3	$378,535	$(37)	$(199,502)	$178,999
Exercise of stock options	128,354	—	1,403	—	—	1,403
Issuance of stock under the employee stock purchase plan	32,614	—	149	—	—	149
Stock-based compensation expense	—	—	2,862	—	—	2,862
Unrealized loss on marketable securities	—	—	—	(37)	—	(37)
Cumulative translation adjustment arising during the period	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(28,335)	(28,335)
Balance as of June 30, 2024	32,550,403	$3	$382,949	$(75)	$(227,837)	$155,040
Exercise of stock options	39,299	—	407	—	—	407
Stock-based compensation expense	—	—	3,226	—	—	3,226
Unrealized gain on marketable securities	—	—	—	186	—	186
Cumulative translation adjustment during the period	—	—	—	(20)	—	(20)
Net Loss	—	—	—	—	(21,384)	(21,384)
Balance as of September 30, 2024	32,589,702	$3	$386,582	$91	$(249,221)	$137,455

See accompanying notes to unaudited condensed consolidated financial statements.

PEPGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(71,315)	$(67,739)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,061	1,125
Stock-based compensation expense	8,172	8,110
Amortization and interest accretion related to operating lease	2,811	2,811
Accretion of discounts on marketable securities, net	(1,441)	(2,905)
Impairment of long-lived assets	701	—
Other non-cash adjustments	—	20
Changes in operating assets and liabilities:
Prepaids and other current and non-current assets	1,028	(1,239)
Accounts payable	(971)	4,916
Accrued expenses and other non-current liabilities	(3,523)	(5,750)
Operating lease liabilities, current and non-current	(2,313)	(2,246)
Net cash used in operating activities	$(65,790)	$(62,897)
Cash flows from investing activities:
Purchases of property and equipment	(265)	(269)
Purchases of marketable securities	(6,726)	(123,900)
Maturities of marketable securities	58,000	60,000
Net cash provided by (used in) investing activities	51,009	(64,169)
Cash flows from financing activities:
Issuance of common stock in public offering, net of underwriters' fees	108,100	76,878
Payment of offering costs	(75)	(511)
Issuance of common stock from ATM Sales Agreement, net of underwriters' fees	—	9,900
Proceeds from employee equity plans	125	2,354
Net cash provided by financing activities	$108,150	$88,621
Effect of exchange rate changes on cash	(15)	(40)
Net increase (decrease) in cash, cash equivalents and restricted cash	$93,354	$(38,485)
Cash, cash equivalents and restricted cash at beginning of period	50,969	82,322
Cash, cash equivalents and restricted cash at end of period	$144,323	$43,837
Components of cash, cash equivalents and restricted cash
Cash and cash equivalents	$142,775	$42,289
Restricted cash	1,548	1,548
Total cash, cash equivalents and restricted cash at end of period	$144,323	$43,837
Supplemental noncash investing and financing activities
Property and equipment included in accounts payable and accrued expenses	$—	$14
Deferred offering costs in accounts payable and accrued expenses	386	—
Cash paid for taxes	86	71

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

Liquidity and Capital Resources

Since inception, the Company has not generated any revenue from product sales or other sources and has incurred significant operating losses and negative cash flows from operations. The Company’s primary uses of cash, cash equivalents, and marketable securities to date have been funding research and development activities, business planning, establishing and maintaining the Company’s intellectual property portfolio, hiring personnel, leasing premises and associated capital expenditures, raising capital, and providing general and administrative support for these operations. As of September 30, 2025, the Company had an accumulated deficit of $342.8 million. To date, the Company has funded operations primarily through private placements of convertible preferred stock, the sale of shares of common stock in its initial public offering, or IPO, the sale of shares of common stock under its At-the-Market Equity Offering Sales Agreement, or Sales Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, and through the sale of shares of common stock in follow-on public offerings in February 2024, referred to as the 2024 Offering, and in September 2025, referred to as the 2025 Offering. As of September 30, 2025, the Company had cash, cash equivalents, and marketable securities of $163.7 million.

The Company filed a shelf registration statement on Form S-3 with the United States Securities and Exchange Commission, or SEC, which covers the offering, issuance and sale of an amount up to $300.0 million in the aggregate of shares of common stock, preferred stock, debt securities, warrants, and/or units or any combination thereof, which was declared effective on June 16, 2023. On August 8, 2023, the Company filed a prospectus supplement and entered into the Sales Agreement with Stifel, as sales agent, which provides for the issuance and sale by the Company of up to $100.0 million of shares of common stock from time to time in “at-the-market” offerings. Stifel is entitled to receive a commission of up to 3.0% of gross proceeds from sales under the Sales Agreement. On February 5, 2024, the Company sold 1,000,000 shares of common stock at a price of $10.00 per share under the Sales Agreement, resulting in net proceeds of $9.9 million. On February 9, 2024, the Company sold 7,530,000 shares of common stock in the 2024 Offering, pursuant to an underwriting agreement with Leerink Partners LLC dated as of February 6, 2024, at a price of $10.635 per share, resulting in net proceeds of $76.4 million after deducting underwriting fees and offering costs of $3.7 million. Net proceeds from sales in 2024 under the Sales Agreement and 2024 Offering, after deducting underwriters' fees and costs, were $86.3 million.

On June 28, 2024, the Company filed a second shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale of an amount up to $250.0 million in the aggregate of shares of common stock, preferred stock, debt securities, warrants, and/or units or any combination thereof, which was declared effective on July 8, 2024. On September 26, 2025, the Company issued and sold 31,250,000 shares of common stock at a purchase price of $3.20 per share in the 2025 Offering. Pursuant to the underwriting agreement, the Company granted underwriters a 30-day option to purchase up to an additional 4,687,500 shares of common stock at a price of $3.20 per share, which was exercised in full on September 25, 2025. The 2025 Offering resulted in net proceeds of $107.6 million after deducting underwriters' fees of $6.9 million and estimated offering expenses of $0.5 million.

The Company had previously disclosed in the financial statements as of June 30, 2025 that substantial doubt existed regarding the Company’s ability to continue as a going concern. Based on the improvement in its cash position due to the 2025 Offering, the Company believes that its cash, cash equivalents, and marketable securities as of September 30, 2025, will be sufficient to fund its currently planned operations for at least the next 12 months from the issuance of these condensed consolidated financial statements. Therefore, the Company has concluded that the conditions and events raising substantial doubt no longer exist.

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

The condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of September 30, 2025, and results of operations for the interim periods ended September 30, 2025 and September 30, 2024.

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

3. Fair Value Measurements

The following tables present information about the Company’s financial assets that have been measured at fair value as of September 30, 2025 and December 31, 2024, and indicate the fair value of the hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

The following tables set forth marketable securities as of September 30, 2025 and December 31, 2024 (in thousands):

	As of September 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
U.S. Treasury notes	20,887	3	—	20,890
Total	$20,887	$3	$—	$20,890

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
U.S. Treasury notes	70,731	61	(22)	70,770
Total	$70,731	$61	$(22)	$70,770

The following tables set forth the fair value of the Company’s financial assets measured at fair value on a recurring basis and indicate the level within the fair value hierarchy utilized to determine such values as of September 30, 2025 and December 31, 2024 (in thousands):

	As of September 30, 2025
	Total	Level 1	Level 2	Level 3
Cash Equivalents:
U.S. Treasury-backed money market funds	$31,188	$31,188	$—	$—
Marketable Securities:
U.S. Treasury notes	20,890	20,890	—	—
Total	$52,078	$52,078	$—	$—

	As of December 31, 2024
	Total	Level 1	Level 2	Level 3
Cash Equivalents:
U.S. Treasury-backed money market funds	$45,570	$45,570	$—	$—
Marketable Securities:
U.S. Treasury notes	70,770	70,770	—	—
Total	$116,340	$116,340	$—	$—

Money market funds are highly liquid investments that are valued based on quoted market prices in active markets, which represent a Level 1 measurement within the fair value hierarchy. These money market funds are classified on the unaudited condensed consolidated balance sheet under cash and cash equivalents.

The following table summarizes the scheduled maturity for the Company's marketable securities for the period presented (in thousands):

September 30, 2025
Maturing in one year or less	$20,890
Total	$20,890

4. Property and Equipment, Net

The cost and accumulated depreciation of property and equipment were as follows (in thousands):

	September 30, 2025	December 31, 2024
Lab equipment	$4,021	$5,110
Computer and office equipment	1,759	1,556
Construction in process	15	96
Total property and equipment	5,795	6,762
Less: accumulated depreciation	(3,575)	(3,046)
Total property and equipment, net	$2,220	$3,716

Depreciation expense was $0.3 million and $0.4 million for the three months ended September 30, 2025 and September 30, 2024, respectively. Depreciation expense was $1.1 million for both the nine months ended September 30, 2025 and September 30, 2024.

During the second quarter of 2025, the Company also took $0.7 million in non-cash charges to research and development and general and administrative expense, associated with the impairment of unused lab equipment and computer and office equipment.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Research and development expenses	$4,209	$6,903
Employee-related expenses	3,093	3,617
Professional services	935	1,138
Other	476	192
Total accrued expenses	$8,713	$11,850

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

The Company could be required to make milestone payments to the Licensors upon achievement of certain patent and commercial milestones related to the patents and commercialization of certain of the Company’s product candidates. The aggregate potential milestone payments are $0.1 million. In 2024, the Company paid OUI the patent procurement milestone of £10,000, adjusted per the retail price index under the terms of the License Agreement. The Company also agreed to pay the Licensors low single digit royalties on net sales of any licensed products that are commercialized by the Company in excess of a threshold amount between £20 million and £30 million ($26.9 million and $40.3 million as of September 30, 2025), subject to certain adjustments. The term of the License Agreement continues until the later of (i) the date on which all the patents and patent applications covered thereunder have been abandoned or allowed to lapse or expired or been rejected or revoked or (ii) 20 years from the date of the original license agreement.

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

Pursuant to the terms of Dr. Ashton's employment agreement with OSE, he was obligated to transfer any cash compensation from the Company to OSE. Fees paid in cash for Dr. Ashton's service on the Company's board of directors were paid directly to OSE and were included within general and administrative expense on the unaudited condensed consolidated statement of operations. The Company paid $13,125 for the three months ended September 30, 2024 and $36,875 for the nine months ended September 30, 2024 to OSE as compensation for Dr. Ashton's service on the board of directors prior to his resignation from the Board on September 30, 2024. No cash compensation was paid to OSE in the three or nine months ended September 30, 2025.

As of September 30, 2025, OSE owned 7.2% of the Company’s outstanding common stock.

RA Capital Management, L.P.

Entities affiliated with RA Capital Management, L.P., or RA Capital, purchased common stock in the Company’s IPO in May 2022, the Company’s 2024 Offering in February 2024, and the Company's 2025 Offering in September 2025. As of September 30, 2025, entities affiliated with RA Capital owned 29.2% of the Company’s outstanding common stock.

Two members of the Company’s board of directors, Dr. Joshua Resnick and Habib Dable, are affiliated with RA Capital. Pursuant to the governing legal documents of RA Capital, Dr. Resnick is obligated to transfer any cash compensation from the Company to RA Capital. Fees paid in cash for Dr. Resnick's service on the Company's board of directors were paid directly to RA Capital and are included within general and administrative expense on the unaudited condensed consolidated statement of operations. The Company paid $11,000 and $12,000 for the three months ended September 30, 2025 and 2024, respectively, and $35,000 and $33,500 for the nine months ended September 30, 2025 and 2024, respectively to RA Capital for Dr. Resnick’s service on the board of directors.

7. Commitments and Contingencies

Legal proceedings

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated.

On June 9, 2025, a putative shareholder class action captioned Johnny Karam v. PepGen Inc., et al. (the "Karam Litigation") was filed in the United States District Court for the Eastern District of New York, naming the Company and the Company’s Chief Executive Officer and Chief Financial Officer as defendants. The lawsuit was filed by a stockholder who claims to be suing on behalf of anyone who purchased or otherwise acquired the Company’s securities between March 7, 2024 and March 3, 2025. The lawsuit alleges that material misrepresentations and/or omissions of material fact were made in the Company’s public disclosures in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The alleged improper disclosures relate primarily to statements regarding PGN-EDO51. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. On July 15, 2025, the action was transferred to the United States District Court for the District of Massachusetts. The Company believes that the allegations contained in the complaint are without merit and intends to defend the case vigorously. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense costs, diversion of management resources and other factors. The Company has not recorded an estimate of the possible loss associated with this legal proceeding due to the uncertainties related to both the likelihood and the amount of any possible loss or range of loss. Separately, by a letter received by the Company on September 29,

2025, a putative shareholder of the Company made a purported shareholder demand based on substantially the same allegations as those set forth in the Karam Litigation.

The Company is not party to any other litigation and does not have contingency reserves established for any litigation liabilities.

Other

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, the Company agrees to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third-party with respect to the Company’s products. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of September 30, 2025. The Company does not anticipate recognizing any significant losses relating to these arrangements. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements may be unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

8. Stockholders’ Equity

Under the Third Amended and Restated Certificate of Incorporation, dated May 10, 2022, as amended on June 20, 2024, as currently in effect, the Company has the authority to issue a total of 500,000,000 shares of common stock (par value of $0.0001 per share) and 10,000,000 shares of undesignated preferred stock (par value of $0.0001 per share). Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No cash dividends were declared by the board of directors during the nine months ended September 30, 2025.

The Company has reserved shares of common stock for issuance, on an as-converted basis, as follows:

	September 30, 2025	December 31, 2024
Stock options	6,197,317	5,845,039
Restricted stock and performance stock units	256,957	101,280
Authorized for future stock awards or option grants under the 2022 Plan	1,573,915	657,167
Authorized for future stock awards or option grants under the Inducement Plan	797,184	702,184
Authorized for future issuance under the ESPP	645,413	397,998
Total	9,470,786	7,703,668

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

As of September 30, 2025, 1,573,915 shares remained available for grant under the 2022 Plan, 797,184 shares remained available for issuance under the Inducement Plan, and 645,413 shares remained available for issuance under the ESPP.

Stock Option Activity

Stock option activity for the nine months ended September 30, 2025, was as follows:

	Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2024	5,845,039	$11.92
Granted	1,752,874	$2.37
Exercised	(10,000)	$2.71
Canceled/Forfeited	(1,390,596)	$10.14
Outstanding as of September 30, 2025	6,197,317	$9.64

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2025 was $1.82 per share. As of September 30, 2025, total unrecognized compensation cost related to stock options was $14.5 million. This amount is expected to be recognized over a weighted average period of approximately 2.29 years.

Restricted Stock Units

A restricted stock unit, or RSU, represents the right to receive one share of common stock upon vesting of the RSU. In February 2024, the Company granted employees a one-time RSU award that vested in full on the one-year anniversary of the grant date, provided that the employee remained employed with the Company through the date of vesting. Certain employees, including employees who are executive officers of the Company, received a one-time RSU award that vests upon the achievement of certain performance-based clinical development milestones, or PSUs, provided that the employee remains employed with the Company through the date of vesting. Such awards could not vest in less than one year, regardless of when the performance milestone was achieved. This milestone was achieved and all PSUs vested on February 24, 2025. During the nine months ended September 30, 2025 the Company recognized $0.3 million in expense associated with the achievement of the performance milestone.

Beginning in 2025, the Company introduced RSU grants with service conditions that vest 25% on the first anniversary of the grant date, and the remainder ratably in equal annual installments over the remaining three years, provided the employee remains employed by the Company through the vesting dates. No PSUs remain outstanding as of September 30, 2025. As of September 30, 2025, there are no RSUs with performance-based vesting conditions outstanding. A summary of the Company’s RSU and PSU activity and related information for the nine months ended September 30, 2025 is as follows:

	Time-based RSUs	PSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2024	72,725	28,555	$10.64
Granted	333,690	—	2.73
Vested	(72,725)	(28,555)	10.64
Forfeited	(76,733)	—	2.81
Outstanding as of September 30, 2025	256,957	—	$2.70

The weighted average grant date fair value of the time-based RSUs granted during the nine months ended September 30, 2025 was $2.73. As of September 30, 2025, there was $0.6 million of unrecognized compensation costs related to unvested time-based RSUs, which are expected to be recognized over a weighted-average period of 3.44 years.

Stock-Based Compensation Expense

Stock-based compensation expense associated with stock options, RSUs, PSUs, and the Company’s ESPP included in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$930	$1,419	$3,449	$3,433
General and administrative	1,447	1,807	4,723	4,677
Total stock-based compensation expense	$2,377	$3,226	$8,172	$8,110

10. Income Taxes

The Company recorded income tax expense of nil for the three and nine months ended September 30, 2025 and 2024.

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

Segment reporting is prepared on the same basis that the chief executive officer, who is the Company’s chief operating decision maker and manages the business, makes business decisions and assesses performance. The Company has one reportable segment and regularly reviews operating expenses and net loss on a consolidated basis. The Company operates in one location in Boston, Massachusetts focused on advancing oligonucleotide therapeutics with the goal of transforming the treatment of severe neuromuscular and neurologic diseases. The Company tracks external operating expenses on a program-by-program basis. Net loss is comprised of expenses related to our two product candidates, one of which was discontinued in May 2025, and other personnel, facility, and general and administrative costs. Operating expenses and net loss are the basis the chief operating decision maker uses for the purpose of deciding how to allocate resources, specifically on a program basis as presented below.

The chief operating decision maker uses operating expenses and net loss to evaluate progress on research and development activities on the Company's two product candidates, one of which was discontinued in May 2025, as well as when making strategic decisions regarding the Company's research and development efforts. Operating expenses and loss are also used to monitor budget versus actual results.

The following table outlines the Company’s functional operating expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and Development Expenses
PGN-EDODM1 direct research and development expenses	$5,375	$5,131	$21,771	$15,979
PGN-EDO51 direct research and development expenses	840	2,826	8,838	15,270
Platform and external research and development expenses	105	854	539	1,772
Personnel-related (including stock-based compensation)	4,955	6,332	18,267	17,126
Facility and related costs	1,271	1,426	3,853	4,374
Other research and development expenses	877	1,153	3,924	2,996
Total research and development expense	13,423	17,722	57,192	57,517
General and Administrative Expenses
Personnel-related (including stock-based compensation)	2,685	3,311	9,367	9,245
Facility and related costs	519	517	1,511	1,501
Other general and administrative expenses	2,027	1,621	5,837	5,131
Total general and administrative expense	5,231	5,449	16,715	15,877
Operating loss	(18,654)	(23,171)	(73,907)	(73,394)
Other income (expense):
Interest income	634	1,826	2,598	5,682
Other income (expense), net	(6)	(39)	(6)	(27)
Total other income (expense), net	628	1,787	2,592	5,655
Income tax expense	—	—	—	—
Net loss	$(18,026)	$(21,384)	$(71,315)	$(67,739)

12. Subsequent Events

On November 4, 2025 (the “Effective Date”), the Company’s Board of Directors approved an option repricing. A total of 3,557,903 eligible stock options were repriced to an exercise price of $4.53, the closing price of the Company’s common stock on the Effective Date. These options previously had exercise prices ranging from $8.89 to $17.91 per share. In order to exercise these repriced options at the reduced exercise price, eligible participants are required to remain in service with the Company through the retention period, which begins on the Effective Date and ends on the earliest of the following: (i) March 31, 2027; (ii) with respect to options granted under the 2020 Plan, the occurrence of a Sale of the Company (as defined therein), or (iii) with respect to options granted under the 2022 Plan and the 2024 Plan, the occurrence of a Sale Event (as defined therein). The Company is in the process of determining the incremental compensation expense associated with this repricing.

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

Our clinical development program for PGN-EDODM1 includes two studies, FREEDOM-DM1, or FREEDOM, a multinational, randomized, double-blind, placebo-controlled Phase 1 single ascending dose, or SAD, study, and FREEDOM2-DM1, or FREEDOM2, a multinational, randomized, double blind, placebo-controlled Phase 2 MAD study. In the FREEDOM study, we are enrolling adult participants with DM1 in multiple geographies including the U.S., U.K. and Canada, to evaluate the safety and tolerability of PGN-EDODM1, as well as oligonucleotide muscle concentrations, splicing correction and functional outcome measures at day 28 and at week 16 following a single dose of PGN-EDODM1. On September 24, 2025, we reported topline results from the 15 mg/kg cohort in the FREEDOM study of PGN-EDODM1, demonstrating a mean splicing correction of 53.7% following a single 15 mg/kg dose, noting that PGN-EDOM1 was generally well tolerated at this dose, with all drug-related adverse events mild or moderate in severity. Additionally, on February 24, 2025, we reported initial data from the 5 mg/kg and 10 mg/kg dose cohorts in this study where PGN-EDODM1 was observed to have a favorable emerging safety profile and robust splicing correction in a dose-dependent manner in the 5 and 10 mg/kg dose cohorts. Based on the positive splicing correction observed in the FREEDOM trial including the totality of the blinded safety data to date, we have decided to conclude dose escalation in the FREEDOM trial with the 15 mg/kg cohort.

The safety data from the ongoing FREEDOM study has informed the design of FREEDOM2, which is currently open in Canada and U.K. We also plan to open the FREEDOM2 study other geographies, including the U.S., subject to regulatory authorizations. FREEDOM2 is a Phase 2 randomized, double-blind, placebo-controlled MAD study of PGN-EDODM1 in DM1 patients. FREEDOM2 is designed to assess PGN-EDODM1’s safety and tolerability, splicing correction and functional outcome measures in DM1 patients. All participants in the 5 mg/kg dose cohort have been enrolled and received at least one dose and we expect to report data from this cohort in the first quarter of 2026.

The FDA has granted both orphan drug designation and Fast Track designation for PGN-EDODM1 for the treatment of DM1.

We have also initiated research efforts for additional potential investigational drugs addressing other neuromuscular diseases and neurologic disorders. On May 28, 2025, we announced that based on the levels of dystrophin protein measured in the 10 mg/kg cohort of the CONNECT1-EDO51 study investigating our candidate, PGN-EDO51, in Duchenne muscular dystrophy, or DMD, for patients amenable to exon 51 skipping, we have decided to voluntarily discontinue development of PGN-EDO51. Additionally, all DMD-related research and development activities, including our research efforts relating to exons 44, 45 and 53, are being wound down.

Initial Public Offering, ATM Program, Follow-on Offerings and Liquidity

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

On February 5, 2024, we issued and sold 1,000,000 of common stock shares at a purchase price of $10.00 per share under our at-the-market offering program, or ATM program, pursuant to an At-the-Market Equity Offering Sales Agreement, or Sales Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, resulting in net proceeds of $9.9 million. On February 9, 2024, we issued and sold 7,530,000 shares of common stock at a purchase price of $10.635 per share, which was the closing sale price of our common stock on the Nasdaq Global Select Market on February 6, 2024, in an underwritten follow-on offering, or the 2024 Offering. The 2024 Offering resulted in net proceeds of $76.4 million after deducting underwriters' fees of $3.7 million. Net proceeds from the ATM program and 2024 Offering, after deducting underwriters’ fees and costs of the offerings, were $86.3 million.

On September 26, 2025, we issued and sold 31,250,000 shares of common stock shares at a purchase price of $3.20 per share in an underwritten public offering, or the 2025 Offering. Pursuant to the underwriting agreement, we granted underwriters a 30-day option to purchase up to an additional 4,687,500 shares of common stock at a price of $3.20 per share which was exercised in full on September 25, 2025. The 2025 Offering resulted in net proceeds of $107.6 million after deducting underwriters' fees of $6.9 million and estimated offering expenses of $0.5 million.

Since our inception, we have not generated any revenue from product sales or other sources and have incurred significant operating losses and negative cash flows from our operations. Our primary uses of cash to date have been to fund our research and development activities, business planning, establishing and maintaining our intellectual property portfolio, acquiring and developing product and technology rights, hiring personnel, leasing premises and associated capital expenditures, raising capital, and providing general and administrative support for these operations. To date, we have funded our operations primarily through private placements of our convertible preferred stock and proceeds from our IPO, the ATM program, the 2024 Offering, and the 2025 Offering.

We have incurred operating losses in each year since our inception. Our net losses were $71.3 million and $67.7 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. As of September 30, 2025, we had cash, cash equivalents, and marketable securities of $163.7 million. As of September 30, 2025, we had an accumulated deficit of $342.8 million. Notwithstanding our decision to cease our research and development efforts in DMD, which we announced on May 28, 2025, we expect our expenses and operating losses will continue as we conduct our ongoing preclinical studies and current and planned clinical trials of PGN-EDODM1, continue our research and development activities, utilize third parties to manufacture our product candidates and related raw materials, hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with an exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs. In addition, we have several development, regulatory and commercial milestone payment obligations under our licensing arrangements. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, current and planned clinical trials, manufacturing campaigns and our expenditures on other research and development activities.

We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our currently planned operations into the second half of 2027. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which will not be for at least the next several years, if ever. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

The following table (in thousands) summarizes our research and development expenses for the three and nine months ended September 30, 2025 and September 30, 2024. The direct external development program expenses reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Our internal resources, personnel and infrastructure are not directly tied to any one research or drug discovery program and are deployed across multiple programs. As such, we do not track internal expenses on a program-specific basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
External expenses:
PGN-EDODM1	$5,375	$5,131	$21,771	$15,979
PGN-EDO51	840	2,826	8,838	15,270
Other programs and unallocated expenses	105	854	539	1,772
Total external expense	6,320	8,811	31,148	33,021
Internal expenses:
Personnel-related (including stock-based compensation)	4,955	6,332	18,267	17,126
Facilities and related costs	1,271	1,426	3,853	4,374
Other	877	1,153	3,924	2,996
Total research and development expenses	$13,423	$17,722	$57,192	$57,517

We continue to conduct our ongoing Phase 2 clinical trial of our investigational drug candidate, PGN-EDODM1. We have decided to conclude dose escalation in the FREEDOM trial with the 15 mg/kg cohort, based on the positive splicing correction observed and the totality of the blinded safety data to date. As stated above, on May 28, 2025, we announced that we have decided to voluntarily discontinue development of PGN-EDO51 and will be winding down all DMD-related research and development activities. Research and development expenses for our lead program can be variable quarter-over-quarter due to the timing of manufacturing campaigns, which are accounted for under the percentage of completion method. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving marketing approval for our remaining clinical stage product candidate or any new product candidates we develop.

The timelines and costs associated with research and development activities are uncertain and can vary significantly for our product candidate and development program due to the inherently unpredictable nature of preclinical and clinical development. We previously announced our decision to focus our development efforts on PGN-EDODM1, and to cease development of our DMD-related programs, and may make further determinations as to which programs in our research and development pipeline to pursue and how much funding to direct to each program. We will need to raise substantial additional capital in the future.

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

Income Taxes

We have not recorded a U.S. provision for federal or state income taxes as we have no revenue and have incurred losses since inception. We did not record any tax liability as of September 30, 2025 or September 30, 2024.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and September 30, 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and September 30, 2024 (in thousands):

	Three Months Ended September 30,		Period-to-
	2025	2024	Period Change
Operating expenses:
Research and development	$13,423	$17,722	$(4,299)
General and administrative	5,231	5,449	(218)
Total operating expenses	$18,654	$23,171	$(4,517)
Operating loss	$(18,654)	$(23,171)	$4,517
Other income (expense), net:
Interest income	634	1,826	(1,192)
Other income (expense), net	(6)	(39)	33
Total other income (expense), net	628	1,787	$(1,159)
Net loss before income tax	$(18,026)	$(21,384)	$3,358
Income tax expense	—	—	—
Net loss	$(18,026)	$(21,384)	$3,358

Research and Development Expenses

Research and development expenses decreased by $4.3 million from $17.7 million for the three months ended September 30, 2024, to $13.4 million for the three months ended September 30, 2025. This was attributable to a $1.4 million decrease in personnel-related costs, including a decrease of $0.5 million in stock-based compensation expense, a $1.2 million decrease in manufacturing costs related to the timing of manufacturing campaigns, and a $1.3 million decrease in preclinical costs as our two lead programs had advanced into clinical trials, prior to the discontinuation of our DMD program in late May 2025. This was additionally driven by a $0.5 million decrease in consulting-related costs and a $0.3 million decrease in facility and office related costs, including depreciation. These decreases are partially offset by a $0.4 million increase in clinical trial expense driven by costs related to our Phase 1 and Phase 2 clinical trials for PGN-EDODM1.

General and Administrative Expenses

General and administrative expenses decreased by $0.2 million from $5.4 million for the three months ended September 30, 2024, to $5.2 million for the three months ended September 30, 2025. The decrease was primarily driven by an decrease of $0.6 million in personnel-related costs, including a decrease of $0.4 million in stock-based compensation expense. That decrease is partially offset by a $0.4 million increase in consulting and legal expenses.

Other Income (Expense), Net

Other income (expense), net was income of $0.6 million for the three months ended September 30, 2025 and $1.8 million for the three months ended September 30, 2024. Interest is earned through our cash deposits and U.S. Treasury-backed money market funds.

Income Tax Expense

Income tax expense was nil for the three months ended September 30, 2025 and September 30, 2024.

Comparison of the Nine Months Ended September 30, 2025 and September 30, 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and September 30, 2024 (in thousands):

	Nine Months Ended September 30,		Period-to-
	2025	2024	Period Change
Operating expenses:
Research and development	$57,192	$57,517	$(325)
General and administrative	16,715	15,877	838
Total operating expenses	$73,907	$73,394	$513
Operating loss	$(73,907)	$(73,394)	$(513)
Other income (expense), net:
Interest income	2,598	5,682	(3,084)
Other expense (income), net	(6)	(27)	21
Total other income (expense), net	$2,592	$5,655	$(3,063)
Net loss before income tax	$(71,315)	$(67,739)	$(3,576)
Income tax expense	—	—	—
Net loss	$(71,315)	$(67,739)	$(3,576)

Research and Development Expenses

Research and development expenses decreased by $0.3 million from $57.5 million for the nine months ended September 30, 2024, to $57.2 million for the nine months ended September 30, 2025. This was attributable to a $3.9 million decrease in preclinical costs as our two lead programs had both advanced into clinical trials, prior to the discontinuation of our DMD program in late May 2025. Additionally, there was a $0.6 million decrease in facility and office related expenses, including depreciation, and a $0.2 million decrease in consulting expense. These decreases were partially offset by increased clinical trial costs of $2.3 million associated with the advancement of clinical development programs and charges taken during the second quarter of 2025 for estimated wind-down costs for the two clinical trials for PGN-EDO51. There was also a $1.1 million increase in personnel-related costs, and a $0.2 million increase in manufacturing costs related to the timing of manufacturing campaigns. There was also a $0.7 million increase in other research and development expenses related to the non-cash charge taken during the current year associated with the impairment of unused lab equipment.

General and Administrative Expenses

General and administrative expenses increased by $0.8 million from $15.9 million for the nine months ended September 30, 2024, to $16.7 million for the nine months ended September 30, 2025. The increase was primarily driven by an increase in consulting and legal expenses.

Other Income (Expense), Net

Other income (expense), net was income of $2.6 million for the nine months ended September 30, 2025 and $5.7 million for the nine months ended September 30, 2024. Interest is earned through our cash deposits and U.S. Treasury-backed money market funds.

Income Tax Expense

Income tax expense was nil for the nine months ended September 30, 2025 and September 30, 2024.

Liquidity and Capital Resources

Sources of Liquidity

From our inception in January 2018 through September 30, 2025, we have funded our operations primarily through the sale of our common stock and convertible preferred stock. We received aggregate gross proceeds of $163.9 million from these sales prior to our IPO. Additionally, in May 2022, we received gross proceeds from our IPO of $122.9 million.

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

On February 9, 2024, we issued and sold 7,530,000 shares of common stock in the 2024 Offering at a purchase price of $10.635 per share, resulting in net proceeds of $76.4 million after deducting underwriters’ fees and offering costs of $3.7 million.

On June 28, 2024, we filed a second shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale of an amount up to $250.0 million in the aggregate of shares of our common stock, preferred stock, debt securities, warrants, and/or units or any combination thereof, which was declared effective on July 8, 2024.

On September 26, 2025, we issued and sold 31,250,000 shares of common stock shares at a purchase price of $3.20 per share in the 2025 Offering. Underwriters exercised their option to purchase an additional 4,687,500 shares of common stock at a price of $3.20 per share on September 25, 2025. The 2025 Offering resulted in net proceeds of $107.6 million after deducting underwriters' fees of $6.9 million and estimated offering expenses of $0.5 million.

Future Funding Requirements

As of September 30, 2025, we had cash, cash equivalents, and marketable securities of $163.7 million. We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our currently planned operations into the second half of 2027. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for the nine months ended September 30, 2025 and September 30, 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(65,790)	$(62,897)
Investing activities	51,009	(64,169)
Financing activities	108,150	88,621
Effect of exchange rate changes on cash	(15)	(40)
Net increase (decrease) in cash, cash equivalents and restricted cash	$93,354	$(38,485)

Operating Activities

For the nine months ended September 30, 2025, net cash used in operating activities was $65.8 million resulting from our net loss of $71.3 million and changes in our operating assets and liabilities of $5.8 million, partially offset by non-cash adjustments of $11.3 million. The net changes in our operating assets and liabilities were primarily due to a decrease of $3.5 million in accrued expenses and a decrease of $2.3 million in operating lease liabilities. The non-cash adjustments included $8.2 million of stock-based compensation, $1.1 million of depreciation expense, $1.4 million of amortization of discounts on our marketable securities, and $2.8 million of amortization and interest accretion on our operating lease. Additionally, there was a non-cash adjustment of $0.7 million related to the impairment of unused lab equipment.

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

Investing Activities

For the nine months ended September 30, 2025, net cash provided by investing activities was $51.0 million resulting from $58.0 million in maturities of marketable securities partially offset by $6.7 million in purchases of marketable securities and $0.3 million in purchases of property and equipment.

For the nine months ended September 30, 2024, net cash used in investing activities was $64.2 million resulting from $123.9 million in purchases of marketable securities partially offset by $60.0 million in maturities of marketable securities.

Financing Activities

For the nine months ended September 30, 2025, net cash provided by financing activities was $108.2 million resulting from $108.1 million in proceeds from the 2025 Offering and $0.1 million of proceeds from the purchase of shares under employee equity plans, partially offset by $0.1 million in the payment of offering costs.

For the nine months ended September 30, 2024, net cash provided by financing activities was $88.6 million resulting from $76.9 million in proceeds from the 2024 Offering, $9.9 million in proceeds from sales under the Sales Agreement, and $2.4 million from proceeds from the purchase of shares under employee equity plans, partially offset by $0.5 million in the payment of deferred offering costs.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from those described in our financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of September 30, 2025, we had $163.7 million in cash, cash equivalents, and marketable securities, consisting of cash in a readily available checking account and U.S. treasury-backed money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term maturities of our investments, we believe a hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would not have had a material impact on our financial results.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and money market accounts. As of September 30, 2025, our cash and money market accounts were held by three financial institutions in the U.S. At times, our deposits held in the U.S. may exceed the respective insured limits of the Federal Depository Insurance Corporation and Financial Services Compensation Scheme.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be a party to litigation or subject to claims incident to the ordinary course of business. On June 9, 2025, a putative shareholder class action captioned Johnny Karam v. PepGen Inc., et al. was filed in the United States District Court for the Eastern District of New York, naming the Company and our Chief Executive Officer and Chief Financial Officer as defendants. The lawsuit was filed by a stockholder who claims to be suing on behalf of anyone who purchased or otherwise acquired our securities between March 7, 2024 and March 3, 2025. The lawsuit alleges that material misrepresentations and/or omissions of material fact were made in our public disclosures in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The alleged improper disclosures relate primarily to statements regarding PGN-EDO51. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. On July 15, 2025, the action was transferred to the United States District Court for the District of Massachusetts. We believe that the allegations contained in the complaint are without merit and intend to defend the case vigorously. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense costs, diversion of management resources and other factors. We have not recorded an estimate of the possible loss associated with this legal proceeding due to the uncertainties related to both the likelihood and the amount of any possible loss or range of loss. Separately, by a letter received by us on September 29, 2025, a putative shareholder of the Company made a purported shareholder demand based on substantially the same allegations as those set forth in the above-mentioned putative class action suit.

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

Since inception, we have incurred significant operating losses. Our net losses were $71.3 million and $67.7 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $342.8 million. To date, we have financed our operations primarily with the proceeds raised from the sale of our convertible preferred stock in private placements and common stock in our IPO and our equity offerings in 2024 and 2025, described below. We have devoted substantially all of our financial resources and efforts to research and development activities, business planning, establishing and maintaining our intellectual property portfolio, acquiring and developing product and technology rights, hiring personnel, leasing premises and associated capital expenditures, raising capital, and providing general and administrative support for these operations. We are still in the early stages of development of our programs and have only advanced two product candidates into clinical development. We announced in May 2025 that we are focusing our efforts on the development of PGN-EDODM1 and have voluntarily discontinued development of PGN-EDO51. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

•
continue to advance our PGN-EDODM1 program in DM1 through clinical development, including if enrollment for the FREEDOM2 study takes longer than anticipated;
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

While we have initiated a Phase 1 clinical trial for PGN-EDODM1 and more recently, a Phase 2 clinical trial for PGN-EDODM1, we expect that it will be many years, if ever, before we have a product candidate ready for commercialization. We also previously completed a Phase 1 and initiated two Phase 2 clinical trials for PGN-EDO51; however, following our evaluation of the results from the 10 mg/kg cohort in the CONNECT1 trial of PGN-EDO51 in May 2025, we voluntarily decided to discontinue development of PGN-EDO51 and are in the process of winding down all research and development in DMD. All of our other research programs are still in the research or preclinical stage of development, and their risk of failure is therefore particularly high. To become and remain profitable, we must succeed in developing, obtaining the necessary regulatory approvals for and eventually commercializing a product or products that generate significant revenue. The ability to achieve this success will require us to be effective in a range of challenging activities, including:

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

If we are unable to raise substantial additional funding when needed, we could be forced to delay, scale back or discontinue our product development programs or future commercialization efforts.

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we identify, continue the research and development of, continue preclinical testing and initiate clinical trials of, arrange for the manufacturing of, and potentially seek marketing approval for our product candidates that successfully complete clinical testing. To date, we have initiated a Phase 1 clinical trial for PGN-EDODM1, and more recently, a Phase 2 clinical trial for PGN-EDODM1. We previously completed a Phase 1 and initiated two Phase 2 clinical trials for PGN-EDO51. However, in May 2025, we voluntarily decided not to continue development of PGN-EDO51 following our evaluation of the results from our CONNECT1 Phase 2 clinical trial and are in the process of winding down all research and development in DMD. We expect to continue to incur expenses to wind down our DMD program through the end of 2025. If we obtain marketing approval for any product candidate, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed, on attractive terms or at all, we may be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of September 30, 2025, we had cash, cash equivalents, and marketable securities of $163.7 million. Prior to our IPO in May 2022, we raised aggregate gross proceeds of $133.5 million from the private placement of convertible preferred stock. We raised aggregate gross proceeds of $122.9 million from our IPO. Subsequent to our IPO, in February 2024 we received net proceeds from our ATM program and 2024 Offering, after deducting underwriters' fees and costs of the offerings, of $86.3 million. In September 2025, we completed the 2025 Offering which resulted in net proceeds of $107.6 million after deducting underwriters' fees and estimated offering expenses.

We will require significant additional funding to advance PGN-EDODM1 beyond the initial FREEDOM2 data readouts in 2026 to sustain our operations. We may be unable to raise additional funds, on favorable terms, if at all. If we are unable to raise such capital when needed, we will need to delay, reduce or terminate some or all planned activities to reduce costs and we may be required to initiate steps to cease operations and settle our liabilities. The failure to obtain sufficient additional funds on commercially acceptable terms to fund our operations and satisfy our obligations to creditors may have a material adverse effect on our business, results of operations and financial condition and jeopardize our ability to continue operations in the near-term.

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

We commenced operations in 2018, have no products approved for commercial sale and have not generated any revenue from product sales. To date, our operations have been limited to organizing and staffing our company, business planning, executing collaborations, raising capital, licensing, conducting research activities, conducting preclinical studies of our programs and clinical trials of our product candidates, filing and prosecuting patent applications and providing general and administrative support for these operations. We have initiated a Phase 1 clinical trial for PGN-EDODM1, and more recently, a Phase 2 clinical trial for PGN-EDODM1. We previously completed a Phase 1 and initiated two Phase 2 clinical trials for PGN-EDO51. However, in May 2025, we voluntarily decided not to continue development of PGN-EDO51 following our evaluation of the results from our CONNECT1 Phase 2 clinical trial and are in the process of winding down all research and development in DMD. All of our other research programs are still in the research or preclinical stage of development, and their risk of failure is high. We have not yet demonstrated our ability to successfully complete clinical trials consistently, obtain marketing approvals, manufacture product on a commercial scale or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

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

Risks Related to Discovery, Development, Preclinical and Clinical Testing

We are early in our development efforts having conducted only two Phase 1 and three Phase 2 clinical trials since our inception. If we are unable to advance our product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts and have invested our research efforts to date in developing our EDO platform. We have a portfolio of research programs, and until May 2025, we had two product candidates in clinical trials —PGN-EDODM1 for DM1 and PGN-EDO51 for DMD. We have initiated a Phase 1 clinical trial, designated FREEDOM, for our product candidate, PGN-EDODM1, and began dosing participants in December 2023. We have reported single-dose data for all of the planned cohorts (5, 10 and 15 mg/kg) in the Phase 1 FREEDOM study. Based on the positive splicing correction observed and the totality of the blinded safety data to date, we have decided to conclude dose escalation in the FREEDOM trial with the 15 mg/kg cohort. On September 24, 2025, we reported positive initial clinical data, including a dose-dependent mean splicing correction (53.7%) at the 15 mg/kg dose level of the ongoing FREEDOM Phase 1, single ascending dose (SAD) study. We have also opened a Phase 2 clinical trial, FREEDOM2, in Canada and the U.K. All participants in the 5mg/kg cohort have been enrolled and received at least one dose. In May 2025, we announced that based on the levels of dystrophin protein measured in the 10 mg/kg cohort of CONNECT1, we decided to voluntarily discontinue development of our first product candidate, PGN-EDO51, and are in the process of winding down all DMD-related research and development activities, including our research efforts in exon 44, 45 and 53.

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

We advanced two product candidates, PGN-EDO51 and PGN-EDODM1, into the clinic, and completed a Phase 1 trial of PGN-EDO51 in HVs. However, the positive results we observed in our preclinical studies and in the completed Phase 1 trial of PGN-EDO51 were not repeated at the same level in our CONNECT1 Phase 2 clinical trials, and we decided to discontinue development of PGN-EDO51. Accordingly, the results observed in our preclinical and clinical studies of PGN-EDODM1 may not be repeated in our ongoing Phase 2 clinical study. Moreover, regulatory authorities may disagree with the interpretation of data from our trials.

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

The risk of failure in developing product candidates is high. It is impossible to predict when or if any product candidate would prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development, obtain regulatory clearance to commence clinical trials, and then conduct extensive clinical trials to demonstrate the safety and efficacy of product candidates in humans. To date, we have initiated a Phase 1 clinical trial for PGN-EDODM1, and more recently, a Phase 2 clinical trial for PGN-EDODM1. We previously completed a Phase 1 and initiated two Phase 2 clinical trials for PGN-EDO51. However, in May 2025, we voluntarily decided not to continue development of PGN-EDO51 following our evaluation of the results from our CONNECT1 Phase 2 clinical trial and announced our plans to cease all research and development in DMD. We are in the process of winding down all research and development in DMD.

Clinical trials may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses, and earlier results, both preclinical and clinical, may not be indicative of future clinical trial results. For example, as noted above, in the case of PGN-EDO51, our product candidate for DMD, based on the levels of dystrophin protein measured in the 10 mg/kg cohort of CONNECT1, despite a favorable emerging safety profile, we decided to voluntarily discontinue development of PGN-EDO51 and are in the process of winding down all DMD-related research and development activities, including our research efforts in DMD relating to exons 44, 45 and 53. Even if our clinical trials are successful, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance, varying interpretations of clinical data or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.

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

We are in the early stages of our programs and have initiated Phase 1 and Phase 2 clinical trials for our PGN-EDODM1 product candidate and reported initial data from three cohorts of our Phase 1 trial of PGN-EDODM1, but we have not completed IND- or CTA-enabling activities for any earlier stage product candidates or advanced any other product candidates (except PGN-EDO51) into clinical development. As a result, our belief in the capabilities of our platform is based on early research, preclinical studies, and early data from our early-stage studies and clinical trials. However, the results of preclinical studies may not be predictive of the results of later preclinical studies or clinical trials, and the results of any early-stage clinical trials may not be predictive of the results of later clinical trials. For example, since PGN-EDO51 did not achieve target dystrophin levels in the CONNECT1 trial, we made the decision to discontinue development of our DMD programs.

We have reported single-dose data for all of the planned cohorts (5,10 and 15 mg/kg) in the Phase 1 FREEDOM study. While we observed robust dose-dependent mean splicing correction at the 10 and 15 mg/kg dose level, we observed limited change in functional outcomes after a single dose over one month. We believe robust splicing correction with PGN-EDODM1 has the potential to lead to meaningful functional improvements with repeat dosing over time, but this may not be the case. Initial success in clinical trials, including in our FREEDOM study, may not be indicative of results obtained when additional interim data is obtained or when such trials are completed, as was the case with our CONNECT1 study. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Our program for PGN-EDO51 was not successful and our other clinical trials, including FREEDOM and FREEDOM2, may not ultimately be successful or support further clinical development of our product candidates. There is a high failure rate for product candidates proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Such setbacks in our clinical development, including with respect to our PGN-EDO51 program, could materially harm our business and results of operations.

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

From time to time, we may publicly disclose preliminary or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, on February 24, 2025, we announced initial results from our FREEDOM Phase 1 trial from the 5 and 10 mg/kg dose cohorts and on September 24, 2025, we announced initial clinical data, including a dose-dependent mean splicing correction (53.7%) at the 15 mg/kg dose level of the ongoing FREEDOM Phase 1, single ascending dose (SAD) study. The topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data and preliminary results should be viewed with caution until the final data are available. For example, based on preclinical, HV and early data in patients, we believed that with a longer treatment period and higher doses of PGN-EDO51, we could expect to see higher levels of exon skipped transcript potentially resulting in significant increases in dystrophin in our CONNECT1 Phase 2 trial. However, the data from the 10 mg/kg cohort of CONNECT1 demonstrated that PGN-EDO51 did not achieve target dystrophin levels, and we made the decision to discontinue development of our DMD programs.

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

Moreover, there have been only a limited number of clinical trials involving the use of peptide conjugated oligonucleotide therapeutics or our proprietary technology used in our EDO platform.

For example, in our Phase 1 and Phase 2 clinical trials of PGN-EDO51, we observed mild, transient, reversible changes in kidney biomarkers that resolved without intervention in all but one participant who experienced a non-life threatening serious adverse event and transient mild to moderate hypomagnesemia that resolved without intervention or with low-dose oral magnesium supplementation. One participant experienced a reduction of his estimated glomerular filtration rate, or eGFR, that a subsequent nuclear scan indicated was in the normal range. There were no treatment-related SAEs, and all treatment-related adverse events were mild. Despite what we believed to be a favorable emerging safety profile for PGN-EDO51, in May 2025, following a review of the dystrophin data from the 10 mg/kg cohort, we made the voluntary decision to cease development of PGN-EDO51. Additionally, we have reported data from the 5, 10 and 15 mg/kg dose cohorts in our FREEDOM Phase 1 study in DM1 patients. Based on the positive splicing correction observed and the totality of the blinded safety data in the FREEDOM trial to date, we decided to conclude dose escalation in the FREEDOM trial with the 15 mg/kg cohort. Although PGN-EDODM1 was generally well tolerated, we will continue to monitor safety results, including renal biomarker-related AEs, to assess optimal dose in the multi-dose cohorts in FREEDOM2. Given the early stage of clinical development, there can be no assurance that PGN-EDODM1 will not cause undesirable side effects in patients with further dosing and dose escalation, including safety events similar to those observed in our studies with PGN-EDO51.

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

We currently depend on a small number of third-party suppliers to supply the product candidates that we are evaluating in our research and development programs. The loss of these or future third-party suppliers, or their inability to provide us with sufficient supply, could harm our business.

We do not own or operate manufacturing facilities and have no current plans to develop our own clinical or commercial-scale manufacturing capabilities. We rely on a small number of third-party suppliers for the manufacture and testing of the product candidates that we are evaluating in our research and development programs, including PGN-EDODM1. We expect to continue to depend on third-party suppliers for the manufacture of any product candidates we advance into preclinical and clinical development, as well as for commercial manufacture if those product candidates receive marketing approval. The facilities used by third-party manufacturers to manufacture our product candidates must be approved by the FDA, the EMA and any comparable foreign regulatory authority pursuant to inspections that will be conducted after we submit an NDA to the FDA or any comparable filing to the EMA or other foreign regulatory authority. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP requirements for the manufacture of products. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, the EMA or any comparable foreign regulatory authority, we may incur delays in our clinical trials or regulatory submissions, and they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities.

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

Additionally, if supply from one approved manufacturer is interrupted, there could be a significant disruption in supply. An alternative manufacturer would need to be qualified and authorized pursuant to a submission to our approved NDA or NDA supplement which could result in further delay. Further, we will also need to verify, such as through analytical comparability or clinical bridging studies, that any new or modified manufacturing processes will produce our product candidate according to the specifications previously submitted to the FDA, the EMA or comparable foreign regulatory authorities. The delays associated with the verification of a new third-party manufacturer could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a third-party manufacturer may possess technology related to the manufacture of our product candidate that such third-party manufacturer owns independently. This would increase our reliance on such third-party manufacturer or require us to obtain a license from such third-party manufacturer in order to have another third-party manufacturer manufacture our product candidates. We may be unsuccessful in demonstrating the comparability of clinical supplies to those previously allowed into clinical development by the FDA, the EMA or comparable foreign regulatory authorities which could require the conduct of additional studies or clinical trials.

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

We are dependent on single-source suppliers for some of the components and materials used in our product candidates.

Many of the suppliers for components and materials used in our product candidates, including the manufacturer for active pharmaceutical ingredient and finish product for PGN-EDODM1, are single-sourced. We cannot ensure that these suppliers or service providers will remain in business, have sufficient capacity or supply to meet our needs or that they will not be purchased by one of our competitors or another company that is not interested in continuing to work with us. Our use of single-source suppliers of raw materials, components, key processes, active pharmaceutical ingredients and finished goods could expose us to several risks, including disruptions in supply, price increases or late deliveries. There are, in general, relatively few alternative sources of supply for substitute components. These vendors may be unable or unwilling to meet our future demands for our clinical trials or commercial sale. Establishing additional or replacement suppliers for these components, materials and processes could take a substantial amount of time and it may be difficult to establish replacement suppliers who meet regulatory requirements. Any disruption in supply from any single-source supplier or service provider could lead to supply delays or interruptions which would damage our business, financial condition, results of operations and prospects.

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

We have no experience as a company in conducting, completing and managing the full suite of clinical trials necessary to obtain regulatory approvals, including approval by the FDA, the European Commission or comparable foreign regulatory authorities, or in obtaining approval of any of our product candidates. We are early in our development efforts for our product candidates. We successfully completed a Phase 1 clinical trial and initiated Phase 2 trials for our initial product candidate, PGN-EDO51. However, in May 2025, we made the voluntary decision to end the development of PGN-EDO51. We have also initiated a Phase 1 and a Phase 2 clinical trial for PGN-EDODM1. We will need to successfully complete IND- or CTA-enabling activities, early-stage, later-stage and pivotal clinical trials, in order to obtain FDA, European Commission or comparable foreign regulatory approval to market PGN-EDODM1, and any future product candidates.

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

In addition, based on our observations in preclinical studies that treatment with PGN-EDODM1 led to robust correction of mis-splicing and myotonia, as well as the robust dose-dependent splicing correction observed in the initial data from the 5, 10 and 15 mg/kg cohorts in our FREEDOM Phase 1 study, we believe PGN-EDODM1 has the potential to lead to meaningful functional improvements with repeat dosing over time. However, our belief based on this data may be erroneous. There can be no assurance that our expectations of robust splicing correction and improved functional outcomes will be reflected in continued clinical evaluation of PGN-EDODM1 in DM1 patients, including in our ongoing FREEDOM2 MAD study.

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

Currently, federal agencies in the U.S. are operating under a federal government shutdown due to the expiration of the continuing resolution on September 30, 2025. The duration of the current government shutdown is unknown. In addition, the current U.S. administration is focused on reducing costs of the federal government generally, including significantly reducing the number of government employees. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and approve proposed clinical studies and new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other federal agencies, including substantial leadership departures, personnel cuts, and policy changes, may also slow the time necessary for proposed clinical studies or new drugs to be reviewed and/or approved, which would harm our business. Changes and cuts in FDA staffing have been reported by some in the pharmaceutical industry as creating delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.

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

With the change in the U.S. presidential administration in 2025, there have been numerous legislative and regulatory changes, and there continues to be substantial uncertainty as to whether and how the Trump administration will continue to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Additionally, the new administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment in which to pursue the development of new therapeutic candidates.

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

Further, the Trump Administration has issued several Executive Orders in 2025 that could have an impact on the prices that we, or any collaborators, may receive for any approved products. For example:

•
On May 12, 2025, President Trump signed the executive order, “Delivering Most-Favored-Nation Prescription Drug Pricing,” which directs the Secretary of HHS to set and communicate most-favored-nation price targets to manufacturers and propose a rulemaking plan to impose most-favored-nation pricing if “significant progress” is not made towards achieving such pricing. It also directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the Administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer American consumers the most-favored-nation lowest price. Notably, a rule enacted under the first Trump Administration, also known as the “Most Favored Nations” rule, would have set Medicare Part B reimbursement at an amount no higher than the lowest price that a drug manufacturer receives on a particular product in an index of foreign countries. This rule was the subject of litigation and was formally rescinded by the former Biden Administration in August 2021. In July 2025, President Trump sent letters to 17 pharmaceutical companies indicating that proposals received by the Administration to date have not been sufficient and demanding that these companies extend MFN pricing to Medicaid and newly launched drugs as well as move to direct-to-consumer models priced at MFN pricing, and soliciting binding commitments from these companies by September 29, 2025. On September 30, 2025, the White House announced the first MFN agreement (with Pfizer), and reports indicate additional negotiations are ongoing. The scope, timing, and ultimate impact of any further actions or agreements remain uncertain. Further, in September and October 2025, multiple drug manufacturers announced plans to, for certain of their drugs, lower prices to reflect similar pricing around the world, and to sell these reduced-price drugs on a direct-to-consumer purchasing platform that is yet to be developed by the federal government.
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

Among other requirements, the GDPR includes restrictions on cross-border transfers of personal data subject to the GDPR to countries outside the EEA/U.K. that have not been found to provide adequate protection to such personal data (third countries), unless a valid GDPR transfer mechanism (for example, the European Commission approved Standard Contractual Clauses, or SCCs, certification to the EU-U.S. Data Privacy Framework (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the framework) and the U.K. International Data Transfer Agreement/Addendum, or U.K. IDTA) has been put in place. Where relying on the SCCs /U.K. IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal data. The international transfer obligations under the EEA/U.K. data protection regimes will require significant effort and cost and may result in us needing to make strategic considerations around where EEA/U.K. personal data is transferred and which service providers we can utilize for the processing of EEA/U.K. personal data. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. Switzerland has also adopted similar restrictions on transfer of personal data outside of its borders. Although the U.K. is regarded as a third country under the EU’s GDPR, the European Commission has adopted an (adequacy decision) in favor of the U.K., a decision recognizing the U.K. as providing adequate protection under the EU GDPR and enabling data transfers from EU Member States to the

U.K. without additional safeguards. The U.K. adequacy decision was due to expire in June 2025 but in May 2025 the European Commission adopted a decision to extend the validity of the U.K. adequacy decision for six months, from June until December 2025. In July 2025, the Commission published a draft adequacy decision determining that the U.K. continues to offer a level of data protection that is “essentially equivalent” to the EU standards. This follows the U.K.’s adoption of the Data (Use and Access) Act 2025, or the DUAA, on June 19, 2025, and signals positive momentum for the renewal of the U.K.’s adequacy status, currently set to expire on December 27, 2025. It is unclear how U.K. data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the U.K. will be regulated in the long term. Although the EU GDPR and the U.K. GDPR currently impose substantially similar obligations it is possible that over time the respective provisions, interpretations and enforcement of the EU GDPR and U.K. GDPR may further diverge in the future and create additional regulatory challenges and uncertainties. The lack of clarity on future U.K. laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and cost to our handling of U.K. and EEA personal data and our privacy and data security compliance programs, and could require us to implement different compliance measures for the U.K. and the EEA.

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

The development and commercialization of new drug products is highly competitive. We face competition with respect to our product candidates from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently are pursuing the development of products for the treatment of many of the disorders for which we are conducting research programs. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

We expect to face competition from existing products and product candidates in development for our programs. For our sole clinical-stage product candidate, DM1, there are currently no approved therapies to treat the underlying cause of the disease. Pipeline candidates currently in development to treat DM1 include several approaches that target DMPK RNA. These include AOC 1001, an antibody linked siRNA in Phase 3 clinical development by Avidity Biosciences, Inc., or Avidity, which has agreed to be acquired by Novartis, subject to various closing conditions; DYNE-101, an antibody conjugated antisense oligonucleotide in Phase 2 clinical development by Dyne, with an ongoing registrational expansion cohort reportedly intended to support a potential submission for accelerated approval in the U.S. and with plans by Dyne to initiate a confirmatory Phase 3 clinical trial of DYNE-101 in Q1 2026; VX-670, a peptide conjugated PMO in Phase 2 originally developed by Entrada Therapeutics, Inc., or Entrada, and Vertex; and ARO-DM1, a conjugated siRNA in Phase 1/2 clinical development by Sarepta, originally developed by Arrowhead Pharmaceuticals, Inc., or Arrowhead. There are additional approaches under development such as ATX-01, a microRNA that modulates expression of MBNL1 by Arthex Biotech S.L., that is in Phase 1/2a clinical development. Another small molecule, tideglusib, which is a GSK3-ß inhibitor is in clinical development by AMO for the congenital phenotype of DM1.

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

We will also compete more generally with other companies developing alternative scientific and technological approaches, including other companies working to develop conjugates with oligonucleotides for extra-hepatic delivery, including Alnylam Pharmaceuticals, Inc., Aro Biotherapeutics Co., Arrowhead, Avidity (which has agreed to be acquired by Novartis), Dicerna Pharmaceuticals, Inc. (acquired by Novo Nordisk), Dyne, Entrada, Ionis Pharmaceuticals, Inc., PYC Therapeutics Limited and Sarepta, as well as gene therapy and gene editing approaches.

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

Our success depends in large part on our and our licensors’ ability to obtain and maintain patent and other intellectual property protection in the U.S. and other jurisdictions. We and our licensors have sought, and will seek, to protect our proprietary position by filing additional patent applications in the U.S. and abroad related to certain technologies and our platform that are important to our business. However, our patent portfolio is at a somewhat early stage; there are nine issued patents (one of which is a European patent validated in five countries), which we in-licensed from Oxford University Innovation Limited, or OUI, and the Medical Research Council of United Kingdom Research and Innovation, or MRC, and substantive examination of many of the currently pending patent applications we own or license has yet to begin. In addition, there can be no assurance as to whether or when our patent applications will issue as granted patents. Our ability to stop third parties from making, using, selling, marketing, offering to sell, importing and commercializing our product candidates and our technology is dependent upon the extent to which we have rights under valid and enforceable patents and other intellectual property that cover our platform and technology. If we are unable to secure, maintain, defend and enforce patents and other intellectual property with respect to our product candidates and our technology, it would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Furthermore, our licensors have, or may in the future have, the right to terminate a license if we materially breach the agreement and fail to cure such breach within a specified period or in the event we undergo certain bankruptcy events. In spite of our best efforts, our current or any future licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements. If our license agreements are terminated, we may lose our rights to develop and commercialize product candidates and technology, lose patent protection, experience significant delays in the development and commercialization of our product candidates and technology, incur liability for damages, and hinder our ability to raise additional capital, attract investors, and create litigation distracting to management and which diverts capital resources. If these in-licenses are terminated, or if the underlying intellectual property fails to provide the intended exclusivity, our competitors or other third parties could have the freedom to seek regulatory approval of, and to market, products and technologies identical or competitive to ours and we may be required to cease our development and commercialization of certain of our product candidates and technology. In addition, we may seek to obtain additional licenses from our licensors and, in connection with obtaining such licenses, we may agree to amend our existing licenses in a manner that may be more favorable to the licensors, including by agreeing to terms that could enable third parties, including our competitors, to receive licenses to a portion of the intellectual property that is subject to our existing licenses and to compete with our product candidates and our technology. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

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

As of September 30, 2025, we had 57 full-time employees. As our development progresses, we expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs and, if any product candidate receives marketing approval, sales, marketing, distribution and coverage and reimbursement capabilities. To manage our potential future growth, we must continue to implement and improve our managerial, operational and financial systems, and continue to recruit and train necessary qualified personnel and longer-term, may need to expand our facilities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and/or licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. In February 2024, we sold shares of our common stock under our ATM program and in the Follow-on Offering, receiving aggregate net proceeds of $86.3 million after deducting underwriters' fees and costs of the offerings. In September 2025, we sold shares of our common stock in a public offering which resulted in net proceeds of $107.6 million after deducting underwriters' fees and estimated offering expenses. Any debt financing or preferred equity financing, if available, may involve, agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making capital expenditures, declaring dividends or encumbering our assets to secure future indebtedness.

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

Based upon our common stock outstanding as of September 30, 2025, our executive officers, directors, greater than five percent shareholders and their affiliates beneficially own approximately 41.5% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, even though some of these persons or entities may have interests that are different than those of yours. For example, these stockholders, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of substantially all of our assets.

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

As a company that carries out extensive research and development activities, we sought to benefit from the U.K. research and development tax relief programs, being the Small and Medium-sized Enterprises R&D tax relief program, or SME Program, and, to the extent that our projects are grant funded or relate to work subcontracted to the company by third parties, the Research and Development Expenditure Credit program, or RDEC Program. Under the SME Program, we may be able to surrender the trading losses that arise from our qualifying research and development activities for a cash rebate of approximately 33.4% of the surrenderable losses. The majority of our research and development activities during 2021 were eligible for inclusion within these tax credit cash rebate claims. We may not be able to continue to claim payable research and development tax credits in the future if we cease to qualify as an SME, based on size criteria concerning employee headcount, turnover and gross assets or if we no longer conduct qualifying research and development activities through our wholly-owned subsidiary PepGen Limited. The U.K. Finance Act of 2021 introduced a cap on payable credit claims under the SME Program in excess of £20,000 with effect from April 2021 by reference to, broadly, three times the total PAYE and NICs liability of the company, subject to an exception which prevents the cap from applying. That exception requires the company to be creating, taking steps to create or managing intellectual property, as well as having qualifying research and development expenditure in respect of connected parties which does not exceed 15% of the total qualifying expenditure. If such exception does not apply, this could restrict the amount of credit that we are able to claim. For the nine months ended September 30, 2025, our research and development tax credits from the U.K. government were not material as the intellectual property was transferred from our wholly-owned U.K. subsidiary, PepGen Limited, to the parent company, PepGen Inc. in January 2022.

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

Use of Proceeds from our Initial Public Offering of Common Stock

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

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the third quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

PEPGEN INC.

Date: November 12, 2025	By:	/s/ James McArthur
James McArthur
Chief Executive Officer

Date: November 12, 2025	By:	/s/ Noel Donnelly
Noel Donnelly
Chief Financial Officer