Form 10-K
period 2025-12-31
PepGen Inc.
filed 2026-03-04
CIK 1835597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on Nasdaq Global Select Market on June 30, 2025, was $16.9 million. The number of shares of Registrant’s Common Stock outstanding as of February 26, 2026 was 69,115,292.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

Auditor Firm Id:	185	Auditor Name:	KPMG LLP	Auditor Location:	San Diego, CA, USA

i

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, or Form 10-K, contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management and which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Form 10-K include, but are not limited to, statements about:

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
•
our ability to obtain funding for our operations necessary to complete further development and commercialization of our existing product candidate or future product candidates;
•
our ability to obtain and maintain regulatory approval of our existing product candidate or future product candidates;
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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions, and are subject to change due to known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk Factors” and elsewhere in this Form 10-K. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. You should read this Form 10-K and the documents that we reference in this Form 10-K and have filed with the U.S. Securities and Exchange Commission, or the SEC, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

The forward-looking statements in this Form 10-K represent our views as of the date of this Form 10-K. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Form 10-K.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain.

This Form 10-K also contains estimates, projections and other information concerning our industry, our business and the markets for our programs and product candidates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from our own internal estimates and research as well as from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. While we are not aware of any misstatements regarding any third-party information presented in this Form 10-K, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties and are subject to change based on various factors, including those discussed under the section titled “Risk Factors” and elsewhere in this Form 10-K.

TRADEMARKS

This Form 10-K contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

SUMMARY OF RISK FACTORS

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

•
We are substantially dependent on the success of our lead product candidate, PGN-EDODM1. If we are unable to complete development of, obtain approval for and commercialize PGN-EDODM1 in a timely manner or at all, our business will be harmed.
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
•
We are early in our development efforts, having conducted only two Phase 1 and three Phase 2 clinical trials since our inception and as a result it will be years before we commercialize a product candidate, if ever. If we are unable to advance our remaining clinical stage product candidate through clinical trials, obtain marketing approval and ultimately commercialize it, or experience significant delays in doing so, our business will be materially harmed.
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
•
If we experience delays or difficulties in the enrollment of patients in clinical trials, our ability to complete clinical trials may be adversely impacted.
•
If any of our product candidates cause undesirable side effects or have other unexpected adverse properties, such side effects or properties could delay or prevent the initiation or completion of clinical trials, regulatory approval, limit the commercial potential or result in significant negative consequences following any potential marketing approval.
•
We rely, and expect to continue to rely, on third parties to conduct some or all aspects of our product manufacturing, research, preclinical and clinical testing, and these third parties may not perform satisfactorily. If we need to replace one or more of these third parties, our development plans may be significantly delayed and we may expend more funds then currently planned.
•
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
•
We plan to seek approval from the FDA or comparable foreign regulatory authorities, where applicable, under the accelerated approval pathways. We may fail to obtain approval under such accelerated approval pathways. Moreover, these pathways may not lead to a faster development, regulatory review or approval process and do not increase the likelihood that our product candidates will receive marketing approval.
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

The summary risk factors described above should be read together with the text of the full risk factors below in the section titled “Risk Factors” in Part I, Item 1.A. and the other information set forth in this Form 10-K, as well as in other documents that we file with the SEC. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

PART I

Item 1. Business.

Overview

PepGen Inc. (also referred to as “PepGen,” “we,” “our” or “us”) is a clinical-stage biotechnology company advancing the next generation of oligonucleotide therapeutics with the goal of transforming the treatment of severe neuromuscular and neurologic diseases. Our proprietary Enhanced Delivery Oligonucleotide, or EDO, platform is founded on over a decade of research and development and leverages cell-penetrating peptides, or CPPs, to improve the uptake and activity of conjugated oligonucleotide therapeutics. Our EDO peptides are engineered to optimize tissue penetration, cellular uptake and nuclear delivery, and in preclinical studies, we have observed their ability to transport oligonucleotides into a broad range of target tissues, including smooth, skeletal, and cardiac muscle. In our clinical trials to date, our investigational therapies have demonstrated robust delivery and activity of oligonucleotides in skeletal muscle. Furthermore, the high levels of pharmacological activity observed across preclinical and clinical studies support our belief that our EDO platform technology has the potential to deliver therapeutic agents to the nucleus of the target cells, the site of action.

We are currently focused on addressing the underlying cause of myotonic dystrophy type 1, or DM1, a multi-systemic neuromuscular disease with high unmet need and no approved therapies. We anticipate expanding the application of the EDO technology to additional severe diseases with significant unmet need.

PGN-EDODM1

We are developing PGN-EDODM1 for the treatment of DM1, which we believe employs a differentiated mechanism of action and delivery approach compared to other product candidates in more advanced stages of clinical development. The therapeutic oligonucleotide component of PGN-EDODM1 is engineered to bind to the pathogenic cytosine-uracil-guanine, or CUG, repeat expansion present in the myotonic dystrophy protein kinase, or DMPK, messenger RNA, or mRNA, of patients with DM1. By binding to these expanded trinucleotide repeats, PGN-EDODM1 reduces their ability to sequester RNA binding proteins including MBNL1, a critical RNA splicing factor. The liberation of MBNL1 leads to the correction of downstream mis-splicing events that drive the pathology of DM1. Importantly, this approach is not designed to knock down or degrade the DMPK transcript, and we believe it has the potential to selectively and directly address the underlying genetic defect central to the disease. In a DM1 mouse model, the HSALR mouse, following single and repeat dosing of PGN-EDODM1 every four weeks, we observed robust correction of mis-splicing and resolution of myotonia.

Our clinical development program for PGN-EDODM1 includes three studies. FREEDOM-DM1, or FREEDOM, is a Phase 1 multinational, randomized, double-blind, placebo-controlled, single ascending dose, or SAD, study, which had sites opened in the United States, or the U.S., Canada and the United Kingdom, or the U.K., enrolled patients from the U.S. and Canada and has now been completed. FREEDOM was designed to assess PGN-EDODM1’s safety and pharmacokinetics at three different dose levels. In addition, the study explored the impact of PGN-EDODM1 on splicing correction, and functional outcome measures in DM1 patients. We believe PGN-EDODM1 was observed to have a favorable emerging safety profile and robust splicing correction in a dose-dependent manner across the 5, 10 and 15 mg/kg dose cohorts including the highest splicing improvement ever reported in clinical studies in DM1 patients. No meaningful functional improvements relative to placebo were seen after a single dose.

The second study, FREEDOM2-DM1, or FREEDOM2, is a Phase 2 multinational, randomized, double-blind, placebo-controlled, multiple ascending dose, or MAD, study in DM1 patients. We have received clearance in Canada, the U.K., South Korea, Australia, and New Zealand to initiate FREEDOM2 and have begun enrolling patients in Canada and the U.K. We recently received notice that the FDA has placed a partial clinical hold on the FREEDOM2 study related to questions raised by the FDA regarding previously submitted preclinical pharmacology and toxicology studies. The partial clinical hold did not cite any questions regarding the blinded clinical data from the FREEDOM Phase 1 study previously submitted to the FDA in order to initiate the FREEDOM2 study in the U.S. As part of our ongoing dialogue with the FDA, we are submitting additional analyses, including the recently unblinded FREEDOM data, and are committed to working with the FDA to address these questions as quickly as possible. The FREEDOM2 study has concluded enrollment of the 5 mg/kg dose cohort and all patients in this cohort have completed dosing. We expect to report data from this cohort in the first quarter of 2026. The study is currently dosing the second, 10 mg/kg dose, cohort, and we expect to report data from this cohort in the second half of 2026.

A third study, an Open Label Expansion study or the FREEDOM-OLE study, is open to participants who meet its eligibility criteria and have completed either the FREEDOM study in Canada or the FREEDOM2 study in Canada or the U.K. Participants are being dosed in the FREEDOM-OLE study in Canada after completing either the FREEDOM study or the FREEDOM2 study. We intend to open the FREEDOM-OLE study in all geographies where FREEDOM2 is open.

Our EDO Platform

Background on Oligonucleotide Therapeutics

Oligonucleotide therapeutics consist of small single or double stranded segments of deoxyribonucleic acid, or DNA, or ribonucleic acid, or RNA, molecules that are made up of nucleotides that bind to their targets via complementary Watson-Crick base pairing thereby modulating the expression of their target DNA or RNA sequence, and accordingly addressing the root cause of many diseases. Upon binding to their target sequence, oligonucleotides can modulate RNA expression and processing. The mechanisms of action of these medicines include interference with gene expression; degradation of toxic RNA species; alteration of gene translation; interference with interactions between RNA and other nucleic acids or proteins; endogenous human adenosine deaminase acting on RNA, or ADAR; site-directed RNA editing; and modulation of the splicing of transcripts. Each of these approaches can lead to profound biological effects. The development of oligonucleotide therapeutics has enabled the targeting of a diverse set of diseases that have proven difficult to treat through other approaches due to their high degree of specificity to target pathogenic mutations.

Oligonucleotide therapeutics have demonstrated clinical benefit and been approved for the treatment of multiple diseases, such as spinal muscular atrophy, Duchenne muscular dystrophy, or DMD, familial hypercholesterolemia and transthyretin-mediated amyloidosis. These approved drugs span two classes – ASOs, which are short, synthetic, single-stranded oligonucleotides, and small interfering RNAs, or siRNAs, which are double-stranded oligonucleotides. ASOs and siRNAs both bind their target mRNAs or pre-mRNAs but differ in their respective modes of action. ASOs are designed to either (i) degrade target RNA species through an RNAse-H-mediated process, or (ii) modulate RNA-RNA and/or RNA-protein interactions through a steric blocking mechanism. In contrast, siRNAs are designed to silence or knockdown a particular mRNA through the RNA interference, or RNAi, pathway.

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

The Challenge of Oligonucleotide Delivery

In order for oligonucleotide therapeutics to provide their intended effect, they must first gain access to the nucleus where mRNAs are synthesized and processed. Historically, the delivery of oligonucleotides to the interior of the cell proved challenging due to their high molecular weight and the lack of a specific mechanism to facilitate their transport across the cell membrane and escape the endosome to enter the cytoplasm and nucleus. Several methods have been developed to increase the cellular uptake of oligonucleotides, with the most clinically advanced being the covalent attachment of CPPs. CPPs are designed to facilitate the transport of oligonucleotides across the plasma membrane, thus allowing these cargo species to reach their eventual site of action in the nucleus. We believe that these capabilities are critical in enabling oligonucleotides to provide their intended therapeutic effect within the cell. Early research into CPPs showed that simple peptides consisting primarily of multiple arginine residues could increase the cellular uptake of oligonucleotides and increase their activity in modulating RNA splicing. However, a considerable number of these early CPPs were found to be highly toxic in animal models, and in many instances, there existed a direct correlation between toxicity and activity, which limited the clinical translation and development of these first-generation delivery vectors.

Our Approach: A Solution for the Oligonucleotide Delivery Challenge

Our EDO platform is based on novel CPP technology. We engineered our proprietary EDO technology to optimize cellular uptake and nuclear delivery, which we believe may enhance therapeutic activity and improve the tolerability of oligonucleotide therapeutics. This technology is founded on over a decade of research and development conducted in the academic laboratories of our founders Michael Gait, Ph.D., at the Medical Research Council Laboratory of Molecular Biology in Cambridge, U.K., or MRC, and Professor Matthew Wood, M.D., Ph.D., at the University of Oxford, U.K.

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

Our EDO peptides were developed through an iterative optimization process that selected simultaneously for: biodistribution to muscle tissue; high cellular uptake; endosomal escape, where the therapeutic agent is released from the endosomes—sub-cellular organelle—in a functional form and delivered to the cell nucleus; and acceptable tolerability. We utilize PMOs in our approach, and these therapeutic cargos are conjugated to one of our optimized, proprietary, novel EDO peptides to generate our lead EDO product candidates—peptide conjugated PMOs, or PPMOs. Although we are currently devoting the majority of our resources to our PGN-EDODM1 program, we intend to continue to build and develop this platform technology to enable us to expand into new therapeutic areas.

With the goal of enabling the safe and efficient delivery of oligonucleotide cargos, we believe that our therapeutic candidates may offer the following advantages:

•
Enhanced delivery to the nucleus of skeletal muscle. We have observed in preclinical and early clinical studies that our peptides demonstrated enhanced delivery of their cargo oligonucleotide therapeutics to the nucleus of skeletal muscle. We believe that EDO peptides have the potential to promote endosomal escape and facilitate the robust delivery of cargo oligonucleotides to the cell nucleus. We have now shown in in vitro and in NHP models, and more recently in early clinical studies, that our EDO technology can mediate higher uptake of oligonucleotide in the nucleus. As demonstrated below, on the left, administration of up to 20 uM PGN-PMODM1, which is the unconjugated oligonucleotide, did not result in delivery to the nucleus (blue area). On the right, it is shown that administration of PGN-EDODM1, the EDO-conjugated oligonucleotide (red), led to robust penetration in the nucleus.

•
PGN-EDODM1 treatment produced dose dependent improvement in RNA mis-splicing. In our Phase 1 FREEDOM-DM1 study—a randomized, double-blind, placebo-controlled single ascending dose trial in DM1 patients—we observed robust mean splicing correction in skeletal muscle at the 5, 10, and 15 mg/kg dose levels, which included the highest splicing correction levels reported to date. Splicing correction was assessed using the 22-gene panel and methodology described in Provenzano et al., JCI, 2025.
•
Potential best in class activity and favorable emerging safety profile, as observed in a Phase 1 clinical study of PGN-EDODM1.
o
In our Phase 1 FREEDOM study of PGN-EDODM1 in DM1 patients, we observed robust, dose-dependent splicing correction in skeletal muscle at the 5, 10 and 15 mg/kg dose levels, which we believe further validates our EDO technology’s enhanced delivery to the cell nucleus, the site of action for splicing, and supports the potential for PGN-EDODM1 to be a best-in-class therapy for DM1 patients.
o
Our ongoing Phase 2 FREEDOM2 clinical study, with readouts from the 5 and 10 mg/kg cohorts expected in 2026, will indicate the potential to build upon the splicing correction induced by a single-dose of PGN-EDODM1 reported to date and will include multiple functional outcome measures.
o
Our results from the FREEDOM clinical study in DM1 patients, including the highest level of splicing correction ever reported, indicate the importance of identifying the right clinical indications for developing the EDO platform.
•
Robust, scalable and cost-efficient manufacturing that does not require cell-based processes. We have developed a manufacturing process that is robust, scalable and easily characterizable. This process is fully synthetic in nature and utilizes readily available building blocks. The manufacturing process does not rely on microbial fermentation or mammalian cell culture process, thus substantially reducing the risk of introducing microbial DNA or protein into our product candidates.

Our Strategy

Our goal is to become a leading biopharmaceutical company focused on the development and commercialization of oligonucleotide therapies that have the potential to transform the lives of patients with severe neuromuscular and neurologic diseases. We aim to accomplish this goal by implementing the following strategies:

•
Advance PGN-EDODM1 through clinical trials and potential regulatory approval. We are developing PGN-EDODM1, an EDO peptide conjugated to a PMO therapeutic cargo, to treat DM1 patients and have observed robust pharmacological activity in preclinical models with both long and short cytosine-thymine-guanine, or CTG repeats. In the FREEDOM Phase 1 clinical study in DM1 patients, PGN-EDODM1 was observed to have robust splicing correction in a dose-dependent manner in the 5, 10 and 15 mg/kg dose cohorts, which we believe should correlate with functional improvement in future clinical trials.
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
•
Maximize the value of our EDO platform by selectively exploring strategic collaborations. We have a disciplined strategy to maximize the value of our current product candidate and currently have worldwide development and commercial rights to all of our technology. Given the potential of our EDO platform, we may opportunistically enter into strategic collaborations around certain geographies, targets or programs. We may seek to build such relationships where we believe the resources and expertise of a third-party pharmaceutical or biotechnology company could be beneficial to the development or commercialization of product candidates or to the expansion of our platform capabilities.

PGN-EDODM1

Overview

We are developing PGN-EDODM1 for the treatment of DM1, a debilitating genetic disease with no approved therapies. PGN-EDODM1 delivers a PMO into muscle cells, binding to the pathogenic CUG trinucleotide repeat expansion present in the DMPK mRNA, thus reducing the ability of these trinucleotide repeats to sequester RNA binding proteins like MBNL1, a critical RNA processing protein. We believe this approach, which is not designed to knock down DMPK, directly addresses the underlying genetic defect of this disease.

We have observed robust levels of activity in preclinical models with both long and short CTG repeats. In DM1 patient cells, we observed that treatment with PGN-EDODM1 led to a reduction in toxic nuclear foci, and liberated bound MBNL1, which mediated robust correction of mis-splicing. In preclinical studies in the mouse HSALRDM1 model, multiple monthly doses of PGN-EDODM1 corrected 99% of transcript mis-splicing and myotonia. In the FREEDOM clinical study, we believe PGN-EDODM1 was observed to have a favorable emerging safety profile and robust splicing correction in a dose-dependent manner across the 5, 10 and 15 mg/kg dose cohorts.

No meaningful functional improvements were seen in any functional outcome measurement after a single dose. Although our single-dose studies have not demonstrated improved functional outcomes in DM1 patients, we believe such data showed positive early trends in some functional outcome measures and, accordingly, we believe that more doses of PGN-EDODM1 at the optimal maximum tolerated dose over a longer treatment period can potentially provide improved functional benefit for patients with DM1. The FREEDOM study recently completed and all patients in Canada are able to enroll in the open label extension (OLE) study.

The second study, FREEDOM2-DM1, or FREEDOM2, is a Phase 2 multinational, randomized, double-blind, placebo-controlled MAD study in DM1 patients. This study has concluded enrollment of the 5 mg/kg dose cohort and all patients have completed dosing. We expect to report data from this cohort at the end of the first quarter of 2026. The study is currently dosing the 10 mg/kg dose cohort and we expect to report data from this cohort in the second half of 2026. We intend to open the FREEDOM-OLE study in all geographies where FREEDOM2 is open.

The FDA has granted both orphan drug designation and Fast Track designation to PGN-EDODM1 for the treatment of DM1 and the EMA has also granted orphan medicinal product designation for PGN-EDODM1.

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

In this same in vitro study, we also assessed the impact of PGN-EDODM1 treatment on the sequestration of MBNL1. Following treatment and visualization, we observed a mean reduction in the amount of foci-bound MBNL1, indicating that that this critical splicing factor is liberated upon treatment with our DM1 product candidate. We believe these results provide additional support for the proposed mechanism of action of PGN-EDODM1, suggesting that—once delivered to the cell nucleus—our therapeutic cargo may bind to the CUG repeat expansion present in the DMPK transcript, resulting in a reduction in the number of nuclear foci and the liberation of MBNL1.

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

PGN-EDODM1 Reduced Pathogenic Nuclear Foci, Liberated MBNL1 and Corrected Mis-Splicing in Patient Cells with Long CUG Repeats. Immortalized myoblasts from DM1 patients were cultured then differentiated for four days into myotubes. Treatment with peptide-PMO conjugates at concentrations given. Cells were harvested for analysis 24h after treatment. RNA isolation, RT-PCR and capillary electrophoresis (QIAxcel) analysis were performed. Visualization with FISH and immunofluorescence microscopy. Mean ± SD; n = 5 per group.

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

We have completed a number of GLP studies that support a generally well-tolerated safety profile for PGN-EDODM1, including repeat-dose NHP studies of PGN-EDODM1. In one such study, we administered 11 doses of PGN-EDODM1 intravenously to NHPs, 10 of which were at 45 mg/kg, over 60 minutes every 28 days over 39 weeks, and serum chemistry markers were assessed. Following the first administration, an elevation in serum creatinine was observed at day two; this elevation was completely resolved by day eight. Following repeat-dose administrations of 45 mg/kg, the transient elevations in creatinine were of comparable magnitude, i.e., did not worsen. Importantly, there were no adverse findings in the kidney even after 11 doses and there were no notable hematologic, cardiovascular or hepatic effects in this study.

Clinical Development

Our clinical development program for PGN-EDODM1 includes three studies, FREEDOM-DM1, a multinational, randomized, double-blind, placebo-controlled Phase 1 SAD study, FREEDOM2-DM1, a multinational, randomized, double blind, placebo-controlled Phase 2 MAD study, and FREEDOM-OLE, a multinational open-label extension study.

The FREEDOM Study

In the FREEDOM study, which is now completed, we enrolled 24 adult participants with DM1 in the U.S. and Canada to evaluate the safety and tolerability of PGN-EDODM1. PGN-EDODM1 was administered at a dose level of 5 mg/kg in the first cohort with subsequent dose escalation to 10 mg/kg and 15 mg/kg based upon evaluation by a DSMB of safety data from the prior dose cohort(s). We conducted muscle biopsies at baseline, at Day 28 and at Week 16. In addition to safety and tolerability, we have assessed oligonucleotide muscle concentrations, splicing correction and functional outcome measures at Day 28 and at Week 16 following a single dose of PGN-EDODM1.

In general, in the FREEDOM study, PGN-EDODM1 was observed to be generally well-tolerated across all cohorts, with most treatment-emergent adverse events (TEAEs) being mild or moderate in severity. The most frequently noted AEs across cohorts in the study were nausea (4 events, 4 participants), fatigue (3 events in 1 participant), nasopharyngitis (3 events in 3 participants) and headache (3 events in 3 participants). There were no electrolyte-related AEs, including an absence of hypomagnesemia AEs and there were no abnormalities of liver function tests or coagulation parameters observed. More specifically, data, which was recently unblinded, from each of the dose cohorts of the FREEDOM study is set forth below (with mean slicing measured by a 22-gene panel):

•
Participants treated with 5 mg/kg: Mean splicing improvement of 12.3% (n=6) on Day 28 post-dosing. There was one SAE (complicated appendicitis) which was considered not related to treatment. There were no adverse events related to renal markers.
•
Participants treated with 10 mg/kg: Mean splicing improvement of 29.1% (n=4) on Day 28 post-dosing. There was one SAE considered related to study drug (abdominal pain) that was potentially confounded by use of a prohibited, off-label drug taken on the morning of PGN-EDODM1 dosing. There was one reported unrelated SAE pertaining to a right anterior tibial artery pseudoaneurysm in connection with a biopsy procedure. There were no adverse events related to renal biomarkers.

•
Participants treated with 15 mg/kg Dose: Mean splicing improvement of 53.7% (n=6) was observed on Day 28 post-dosing. One participant received oral antihistamines for a hypersensitivity reaction (rash). Another participant experienced a dose limiting toxicity (DLT) of an estimated glomerular filtration rate (eGFR) that decreased by greater than or equal to 25% from baseline on repeat testing, as defined by the protocol. The eGFR, calculated using cystatin C, was decreased at 12 hours and 24 hours post dose and recovered by 48 hours. This DLT was classified as a mild treatment-related adverse event, which resolved without intervention.

The safety data from the single-ascending dose portion of the FREEDOM trial was previously maintained in a blinded manner in accordance with the study protocol and, following study completion, was recently unblinded. After the recent unblinding of the data, analysis of a kidney safety composite measure biomarker was conducted, and, at the 10 and 15 mg/kg dose levels, transient biomarkers associated with tubular insult were noted in patients receiving study drug.

At the 10 mg/kg dose level, we saw a mild, transient elevation in urine albumin and, at the 15 mg/kg dose level, moderate transient increases in urine albumin were also observed. All changes observed in kidney biomarkers in patients receiving study drug were transient, typically returning to normal levels in two to seven days and were not associated with either clinical symptoms or the need for treatment/intervention.

Treatment with a single dose of PGN-EDODM1 resulted in a mean concentration of 13.7 ng/g, 44.1 ng/g and 160 ng/g of PGN-EDODM1 in the muscle at 5 mg/kg (n=6), 10 mg/kg (n=5), and 15 mg/kg (n=6),  respectively, at Day 28 post-dosing. This represents greater than dose proportional increases in muscle concentration, which may be associated with robust and dose-dependent splicing correction. No meaningful improvements relative to placebo were seen in any functional outcome measurement after a single dose.

The FREEDOM2 Study

The second study, FREEDOM2, is a Phase 2 multinational, randomized, double-blind, placebo-controlled MAD study in participants with DM1. We have received clearance from Health Canada, the MHRA (U.K.), and Ministry of Food and Drug Safety (South Korea) as well as Australia and New Zealand, to initiate FREEDOM2. This study has concluded enrollment of the 5 mg/kg dose cohort and all participants in this cohort have completed dosing. We expect to report data from this cohort in the end of the first quarter of 2026. The study is currently dosing the 10 mg/kg dose cohort and we expect to report data from this cohort in the second half of 2026.

The safety data from the initial cohorts of the FREEDOM trial has informed the design of FREEDOM2 trial, which is currently open in Canada, U.K., South Korea, New Zealand and Australia. We recently received notice that the FDA has placed a partial clinical hold on the FREEDOM2 study related to questions raised by the FDA regarding previously submitted preclinical pharmacology and toxicology studies. The partial clinical hold did not cite any questions regarding the blinded clinical data from the FREEDOM Phase 1 study previously submitted to the FDA in order to initiate the FREEDOM2 study in the U.S. As part of our ongoing dialogue with the FDA, we are submitting additional analyses, including the recently unblinded FREEDOM Phase 1 data, and are committed to working with the FDA to address these questions as quickly as possible.

In the FREEDOM2 study, we intend to enroll approximately 24 participants with DM1 to evaluate the safety and tolerability of repeated doses of PGN-EDODM1. As noted above, all eight patients in the first cohort in the FREEDOM2 study have completed dosing, receiving all four doses at 5 mg/kg, and we have dosed 4 patients in the 10 mg/kg cohort with several of those patients having received more than one dose. Based upon the DSMB and company evaluation of safety data from the prior dose cohort(s), we may potentially initiate a third cohort at a higher dose of 12.5 mg/kg. Given observations from the FREEDOM study, we have implemented precautionary dose caps in the FREEDOM2 study designed to minimize potential excursions in renal biomarkers observed to date. Dosing is administered every four weeks for a period of twelve weeks. As per the protocol, we are conducting muscle biopsies at baseline and at Week 16, approximately seven days following the fourth and last dose. In addition to safety and tolerability, we are assessing oligonucleotide muscle concentrations, splicing correction and functional outcome measures at Week 16 following 4 doses of PGN-EDODM1. We expect to report data from the 5 mg/kg cohort of the FREEDOM2 study in the first quarter of 2026.

The FREEDOM-OLE Study

A third study, an Open Label Expansion study, or the FREEDOM-OLE study, is open to participants who meet its eligibility criteria and have completed the FREEDOM study in Canada or the FREEDOM2 study in Canada or the U.K. and patients have begun enrolling from both the FREEDOM and FREEDOM2 studies in Canada. We intend to open the FREEDOM-OLE study in all geographies where FREEDOM2 is open. The study is designed to evaluate the long-term safety, tolerability, pharmacokinetics and efficacy of PGN-EDODM1 administered every four weeks The dose level for participants in FREEDOM-OLE will not exceed the highest completed dose level in the FREEDOM2 study that is deemed safe by the DSMB; the DSMB may recommend increases in the FREEDOM-OLE study dose levels, provided that the dose level remains within the maximum dose previously completed in the FREEDOM2 study.

Manufacturing

Our manufacturing process is fully synthetic in nature. The peptide and oligonucleotide components are assembled using readily available building blocks and are subsequently conjugated using well-established methodologies. Furthermore, our manufacturing process is scalable and easily characterizable – attributes that we can leverage to support the rapid development and commercialization. We have produced, manufactured and released multiple batches under current Good Manufacturing Practice, or

cGMP, and have successfully utilized this material in several clinical trials, including a completed Phase 1 DM1 patient study and ongoing Phase 2 study in patients.

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

Competition

The biopharmaceutical industry is characterized by the rapid evolution and development of new technologies, leading to an environment that is intensely competitive in nature and thus supports the robust protection and defense of intellectual property. Any EDO product candidates that we successfully develop and commercialize will compete both with existing therapeutics, and with new approaches that may arise in the future. We believe that our unique EDO platform and extensive expertise in oligonucleotide delivery may provide us with a differentiated position in the neuromuscular and neurologic spaces, however competing technologies may arise from many different sources, including large biopharmaceutical organizations, specialty pharmaceutical and biotechnology companies, academic institutions, government agencies, and public and private research organizations.

We expect to face competition from product candidates in development for PGN-EDODM1 and any other programs.

There are currently no approved therapies to treat the underlying cause of DM1. Product candidates currently in clinical development to treat DM1 include several oligonucleotide approaches that target DMPK RNA. These include del-desiran (AOC 1001), an antibody linked siRNA in Phase 3 clinical development by Avidity Biosciences, Inc., or Avidity (acquisition by Novartis recently announced); z-basivarsen (DYNE-101), an antibody conjugated antisense oligonucleotide in Phase 1/2 clinical development by Dyne Therapeutics; VX-670, a peptide conjugated PMO in Phase 2 development by Entrada Therapeutics, Inc., or Entrada, and Vertex Pharmaceuticals; and ARO-DM1, a conjugated siRNA in Phase 1/2 clinical development by Arrowhead Pharmaceuticals, Inc., and Sarepta Therapeutics. There are additional approaches under development such as ATX-01,a micro-RNA that modulates the expression of MBNL1, which is in Phase 1/2 development by ARTHEx Biotech S.L.

Tideglusib (AMO-02) is a small molecule that inhibits GSK3-ß, which is in late-stage clinical development by AMO Pharma Ltd., or AMO, for congenital DM1.

Several gene editing and gene delivery treatments are in early stage development, including Sanofi’s SAR446268, which is in a Phase1/2 trial. Preclinical programs include Astellas, Modalis and Kate Therapeutics Inc. (acquired by Novartis in 2024).

Additional preclinical programs include Arrakis Therapeutics, or Arrakis, which is developing a small molecule that is designed to selectively bind to the pathological CUG repeat sequence in DMPK and release MBNLs. Rgenta Therapeutics is developing a small molecule that acts on PMS1 protein homology splicing modulators.

We will also compete more generally with other companies developing alternative scientific and technological approaches, including companies working to develop conjugates with oligonucleotides for extra-hepatic delivery, including Alnylam Pharmaceuticals, Inc., Aro Biotherapeutics Co., Arrowhead, Avidity, Dyne, Entrada, Ionis Pharmaceuticals, Inc., or Ionis. PYC Therapeutics Limited, and Sarepta, as well as gene therapy and gene editing approaches.

Many of the companies, which we compete with or may compete with in the future, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Accordingly, our competitors may be more successful than us in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining approval for treatments and achieving widespread market acceptance, rendering our treatments obsolete or non-competitive.

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

Sales and Marketing

We currently do not have a commercial infrastructure in any geography. As we progress our programs through development, we may build a commercial infrastructure in the U.S. and selected other territories to support the commercialization of our product candidates when we believe a regulatory approval in a particular territory is likely. We intend to conduct market research in connection with designing our commercialization strategy for our product candidates, which strategy may depend on the size and geographic dispersion of the target patient population and the characteristics of the prescribing audience for our products, if approved. For example, with respect to PGN-EDODM1 which targets a disease with a limited patient population, a concentrated prescribing audience and a small number of key opinion leaders who influence the treatments prescribed for the relevant patient population, we may address each such market using our own targeted, specialty sales and marketing organization supported by internal sales personnel, an internal marketing group and distribution support. For future product candidates, we may establish a larger and more dispersed sales force, or seek strategic collaborations to support our commercialization efforts.

We intend to evaluate our commercialization strategy as we advance PGN-EDODM1 and other product candidates through clinical development. In any core markets outside of the U.S. that we may identify, where appropriate, we may utilize strategic partners, distributors or contract sales forces to expand the commercial availability of our product candidates.

Material Contracts

License of Technology Agreement with Oxford University Innovation Limited and Medical Research Council as Part of United Kingdom Research and Innovation

On March 26, 2018, we, through our wholly-owned subsidiary PepGen Limited, entered into a license agreement, or the OUI/MRC License, with Oxford University Innovation Limited, or OUI, and MRC. We amended the OUI/MRC License on December 21, 2018, and subsequently amended and restated it on November 23, 2020, which was further amended and restated on February 12, 2021.

Pursuant to the OUI/MRC License, we obtained from OUI and MRC an exclusive, royalty-bearing, sublicensable with consent (through one tier) license under certain patent rights, or the OUI/MRC Patents, and data, or the OUI/MRC Licensed Technology, and a nonexclusive, royalty-bearing, sublicensable (through one tier) license under certain know-how, or the OUI/MRC Know-How, for certain biological and chemical compounds, including compounds that comprise amino acids and/or nucleic acids relating to our EDO peptides, proprietary linkers and the resulting EDO conjugates. The Licensed Technology is incorporated in our PGN-EDODM1 product candidate, as well as our other programs and candidates, former and current, and will likely be utilized in future discovery programs. Under such licenses, we have the right to make, have made, import, use, sell, offer for sale, market, research, develop, trial, register, modify, enhance, improve, manufacture, have manufactured, hold, keep, formulate, optimize, have used, export, transfer, distribute, promote, have sold, dispose of, offer to dispose of or otherwise exploit in all fields of use on a worldwide basis any products or services that incorporate or otherwise utilize the OUI/MRC Licensed Technology or, in each such case, an OUI/MRC Licensed Product. We granted OUI, and those persons who at any time work or have worked on the OUI/MRC Licensed Technology and OUI/MRC Know-How, and MRC an irrevocable, perpetual, royalty-free, sublicensable license under the OUI/MRC Licensed Technology and OUI/MRC Know-How to use the OUI/MRC Licensed Technology and OUI/MRC Know-How for non-commercial clinical, research, teaching, publication, or other scholarly purposes, or Non-Commercial Purposes. MRC also retained the right to grant sublicenses under our rights in the OUI/MRC Licensed Technology and OUI/MRC Know-How for Non-Commercial Purposes to any person at MRC or any academic or not-for-profit institutions who have worked or collaborated on, or otherwise funded, the OUI/MRC Licensed Technology or OUI/MRC Know-How. Further, OUI, MRC and the Chancellor, Masters and Scholars of the University of Oxford retained the right to freely use, publish (subject to certain obligations) or grant licenses under the OUI/MRC Know-How.

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

Intellectual Property

We seek to protect the intellectual property, or IP, and proprietary technology that we consider important to our business, including by pursuing patent applications that cover our EDO platform and product candidate and methods of using the same, as well as any other relevant inventions and improvements that are considered commercially important to the development of our business. We likewise seek to protect the IP to which we have obtained or in the future may obtain rights through licenses and sublicenses (e.g., from universities and research institutions) and work collaboratively with our licensors to seek protection (and if possible be the driver of patent prosecution). We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary IP positions. Our commercial success depends, in part, on our ability to obtain, maintain, enforce and protect our intellectual property and other proprietary rights for the technology, inventions and improvements we consider important to our business, and to defend any patents we own or in-license, prevent others from infringing any patents we own or in-license, preserve the confidentiality of our trade secrets, and operate without infringing, misappropriating or otherwise violating the valid and enforceable patents and proprietary rights of third parties.

As with other biotechnology and pharmaceutical companies, our ability to maintain and solidify our proprietary and intellectual property position(s) for our product candidate and technologies will depend on our success in obtaining effective patent claims and enforcing those claims if granted. However, our pending patent applications, and any patent applications that we may file or license from third parties, may not result in the issuance of patents and any issued patents we may obtain do not guarantee us the right to protect or use our technology in relation to the commercialization of our products. We also cannot predict the breadth of claims that may be allowed or enforced in any patents we may own or in-license in the future. Notwithstanding the scope of the patent protection available to us, a competitor could develop competitive products that are not covered by our intellectual property, and we may be unable to stop such competitor from commercializing such products.

Any issued patents that we may own or in-license may be challenged, invalidated, circumvented or have the scope of their claims narrowed. Because patent applications can take many years to publish or issue, there may be applications unknown to us, which applications may later result in issued patents that our existing or future products or technologies may be alleged to infringe. Additionally, we cannot be certain of the priority of inventions covered by pending third-party patent applications. If third parties prepare and file patent applications in the U.S. that also claim technology or therapeutics to which we have rights, we may have to participate in interference or other proceedings in the U.S. Patent and Trademark Office, or USPTO, to determine priority of invention, which is highly unpredictable and which could result in substantial costs, even if the eventual outcome is favorable to us. We are aware of certain patents in the U.S. and other jurisdictions owned by third parties that claim subject matter that relates to our product candidate and the EDO platform. In addition, because of the extensive time required for clinical development and regulatory review of our product candidate, it is possible that, before our product candidate can be commercialized, any third party patent covering such product candidate may expire or remain in force for only a short period following commercialization, thereby limiting any competitive advantage such patent may provide.

In most countries, including the U.S., the term of a patent is 20 years from the earliest filing date of a non-provisional patent application or international PCT application. In the U.S., a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent or may be shortened if a patent is terminally disclaimed over an earlier expiring patent.

In addition, the term of a patent covering an FDA-approved drug may be eligible for patent term extension, provided statutory and regulatory requirements are met. The restoration period granted on a patent covering a product is typically one-half the time between the latter of (a) the effective date of a clinical investigation involving human beings is begun or (b) the issue date of the patent, and the submission date of an application, plus the time between the submission date of an application and the ultimate approval date. The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. Only one patent applicable to an approved product is eligible for the extension, and only those claims covering the FDA-approved drug may be extended. Additionally, the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any patent term extension or restoration in consultation with the FDA. In the future, if our product candidate receives approval by the FDA, we expect to apply for one or more patent term extensions on any eligible issued patents covering those products.

There can be no assurance that our pending patent applications will issue or that we will benefit from any patent term extension or favorable adjustments to the terms of any patents we own or in-license. In addition, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of patent term extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent. Patent term may be inadequate to protect our competitive position on our products for an adequate amount of time.

In the future, we may need to engage in litigation to enforce patents issued or licensed to us, to protect our trade secrets or know-how, or to defend against claims of infringement of the rights of others. Litigation could be costly and could divert our attention from other functions and responsibilities. Furthermore, even if our patents are found to be valid and infringed, a court may refuse to grant injunctive relief against the infringer and instead grant us monetary damages and/or ongoing royalties. Such monetary compensation may be insufficient to adequately offset the damage to our business caused by the infringer’s competition in the market. Adverse determinations in litigation could subject us to significant liabilities to third parties, could require us to seek licenses from third parties and pay significant royalties to such third parties, and could prevent us from manufacturing, selling or using our product or techniques, any of which could severely harm our business.

As of December 31, 2025, we own four pending U.S. patent applications, two pending Patent Cooperation Treaty, or PCT, international applications, three European patent applications, three Japanese patent applications, two Hong Kong patent applications, two Canadian patent applications, two Chinese patent applications, as well as patent applications in Australia, Brazil, India, Israel, Mexico, New Zealand, the Russian Federation, Saudi Arabia, and South Korea, and we exclusively license 16 patents including three United States patents, two European patents (validated in France, Germany, Great Britain, Italy, Spain and other EP contracting countries), two Australian patents, one Chinese patent, one Israeli patent, three Japanese patents, two Russian patents, one Saudi Arabian patent, one South Korean patent, and 79 pending patent applications under our OUI/MRC License. For more information regarding our OUI/MRC License, see the section titled “Business—Material Contracts—License of Technology Agreement with Oxford University Innovation Limited and Medical Research Council as Part of United Kingdom Research and Innovation” elsewhere in this Form 10-K.

The issued patents and patent applications that cover our product candidate and technology, as of December 31, 2025, include:

•
With respect to PGN-EDODM1, we own applications pending in the U.S., Canada, China, Europe, Hong Kong, and Japan that cover methods of use and exclusively license four patents and 38 pending patent applications under the OUI/MRC License that cover compositions of matter, methods of use, or methods of manufacture, including patents in the U.S., China, Japan, and Saudi Arabia and applications in Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, South Korea, Macao, Mexico, the Russian Federation, Saudi Arabia, and the U.S. Notably, we exclusively license under the OUI/MRC License, US Patent No. 12,465,646, which is a composition of matter patent that covers PGN-EDODM1. The issued patents and any patents issuing from the patent applications would have expiration dates ranging from 2039 to 2042, without accounting for any potentially available patent term adjustments or extensions.
•
With respect to our EDO platform, we own applications pending in the U.S., Australia, Brazil, Canada, China, Europe, India, Israel, Japan, Mexico, New Zealand, the Russian Federation, Saudi Arabia, and South Korea that cover compositions of matter and exclusively license 10 patents and 27 pending patent applications under the OUI/MRC License that cover compositions of matter and methods of use, including patents in the U.S., Australia, Europe (validated in France, Germany, Great Britain, Italy, and Spain), Israel, Japan, the Russian Federation, South Korea, and applications in, Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, South Korea, Mexico, the Russian Federation, Saudi Arabia, and the U.S. The issued patents and any patents issuing from the patent applications would have expiration dates ranging from 2035 to 2043, without accounting for any potentially available patent term adjustments or extensions.

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

In February 2026, the FDA announced that, going forward, it will adopt the default position that one adequate and well-controlled clinical trial, combined with confirmatory evidence, can serve as the basis of marketing authorization for novel products, unless the FDA determines otherwise. Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval on an NDA.

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

If a product with orphan status receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product is entitled to orphan product exclusivity. Orphan product exclusivity means that the FDA may not approve any other applications to market the same product for the same approved use or indication for seven years, except in certain limited circumstances. Orphan exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same active ingredient for the same approved use or indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. Further, the FDA may approve more than one product for the same orphan indication or disease as long as the products contain different active ingredients. Moreover, competitors may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan drug has exclusivity. Other benefits of orphan drug designation include tax credits for certain research and waiver from the NDA application fee.

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

Additionally, a drug may be eligible for designation as a breakthrough therapy if the product is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints. The benefits of Breakthrough Therapy designation include the same benefits as Fast Track designation, plus intensive guidance from the FDA to ensure an efficient drug development program. Breakthrough therapy designation comes with all of the benefits of Fast Track designation, which means that the sponsor may file sections of the NDA for review on a rolling basis if certain conditions are satisfied, including an agreement with the FDA on the proposed schedule for submission of portions of the application and the payment of applicable user fees before the FDA may initiate a review.

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

Coverage and Reimbursement

In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Therefore, even if a product candidate is approved, sales of any product depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a payor-by-payor basis.

Factors payors consider in determining coverage and reimbursement are based on whether the product is:

•
a covered benefit under its health plan;
•
safe, effective and medically necessary;
•
appropriate for the specific patient;
•
cost-effective; and
•
neither experimental nor investigational.

In the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved.

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

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Additionally, companies may also need to provide discounts to purchasers, private health plans or government healthcare programs. Nonetheless, product candidates may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover a product could reduce physician utilization once the product is approved and have a material adverse effect on sales, results of operations and financial condition. Additionally, a third-party payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor

The U.S. government, state legislatures and foreign governments have also continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product. Decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product and also have a material adverse effect on sales.

Other Healthcare Laws

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business that may constrain the financial arrangements and relationships through which we research, as well as sell, market and distribute any products for which we obtain marketing authorization. The laws that may affect our ability to operate include, but are not limited to:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs;
•
federal civil and criminal false claims laws, including the False Claims Act, or the FCA, which can be enforced through civil “qui tam” or “whistleblower” actions, and civil monetary penalty laws, which impose criminal and civil penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid or other federal health care programs that are false or fraudulent; knowingly making or causing a false statement material to a false or fraudulent claim or an obligation to pay money to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing such an obligation. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;
•
the federal Health Insurance Portability and Accountability Act of 1996, or the HIPAA, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating these statutes without actual knowledge of the statutes or specific intent to violate them in order to have committed a violation;
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or the HITECH, imposes requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their respective business associates and their subcontractors that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
•
Even when HIPAA does not apply, according to the Federal Trade Commission, or the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, 15 U.S.C. § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards;

•
the federal Physician Payments Sunshine Act, created under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, and its implementing regulations, which requires manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Department of Health and Human Services, or HHS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other licensed healthcare professionals (i.e., physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists, and certified nurse midwives), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
•
federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs;
•
federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•
analogous state and foreign laws and regulations, such as state and foreign anti-kickback, false claims, consumer protection and unfair competition laws which may apply to pharmaceutical business practices, including but not limited to, research, distribution, sales, and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to file reports with states regarding pricing and marketing information, such as the tracking and reporting of gifts, compensations and other remuneration and items of value provided to healthcare professionals and entities; and state and local laws requiring the registration of pharmaceutical sales representatives.

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

Further, the Inflation Reduction Act of 2022 (IRA) included several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if their only approved indication or indications are for a rare disease or condition. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

The One Big Beautiful Bill Act of 2025, or the OBBBA, imposed significant reductions in Medicaid funding, additional work requirements for Medicaid recipients, and more frequent reenrollment requirements, which are expected to place substantial pressure on state Medicaid budgets, reduce enrollment, and limit covered services, which could decrease utilization of, and reimbursement for, our products, if approved.

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

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. The Trump Administration has issued executive orders and supported proposed regulatory initiatives in 2025 that could have a significant impact on the prices that we, or any collaborators, may receive for any approved products.

On May 12, 2025, President Trump signed an executive order directing the Secretary of HHS to set and communicate most-favored-nation, or MFN price targets to manufacturers and propose a rulemaking plan to impose MFN pricing if “significant progress” is not made, and also directing the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. The executive order further states that the Administration will take additional action (for example, examining whether marketing approvals should be modified or rescinded or considering individual drug importation waiver authorities) should manufacturers fail to offer American consumers the MFN lowest price. In July 2025, President Trump sent letters to certain pharmaceutical companies demanding that these companies extend MFN pricing to Medicaid and newly launched drugs as well as move to direct-to-consumer models priced at MFN pricing, and soliciting binding commitments by September 29, 2025. Since this time, multiple drug manufacturers have announced plans to, for certain of their drugs, lower prices to reflect similar pricing around the world, and to sell these reduced-price drugs on a direct-to-consumer purchasing platform developed by the federal government; however, it is not known what results will occur to the extent the recipients of these letters do not reduce their U.S. prices.

On December 19, 2025, CMS released two proposed rules that would incorporate MFN pricing principles into federal reimbursement for prescription drugs. The first proposal, the Global Benchmark for Efficient Drug Pricing Model, or GLOBE for Medicare Part B, would require manufacturers of specified single source drugs and sole source biologics to pay incremental rebates based on international benchmark prices, with participation triggered for products meeting CMS’s spending and eligibility criteria. The second proposal, the Guarding U.S. Medicare Against Rising Drug Costs, or GUARD, model for Medicare Part D, would similarly mandate manufacturer rebates for qualifying sole source drugs where the Medicare net price exceeds an MFN benchmark derived from international reference pricing methodologies. As proposed, GLOBE would begin a five year performance period on October 1, 2026 and GUARD would begin its performance period in 2027. These proposals will likely be subject to legal challenges that could delay their implementation or modify their impact on manufacturer pricing and revenue. Additionally, in November 2025, CMS introduced the GENErating cost Reductions fOr U.S. Medicaid, or GENEROUS, Model, a voluntary MFN framework for manufacturers participating in the Medicaid Drug Rebate Program. Although it is voluntary, the GENEROUS Model could also impact the drug pricing landscape for manufacturers.

The effect of these healthcare reform initiatives on our business and the pharmaceutical industry in general is not yet known, but could be substantial and materially adverse to our ability to successfully commercialize our product candidates at profitable price points.

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

Data Privacy and Security

Numerous state, federal and foreign laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners. In the U.S., numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. For example, European Union General Data Protection Regulation (EU) 2016/679, or the GDPR imposes strict requirements for processing the personal data of individuals within the European Economic Area, or EEA, including requirements relating to processing health-related and other sensitive data, establishing a legal basis for processing such as obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, imposing limitations on retention of personal data; maintaining a record of data processing, complying with the principal of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA to countries that the European Union, or EU does not consider to have in place adequate data protection legislation, including the U.S. Further, from January 1, 2021, companies have had to comply with the GDPR and also the U.K. GDPR, which, together with the amended U.K. Data Protection Act 2018, retains the GDPR in the U.K., or U.K. national law. The U.K. has also recently implemented the U.K. Data (Use and Access) Act 2025, or the U.K. Act, which supplements the U.K. national law with the aim of streamlining compliance obligations for businesses. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million (£17.5 million for the U.K. national law) or 4% of the annual global revenues of the non-compliant company’s corporate group, whichever is greater. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Regulation and Procedures Governing Approval of Medicinal Products Outside the United States

In order to market any product outside of the U.S., a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, an applicant will need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. For example, the process governing approval of medicinal products in the EU generally follows the same lines as in the United States. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a marketing authorization application, and granting of a marketing authorization by these authorities before the product can be marketed and sold in the EU.

European Union Drug Development and Approval

Clinical Trial Approval

In April 2014, the EU adopted the Clinical Trials Regulation (EU) No 536/2014, or CTR, which repealed and replaced the previous Clinical Trials Directive (2001/20/EC) on January 31, 2022. Since January 31, 2025, all ongoing and new clinical trials are governed by the CTR. The CTR overhauls the previous system of approvals for clinical trials in the EU. Specifically, the CTR, which is directly applicable in all EU Member States (meaning no national implementing legislation in each Member State is required), aims at simplifying and streamlining the approval of clinical trials in the EU, simplifying adverse-event reporting procedures, improving the supervision of clinical trials and increasing their transparency. The main characteristics of the CTR include: a streamlined application procedure via a single-entry point through the Clinical Trials Information System, or CTIS; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials. The role of the relevant ethics committees in the assessment procedure continues to be governed by the national law of the applicable Member State, however overall related timelines are defined by the CTR.

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

An orphan designation provides a number of benefits, including fee reductions, regulatory assistance and the possibility to apply for a centralized EU marketing authorization. Marketing authorization for an orphan medicinal product leads to a ten-year period of market exclusivity being granted following marketing approval of the orphan product. During this market exclusivity period, the EMA, the European Commission or the competent authorities of the EU Member States may only grant marketing authorization to a “similar medicinal product” for the same therapeutic indication if: (i) a second applicant can establish that its product, although similar to the authorized product, is safer, more effective or otherwise clinically superior; (ii) the marketing authorization holder for the authorized product consents to a second medicinal product application; or (iii) the marketing authorization holder for the authorized product cannot supply enough orphan medicinal product. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The market exclusivity period for the authorized therapeutic indication may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation because, for example, the product is sufficiently profitable not to justify market exclusivity. Orphan designation must be requested before submitting an application for marketing approval. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The aforementioned EU rules are generally applicable in the EEA.

Reform of the Regulatory Framework in the European Union

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). In April 2024, the European Parliament adopted its position on the legislative proposals and, in June 2025, the Council of the European Union adopted its position.

A common position on the text was agreed upon on December 11, 2025, in the context of subsequent inter-institutional trilogue negotiations. The proposed revisions remain to be adopted into EU law, and are not expected to become applicable before 2028.

Brexit and the Regulatory Framework in the United Kingdom

Following the end of the Brexit transition period on January 1, 2021 and the implementation of the Windsor Framework on January 1, 2025, the U.K. is not generally subject to EU laws in respect of medicines. The EU laws that have been transposed into U.K. law through secondary legislation remain applicable in the U.K., however, new legislation such as the EU Clinical Trials Regulation is not applicable in the U.K. The MHRA, the U.K. medicines regulator, is now responsible for approving all medicines to be placed on the U.K. market (including Northern Ireland), and EU licensing processes (including the EU centralized procedure) do not apply to such medicines in the U.K. A single U.K.-wide MA will be granted by the MHRA for all novel medicinal products to be sold in the U.K., enabling products to be sold in a single pack and under a single authorization throughout the U.K. In addition, the new arrangements require all medicines placed on the U.K. market to be labelled “U.K. Only", indicating they are not for sale in the EU.

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

Employees and Human Capital Resources

As of December 31, 2025, we had 56 full-time employees, of whom 17 have Ph.D. degrees, and several part-time employees employed on a co-op or internship basis. Within our workforce, 40 employees are engaged in research and development and 16 are engaged in finance, legal, business development, and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Facilities

In 2025, we primarily operated out of 31,668 square feet of office and laboratory space at 321 Harrison Street, Boston, Massachusetts 02118. The lease was signed on December 1, 2021 and the lease term commenced on December 29, 2022. The term of the lease is 110 months from the commencement date, expiring in May 2032, with an option to extend the lease for one successive five-year term.

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

In support of our mission, we have assembled a leadership team with deep experience in research and development, clinical translation, regulatory affairs, corporate development and compliance. Our Chief Executive Officer, James McArthur, Ph.D., brings over 25 years of industry experience to the company, including senior leadership and Board roles at Imara Inc., Cydan LLC and Nightstar Therapeutics plc, with a specific focus on rare disease therapeutics. Dr. McArthur is ably supported by Noel Donnelly, M.B.A., our Chief Financial Officer, who has over 25 years of experience in financial planning and analysis, business analytics and portfolio management and has held roles at EIP Pharma Inc., Takeda Pharmaceuticals, Inc., and Shire HGT; Paul Streck, M.D., M.B.A., our Head of Research and Development. who has over 20 years of experience in drug development, regulatory, and medical affairs leadership, and has held roles at Albireo Pharma, Inc., Arena Pharmaceuticals Inc., Alder Biopharmaceuticals Inc., and Insmed Incorporated, as well as progressive roles at GSK, Shire HGT, and Amgen Inc., and 10 years in academic medical practice; and Joseph Vittiglio, our Chief Business and Legal Officer, who has over 25 years of experience across legal, compliance, corporate development, and corporate governance and has held roles at bluebird bio, Inc., Finch Therapeutics Group, Inc., and AMAG Pharmaceuticals, Inc., as well as senior legal roles at Flexion Therapeutics Inc., AVEO Pharmaceuticals, Inc. and Oscient Pharmaceuticals Corp. after beginning his legal career at Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. We have also established a strong scientific advisory board, with members who bring a wealth of expertise from both the indication and therapeutic modality perspectives in their roles as academics, clinicians and drug developers.

We were founded in 2018 with technology spun out from the University of Oxford and MRC to further develop and commercialize this novel peptide delivery approach. This technology was created and refined over a decade by Michael Gait, Ph.D. and Professor Matthew Wood, M.D., Ph.D. We have exclusively licensed the patents, patent applications and know-how associated with this technology.

Corporate and Other Information

We were initially formed as PepGen Limited on January 25, 2018 in the U.K., and on November 9, 2020, PepGen Limited initiated a corporate reorganization as part of which it formed PepGen Inc. in Delaware. PepGen Limited was dissolved on December 10, 2024. We completed our IPO in May 2022 and became listed on Nasdaq under the ticker symbol “PEPG.” Our principal executive offices are located at 321 Harrison Avenue, Boston MA 02118. Our telephone number is (781) 797-0979.

Our web page address is https://www.pepgen.com. Our investor relations website is located at https://investors.pepgen.com. We make available free of charge on our investor relations website under “Financials—SEC Filings” our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, including exhibits, our directors’ and officers’ Section 16 Reports and any amendments to those reports after filing or furnishing such materials to the SEC. References to our website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document or any other document that we file with or furnish to the SEC.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully read and consider all of the risks described below, as well as the other information in this Form 10-K, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other documents we file with the SEC when evaluating our business. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. Unless otherwise indicated, references to our business being harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations and future prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. The risks described below are not intended to be exhaustive and are not the only risks that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our common stock.

Risks Related to Our Financial Position and Need for Additional Capital

We are substantially dependent on the success of our lead product candidate, PGN-EDODM1. If we are unable to complete development of, obtain approval for and commercialize PGN-EDODM1 in a timely manner or at all, our business will be harmed.

We have no products approved for commercial sale and have not generated any revenue from product sales. Our ability to generate revenue from product sales and achieve profitability will depend on our ability, alone or with collaborators, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, PGN-EDODM1, our lead product candidate, and any future product candidates we may develop. As a result, we currently intend to devote a substantial portion of our resources and business efforts to the continued clinical development of PGN-EDODM1. The success of PGN-EDODM1, and any future product candidates we may develop, will depend on several factors, including the following:

•
the successful completion of clinical trials of PGN-EDODM1 on a timely basis, including our ongoing FREEDOM and FREEDOM2 clinical trials and any subsequent studies that may be required;
•
the frequency and severity of any adverse events, or AEs, observed in the FREEDOM and FREEDOM2 clinical trials;
•
maintaining and establishing relationships with contract research organizations, or CROs, and clinical trial sites for the clinical development of PGN-EDODM1 in the United States and internationally;
•
the successful conduct and completion of clinical trials in compliance with applicable Good Clinical Practice, or GCP, and Good Laboratory Practice, or GLP, requirements;
•
demonstration of efficacy, safety and tolerability profiles that are acceptable to the U.S. Food and Drug Administration, or the FDA, , the European Medicines Agency, or the EMA, or other comparable foreign regulatory authorities for marketing approval;
•
the timely receipt of marketing approvals from applicable regulatory authorities;
•
the scope and extent of any post-marketing approval commitments that may be required by regulatory authorities;
•
the maintenance of existing, or establishment of new, supply arrangements with third-party suppliers and manufacturers to support the clinical development of PGN-EDODM1;
•
the maintenance of existing, or establishment of new, scalable commercial manufacturing arrangements with third-party manufacturers to produce finished product suitable for commercial sale, if PGN-EDODM1 is approved;
•
commercial acceptance by patients, physicians and the broader medical community;
•
our ability to obtain coverage and adequate reimbursement from third-party payors, and patients’ willingness to pay out-of-pocket in the absence of such coverage;
•
our ability to compete effectively with other therapies, including those that may be further advanced in clinical development;
•
our ability to negotiate favorable terms in any collaboration, licensing or other strategic arrangements and perform our obligations under such arrangements; and
•
our ability to maintain, protect, enforce and defend our intellectual property portfolio in the United States and internationally.

We do not have complete control over many of these factors, including aspects of clinical development and the regulatory review process, the actions of regulatory authorities, potential challenges to our intellectual property rights, and the manufacturing, commercialization and distribution activities of third-party collaborators, if any. If we are not successful in addressing one or more of these factors in a timely manner or at all, we could experience significant delays or be unable to successfully commercialize PGN-EDODM1, which would materially harm our business, financial condition and prospects. If we do not receive marketing approval for PGN-EDODM1, we may not be able to continue our operations.

We have incurred significant losses since our inception, have no products approved for sale and we expect to incur losses for the foreseeable future.

Since inception, we have incurred significant operating losses. Our net losses were $89.7 million and $90.0 million for the years ended December 31, 2025 and December 31, 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $361.1 million. To date, we have financed our operations primarily with the proceeds raised from the sale of our convertible preferred stock in private placements and common stock in our IPO and our equity offerings in 2024 and 2025, described below. We have devoted substantially all of our financial resources and efforts to research and development activities, manufacturing, business planning, establishing and maintaining our intellectual property portfolio, acquiring and developing product and technology rights, hiring personnel, leasing premises and associated capital expenditures, raising capital, and providing general and administrative support for these operations. We are still in the early stages of development of our programs and currently only have one product candidate advancing into clinical development. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

•
continue to advance our PGN-EDODM1 program in DM1 through clinical development, including if enrollment for the FREEDOM2 study takes longer than anticipated including if we are unable to obtain clearance to initiate sites in additional jurisdictions (such as the US);
•
address any new safety or efficacy concerns which may arise as we analyze data from futures readouts anticipated from the FREEDOM2 study;
•
advance any additional product candidates we identify through our research programs into IND- or CTA-enabling studies and clinical trials following regulatory clearance to commence clinical research;
•
continue to develop and expand the capabilities of our proprietary EDO platform;
•
establish manufacturing sources for our product candidates and secure supply chain capacity to provide sufficient quantities for preclinical and clinical development and commercial supply as well as other CMC activities which support registration, particularly as we scale for an anticipate Phase 3 pivotal trial and look to secure secondary source suppliers for our drug substance;
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

Even if we obtain regulatory approval of, and are successful in commercializing our product candidate or any future product candidates, we will continue to incur substantial research and development and other costs to develop and market additional product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.

We have never generated revenue from product sales and may never achieve or maintain profitability.

While we have initiated a Phase 1 and a Phase 2 clinical trial for PGN-EDODM1, we expect that it will be many years, if ever, before we have a product candidate ready for commercialization. All of our other research programs, which are currently paused, are nevertheless in the research or preclinical stage of development, and their risk of failure is therefore particularly high. To become and remain profitable, we must succeed in developing, obtaining the necessary regulatory approvals for and eventually commercializing a product or products that generate significant revenue. The ability to achieve this success will require us to be effective in a range of challenging activities, including:

•
obtaining marketing approval for our product candidates, most importantly PGN-EDODM1, including initiating, completing, and funding a large Phase 3 pivotal trial;
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

If we are successful in obtaining regulatory approval to market one or more of our product candidates, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the ability to obtain coverage and reimbursement, the nature of the competition in such market, and whether we own the commercial rights for that territory. If the number of our addressable patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, or the treatment population is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved.

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

Further, if we obtain marketing approval for PGN-EDODM1 or any other product candidate, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed, on attractive terms or at all, we may be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of December 31, 2025, we had cash, cash equivalents, and marketable securities of $148.5 million. Prior to our IPO in May 2022, we raised aggregate gross proceeds of $133.5 million from the private placement of convertible preferred stock. We raised aggregate gross proceeds of $122.9 million from our IPO. Subsequent to our IPO, in February 2024 we received net proceeds from our ATM program and 2024 Offering, after deducting underwriters' fees and costs of the offerings, of $86.3 million. In September 2025, we completed a public offering, or the 2025 Offering, which resulted in net proceeds of $107.6 million after deducting underwriters' fees and offering expenses.

Our future capital requirements will depend on many factors, including:

•
the scope, progress, including continued momentum of enrollment in our FREEDOM2 trial, costs and results of preclinical and clinical development for PGN-EDODM1, including the nature and size of a Phase 3 pivotal trial, and any additional product candidates we may develop or any new indications we may pursue;
•
the scope, costs, timing and outcome of regulatory review of PGN-EDODM1 and any additional product candidates we may develop or any new indications we may pursue;
•
the cost and timing of manufacturing activities, particularly as we scale for an anticipated Phase 3 pivotal trial and look to secure secondary source suppliers for our drug substance;
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

Developing our lead product candidate PGN-EDODM1, identifying other potential product candidates and conducting preclinical testing and clinical trials are time-consuming, expensive and uncertain processes requiring years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, even if we successfully develop product candidates and those are approved, we may not achieve commercial success. Our commercial revenues, if any, may not be sufficient to sustain our operations. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our operations. We cannot be certain that additional funding will be available on acceptable terms, when needed or at all. We have no committed source of additional capital and, if we are unable to raise additional capital in sufficient amounts, when needed or on terms acceptable to us, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs, including PGN-EDODM1 or the commercialization of any such product candidate, or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, and we may be required to initiate steps to cease operations, which could materially affect our business, financial condition and results of operations. We could be required to seek collaborators for product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We commenced operations in 2018, have no products approved for commercial sale and have not generated any revenue from product sales. To date, our operations have been limited to organizing and staffing our company, business planning, executing collaborations, raising capital, licensing, conducting research activities, conducting preclinical studies of our programs and clinical trials of our product candidates, manufacturing drug substance and drug product for our clinical programs, filing and prosecuting patent applications and providing general and administrative support for these operations. We have initiated a Phase 1 clinical trial and a Phase 2 clinical trial for PGN-EDODM1.  All of our other research programs are paused and, nevertheless, are in the research or preclinical stage of development, and their risk of failure is high. We have not yet demonstrated our ability to successfully complete clinical trials consistently, obtain marketing approvals, manufacture product on a commercial scale or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization.

Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

Our limited operating history may make it difficult to evaluate our technology and industry and predict our future performance. Our limited history as an operating company makes any assessment of our future success or viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by small, early-stage companies in rapidly evolving fields. If we do not address these risks successfully, our business will suffer.

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

Risks Related to Discovery, Development, Preclinical and Clinical Testing

We are early in our development efforts, having conducted only two Phase 1 and three Phase 2 clinical trials since our inception and as a result it will be years before we commercialize a product candidate, if ever. If we are unable to advance our product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts and have invested our research efforts to date in developing our EDO platform. We have a portfolio of research programs, and until May 2025, we had two product candidates in clinical trials —PGN-EDODM1 for DM1 and PGN-EDO51 for DMD. We have initiated a Phase 1 clinical trial, designated FREEDOM, for our product candidate, PGN-EDODM1, and began dosing participants in December 2023. We have reported single-dose data for all of the planned cohorts (5, 10 and 15 mg/kg) in the Phase 1 single ascending dose (SAD) FREEDOM study. Based on the positive splicing correction observed and the totality of the safety data, we decided to conclude dose escalation in the FREEDOM trial with the 15 mg/kg cohort. On September 24, 2025, we reported positive initial clinical data for the 15 mg/kg dose level of the FREEDOM study. We have also opened a Phase 2 clinical trial, FREEDOM2, in Canada and the U.K. which has concluded enrollment of the 5 mg/kg cohort, and have began dosing of the 10 mg/kg cohort.

We are primarily focusing our efforts on the clinical development of PGN-EDODM1 and, accordingly, have not completed IND- or CTA-enabling activities for any other product candidates or advanced any additional product candidates into clinical trials. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

Commencing clinical trials in the U.S. is subject to authorization by the FDA of an IND and finalizing the trial design based on discussions with the FDA and other regulatory authorities. In the event that the FDA requires us to complete additional preclinical studies, or we are required to satisfy other FDA or other regulator requests prior to commencing clinical trials, the start of our clinical trials may be delayed. For instance, in May 2023, we announced that FDA had placed a clinical hold on our planned Phase 1 FREEDOM clinical trial of PGN-EDODM1 in the U.S. We submitted a response to the FDA and in October 2023, we announced that the FDA had lifted the clinical hold, allowing us to initiate FREEDOM in the U.S. However, we recently received notice of a partial clinical hold from the FDA based on previously submitted preclinical pharmacology and toxicology studies. As part of our ongoing dialogue with the FDA, we are submitting additional analyses, including the recently unblinded Phase 1 FREEDOM data, and are committed to working with the FDA to address their questions as quickly as possible. We may not be able to resolve the issues related to such partial clinical hold in a timely manner, or at all, which may negatively impact the PGN-EDODM1 program, including the FREEDOM2 enrollment timelines. Furthermore, in the future, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence any clinical trial, including our FREEDOM2 study of PGN-EDODM1, or disagree with or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect. There are equivalent processes and risks applicable to CTAs in other countries, including Canada and countries in Europe. Moreover, regulatory authorities in other countries could request that we pause dosing or further enrollment in one or more of our ongoing studies based in whole or in part on a clinical hold or partial clinical hold in the U.S.

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

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success particularly with respect to PGN-EDODM1, which is currently our only clinical development program. We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics, to complete our clinical trials in a timely manner. Patient enrollment and trial completion is affected by factors including:

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
•
proximity and availability of clinical trial sites for prospective patients, including the clearance by FDA of clinical sites in the U.S. for the FREEDOM2 study;
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

Our inability to enroll a sufficient number of patients for our clinical trials, including our ongoing FREEDOM2 trial for PGN-EDODM1, would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in these clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing. Furthermore, we rely on and expect to continue to rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and we will have limited influence over their performance.

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

Our lead product candidate is currently in clinical-stage development, while other past product candidate programs were in the research or preclinical stage of development. Thus, our approach to treating muscle disease is unproven; for example past efficacy and safety results observed in the PGN-EDODM1 program may not result in a favorable safety profile or efficacy results as future clinical studies readout. In the future, our research programs may fail to identify potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates and our potential product candidates may be shown to have harmful side effects in preclinical in vitro experiments or in vivo animal model studies, or in future clinical studies. In addition, our potential product candidates may not show promising signals of therapeutic effect in such experiments or studies, as was the case with PGN-EDO51, or they may have other characteristics that may make the product candidates impractical to manufacture, unmarketable or unlikely to receive marketing approval. Further, because all of our development programs are based on our EDO platform, adverse developments with respect to one of our programs may have a significant adverse impact on the actual or perceived likelihood of success and value of our other programs. In addition, we may be negatively impacted by the decision of other companies to discontinue development of products using technology similar to our technology. For example, during 2024, Sarepta Therapeutics, Inc., or Sarepta, announced that it was discontinuing its SRP-5051 peptide-linked phosphorodiamidate morpholino, or PMO, development program, based on the risk-benefit of the program, including some patients experiencing hypomagnesemia even after treatment with SRP-5051 was discontinued, feedback from the FDA, and the evolving therapeutic landscape for DMD.

We advanced two product candidates, PGN-EDO51 and PGN-EDODM1, into the clinic, and completed a Phase 1 trial of PGN-EDO51 in healthy volunteers. However, the positive results we observed in our preclinical studies and in the completed Phase 1 trial of PGN-EDO51 were not repeated at the same level in our CONNECT1 Phase 2 clinical trials, and we decided to discontinue development of PGN-EDO51. Accordingly, the results observed in our preclinical and Phase 1 clinical studies of PGN-EDODM1 may not be repeated in our ongoing Phase 2 clinical study. Moreover, regulatory authorities may disagree with the interpretation of data from our trials.

Although we are continuing to focus the majority of our efforts on the advancement of our program in DM1, our EDO platform may fail to yield additional product candidates for clinical development for a number of reasons, including those discussed in these risk factors. In addition:

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

Clinical trials may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses, and earlier results, both preclinical and clinical, may not be indicative of future clinical trial results. For example, in the case of PGN-EDO51, our product candidate for DMD, based on the levels of dystrophin protein measured in the 10 mg/kg cohort of CONNECT1, despite a favorable emerging safety profile, we decided to voluntarily discontinue development of PGN-EDO51 and are working to complete the wind-down of DMD-related research and development activities, including our research efforts in DMD relating to exons 44, 45 and 53. Even if our clinical trials are successful, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance, varying interpretations of clinical data or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.

Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support clearance of our INDs, CTAs and other similar regulatory filings. We cannot be certain if the outcome of our preclinical studies and clinical trials will ultimately support further development of our product candidates, as was the case with PGN-EDO51 or future programs, or future regulatory approval and commercialization. Although we have initiated an additional Phase 1 and a Phase 2 clinical trial of our second candidate, PGN-EDODM1, we cannot be certain of the completion or outcome of our preclinical testing and studies for PGN-EDODM1 or any of our other product candidates and cannot predict whether the FDA, or comparable foreign regulatory authorities will accept our proposed clinical program for PGN-EDODM1, or whether the outcome of our preclinical testing and studies will ultimately support the further development of PGN-EODM1 or any other product candidates we may develop. Conducting preclinical testing is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity and novelty of the program, and often can be several years or more per program. In addition, the progress and timing of our preclinical studies, including pharmacology and toxicology studies, may be impacted by the limited supply of NHPs needed for such studies. As a result, we cannot be sure that we will be able to submit INDs, CTAs and other similar regulatory filings for our programs on the timelines we expect, if at all, and we cannot be sure that submission of such regulatory filings will result in the FDA, European Medicines Agency, or EMA, or comparable foreign regulatory authorities allowing clinical trials to begin, including in the case of our FREEDOM2 clinical study for PGN-EDODM1. For example, we recently received notice of a partial clinical hold from the FDA based on previously submitted preclinical pharmacology and toxicology studies. Furthermore, in May 2023, we announced that we received a clinical hold notice from the FDA regarding our IND application to initiate our Phase 1 FREEDOM study, and in June 2023, we provided an update on our plans with respect to this program. In October 2023, we announced that the FDA lifted the clinical hold on our Phase 1 FREEDOM study, allowing this study to proceed in the U.S.

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
•
failure of the FDA to remove the recent partial clinical hold on PGN-EDODM1 or the imposition of further clinical holds by regulatory authorities as a result of a serious adverse event or manufacturing concerns or after an inspection of our clinical trial operations or trial sites;
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

Further, conducting clinical trials in foreign countries, as we plan to continue to do for our product candidates, including PGN-EDODM1, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

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

We are in the early stages of our programs and have initiated Phase 1 and Phase 2 clinical trials for our PGN-EDODM1 product candidate and reported initial data from three cohorts of our Phase 1 trial of PGN-EDODM1, but we have not completed IND- or CTA-enabling activities advanced any other product candidates (except PGN-EDO51) into clinical development. As a result, our belief in the capabilities of our platform is based on early research, preclinical studies, and early data from our early-stage studies and clinical trials. However, the results of preclinical studies may not be predictive of the results of later preclinical studies or clinical trials, and the results of any early-stage clinical trials may not be predictive of the results of later clinical trials. For example, since PGN-EDO51 did not achieve target dystrophin levels in the CONNECT1 trial, we made the decision to discontinue development of our DMD programs.

We have reported single-dose data for all of the planned cohorts (5,10 and 15 mg/kg) in the Phase 1 FREEDOM study. While we observed robust dose-dependent mean splicing correction at the 5, 10 and 15 mg/kg dose level, we observed limited change in functional outcomes after a single dose over one month. We believe robust splicing correction with PGN-EDODM1 has the potential to lead to meaningful functional improvements with repeat dosing over time, but this may not be the case. If we do not see functional improvements in the dose cohorts of the FREEDOM2 study, we may have to consider alternate dosing, lengthening the exposure to the drug candidate or increasing the number of patients in certain cohorts to properly assess optimal efficacy. Any such changes to our development strategy or a determination in the future that PGN-EDODM1 may not yield sufficient functional improvement would harm our business, financial condition, results of operations and prospects.

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

If PGN-EDODM1, or any of our future product candidates, cause undesirable side effects or have other unexpected adverse properties, such side effects or properties could delay or prevent the initiation or completion of clinical trials prejudice regulatory approval, limit the commercial potential of such candidate or result in significant negative consequences following any potential marketing approval.

Undesirable side effects caused by PGN-EDODM1, or future product candidates, could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. For instance, we have received notice of a partial clinical hold from the FDA based on previously submitted preclinical pharmacology and toxicology studies. Although other oligonucleotide therapeutics have received regulatory approval, ours is a novel approach to oligonucleotide therapy. As a result, there is uncertainty as to the safety profile of our product candidates compared to more well-established classes of therapies, or oligonucleotide therapeutics on their own. Moreover, there have been only a limited number of clinical trials involving the use of peptide conjugated oligonucleotide therapeutics or our proprietary technology used in our EDO platform.

For example, following the recent unblinding of the single-ascending dose portion of the FREEDOM trial, analysis of a kidney safety composite measure biomarker was conducted, and, at the 10 and 15 mg/kg dose levels, transient biomarkers associated with tubular insult and transient increases in albuminuria were noted, as well as the observation of a DLT being identified at the 15 mg/kg dose level. Although these laboratory findings resolved without medical treatment or intervention and were not associated with clinical symptoms, the clinical significance of these findings is not yet fully understood. As we continue dose escalation and multi-dose administration in the FREEDOM2 study, we are monitoring safety results, including noting transient or sustained increases in certain kidney function biomarkers, with a goal of determining the optimal dose in multi-dose cohorts in future clinical studies. Accordingly, we may observe additional renal effects, including more pronounced or persistent laboratory abnormalities, clinically symptomatic renal events, or other safety signals as the study continues. Given the stage of clinical development of PGN-EDODM1, there can be no assurance that PGN-EDODM1 will not cause undesirable side effects in patients with further dosing and dose escalation, including, for example, safety events similar to those observed in our studies with PGN-EDO51. If such events occur, we may be required to modify, suspend, or terminate clinical trials, reduce dosing, implement additional monitoring, or conduct additional preclinical studies, which could delay development, increase costs, or adversely affect the commercial prospects of PGN-EDODM1.

Additionally, in our Phase 1 and Phase 2 clinical trials of PGN-EDO51, we observed mild, transient, reversible changes in kidney biomarkers that resolved without intervention in all but one participant who experienced a non-life threatening serious adverse event and transient mild to moderate hypomagnesemia that resolved without intervention or with low-dose oral magnesium supplementation. One participant experienced a reduction of his estimated glomerular filtration rate, or eGFR, that a subsequent nuclear scan indicated was in the normal range. There were no treatment-related SAEs, and all treatment-related adverse events were mild. Despite what we believed to be a favorable emerging safety profile for PGN-EDO51, in May 2025, following a review of the dystrophin data from the 10 mg/kg cohort, we made the voluntary decision to cease development of PGN-EDO51.

We may also observe additional safety or tolerability issues in ongoing or future clinical trials as we test our product candidates in larger populations, over longer durations, or with different dosing regimens. Historically, many third-party product candidates that initially showed promise in early-stage testing were later found to cause side effects that prevented further clinical development. It is possible that, if the use of our product candidates becomes more widespread following any regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by patients. If such side effects become known later in development or upon approval, if any, such findings may harm our business, financial condition, results of operations and prospects significantly.

We may also observe additional safety or tolerability issues in ongoing or future clinical trials as we test our product candidates in larger populations, over longer durations, or with different dosing regimens. Many product candidates that initially showed promise in early-stage testing have later been found to cause side effects that prevented further clinical development. It is possible that, if the use of our product candidates becomes more widespread following any regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by patients. If such side effects become known later in development or upon approval, if any, such findings may harm our business, financial condition, results of operations and prospects significantly.

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

Because we have limited financial and managerial resources, we are focusing the majority of our resources on one product candidate, PGN-EDODM1,. As a result, we are delaying pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential, or we may choose to focus our efforts and resources on a potential product candidate that ultimately proves to be unsuccessful. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable medicines. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Any such event could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We conducted our first clinical trial in Canada, and we intend to conduct one or more of our subsequent clinical trials for our product candidates outside the U.S., including our ongoing FREEDOM and FREEDOM2 clinical trials, each of which has or will have sites in multiple countries outside of the U.S. Currently, there are no U.S. sites opened in the FREEDOM2 trial as we await FDA clearance to begin site initiation. Although the FDA may accept data from clinical trials conducted outside the U.S., acceptance of this data is subject to certain conditions imposed by the FDA. Where data from foreign clinical trials are intended to serve as the basis for marketing approval in the U.S., the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. For studies that are conducted only at sites outside of the U.S. and not subject to an IND, the FDA generally does not provide advance comment on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical trial was inadequate, which could require us to conduct additional clinical trials. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. There can be no assurance the FDA will accept data from clinical trials conducted outside of the U.S. If the FDA does not accept data from our clinical trials of our product candidates, it would likely result in the need for additional clinical trials, which would be costly and time consuming and delay or permanently halt our development of our product candidates.

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

Risks Related to Our Dependence on Third Parties

We rely, and expect to continue to rely, on third parties to conduct some or all aspects of our product manufacturing, research and preclinical and clinical testing, and these third parties may not perform satisfactorily. If we need to replace one or more of these third parties, our development plans may be significantly delayed and we may expend more funds then currently planned.

We do not expect to independently conduct all aspects of our product manufacturing, research and preclinical and clinical testing. We currently rely, and expect to continue to rely, on third parties with respect to many of these items, including CDMOs, for the manufacturing of any product candidates we test in preclinical or clinical development, as well as CROs for the conduct of our animal testing and research and for the conduct of our current and planned clinical trials. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it could delay our product development activities and significantly increase our expenses, which could adversely affect our business.

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

Finally, in December, 2025, the National Defense Authorization Act for Fiscal Year 2026, or the NDAA, was enacted, which includes Section 851, commonly referred to as the “BIOSECURE Act.” The BIOSECURE Act restricts U.S. government agencies from procuring biotechnology equipment or services from, or entering into contracts with, entities that use biotechnology equipment or services from, designated “biotechnology companies of concern,” or BCCs, and from expending federal loan or grant funds for such equipment or services. We currently rely on third-party contract manufacturing organizations and other vendors located outside the United States, including entities that operate in China, for the manufacturer of certain clinical trial materials and the provision of certain development-related services. While none of our vendors are currently listed as a BCC, there is a risk they may be in the future, particularly with respect to our Chinese vendors. If our current or future vendors with which we work are designated as BCCs in the future, or if our collaborators, customers, investors, or future commercial partners become subject to BIOSECURE-related restrictions as a result of their relationships with such vendors, we could be required to terminate or restructure existing arrangements, transition manufacturing or other services to alternative suppliers, or delay or suspend development activities, subject to a grace period of 5 years during which time a company could continue to work with such restricted vendor. Any such transition could involve significant cost, operational complexity, regulatory risk, and delays, and alternative suppliers may not be available on acceptable terms or at all.

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

Many of the suppliers for components and materials used in our product candidates, including the manufacturer for active pharmaceutical ingredient and finish product for PGN-EDODM1, are single-sourced. We cannot ensure that these suppliers or service providers will remain in business, have sufficient capacity or supply to meet our needs or that they will not be purchased by one of our competitors or another company that is not interested in continuing to work with us. Our use of single-source suppliers of raw materials, components, key processes, active pharmaceutical ingredients and finished goods could expose us to several risks, including disruptions in supply, price increases or late deliveries. There are, in general, relatively few alternative sources of supply for substitute components. These vendors may be unable or unwilling to meet our future demands for our clinical trials or commercial sales. Establishing additional or replacement suppliers for these components, materials and processes could take a substantial amount of time and it may be difficult to establish replacement suppliers who meet regulatory requirements. Any disruption in supply from any single-source supplier or service provider could lead to supply delays or interruptions which would damage our business, financial condition, results of operations and prospects.

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

If our collaborations do not result in the successful development and commercialization of product candidates, or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of product candidates could be delayed, and we may need additional resources to develop product candidates. In addition, if one of our collaborators terminates its agreement with us, we may find it more difficult to find a suitable replacement collaborator or attract new collaborators, and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. All of the risks relating to product development, regulatory approval and commercialization described in this Form 10-K apply to the activities of our collaborators.

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

We have no experience as a company in conducting, completing and managing the full suite of clinical trials necessary to obtain regulatory approvals, including approval by the FDA, the European Commission or comparable foreign regulatory authorities, or in obtaining approval of any of our product candidates. We are early in our development efforts for our product candidates.. We have initiated a Phase 1 and a Phase 2 clinical trial for PGN-EDODM1. We will need to successfully complete IND- or CTA-enabling activities, early-stage, later-stage and pivotal clinical trials, in order to obtain FDA, European Commission or comparable foreign regulatory approval to market PGN-EDODM1, and any future product candidates.

We have no experience as a company in conducting, completing and managing the full suite of clinical trials necessary to obtain regulatory approvals, including approval by the FDA, the European Commission or comparable foreign regulatory authorities, or in obtaining approval of any of our product candidates. We are early in our development efforts for PGN-EDODM1. We have completed a Phase 1 and initiated a Phase 2 clinical trial for PGN-EDODM1. We will need to successfully complete IND- or CTA-enabling activities, early-stage, later-stage and pivotal clinical trials, in order to obtain FDA, European Commission or comparable foreign regulatory approval to market PGN-EDODM1, and any future product candidates.

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

Although we completed a Phase 1 clinical trial for PGN-EDO51 and have two clinical trials ongoing for PGN-EDODM1, we have not completed any additional clinical trials, and have limited experience as a company in preparing, submitting and prosecuting regulatory filings. In addition, we have had limited interactions with the FDA, the EMA and comparable foreign regulatory authorities and cannot be certain how many clinical trials of PGN-EDODM1, or any other product candidates will be required or how such trials should be designed. The FDA has previously provided feedback on our clinical trials for PGN-EDODM1, and we have addressed their feedback in our clinical trial designs. We may be unable to efficiently execute and complete necessary clinical trials for our product candidates in a way that leads to regulatory submission and approval of any of our product candidates, including potentially any accelerated approval. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our current or planned clinical trials, could prevent us from or delay us in submitting NDAs for and commercializing our product candidates.

We plan to seek approval from the FDA or comparable foreign regulatory authorities, where applicable, under the accelerated approval pathways. We may fail to obtain approval under such accelerated approval pathways. Moreover, these pathways may not lead to a faster development, regulatory review or approval process and do not increase the likelihood that our product candidates will receive marketing approval.

We plan to seek accelerated approval, if applicable, under the FDA’s accelerated approval pathway for our PGN-EDODM1 product candidate and may have a similar strategy with future product candidates. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition, generally provides a meaningful advantage over available therapies, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of accelerated approval, the FDA likely would require that we perform adequate and well-controlled post-marketing clinical trials to confirm the product’s clinical benefit. These confirmatory trials must be completed with due diligence. Under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is permitted to require, as appropriate, that a post-approval confirmatory study or studies be underway (including commencing enrollment) prior to approval or within a specified time period after the date of accelerated approval was granted. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress.

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

Prior to seeking accelerated approval for PGN-EDODM1, we intend to seek feedback from the FDA or similar foreign regulatory authorities and will otherwise evaluate our ability to seek and receive accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA or similar application for accelerated approval or any other form of expedited development or review. Similarly, there can be no assurance that after subsequent FDA or similar foreign regulatory authorities feedback we will continue to pursue or apply for accelerated approval or any other form of expedited development or review, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or other expedited development or review, there can be no assurance that such submission or application will be accepted or that any expedited development or review will be granted on a timely basis, or at all. The FDA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development or review for PGN-EDODM1or any other product candidates would result in a longer time period to commercialization of such product candidate, would increase the cost of development of such product candidate, and would harm our competitive position in the marketplace.

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

In September 2023, the FDA granted orphan drug designation to PGN-EDODM1 for the treatment of DM1. We may seek orphan drug designation for any other product candidates we develop; however, we may never receive such designations. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable that the cost of developing the drug will be recovered from sales in the U.S. Orphan drug designation must be requested before submitting an NDA. A similar regulatory scheme governs orphan products in the EU.

Orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and application fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. In addition, if a product candidate with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same product for the same approved use or indication for seven years.

Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products can be approved for the same approved use or indication. In addition, even after an orphan drug is approved, the FDA can subsequently approve the same product for the same approved use or indication if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity may also be lost if the FDA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of the patients with the rare disease or condition. Further, even if we obtain orphan drug designation, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products.

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

Designation of a drug as a product for a rare pediatric disease does not guarantee that a marketing application for such drug will meet the eligibility criteria for a rare pediatric disease PRV at the time the application is approved. Even if we receive RPDD from the FDA for one of our product candidates, we would need to request a rare pediatric disease PRV in the marketing application of that product candidate. The FDA may determine that any such marketing application, if approved, does not meet the eligibility criteria for a PRV. Under current law, after September 30, 2029, the FDA may not award any rare pediatric disease priority review vouchers, although the FDA’s authority to do so could be extended by Congress in the future.

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

The current U.S. administration is focused on reducing costs of the federal government generally, including significantly reducing the number of government employees. Without appropriate staffing levels or the appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and approve proposed clinical studies and new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other federal agencies, including substantial leadership departures, personnel cuts, and policy changes, may also slow the time necessary for proposed clinical studies to obtain clearance or new drugs to be reviewed and/or approved, which would harm our business. Changes and cuts in FDA staffing have been reported by some in the pharmaceutical industry as creating delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.

A prolonged government shutdown, such as took place in October 2025, or significant leadership, personnel, and/or policy changes, or other substantial modification in agency activities (including due to global health concerns or geopolitical factors) could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. In addition, government funding of other agencies on which our operations may rely, including those that fund research and development activities and clinical trials, is subject to the political process, which is inherently fluid and unpredictable. Disruptions at agencies that fund our research and development activities and our clinical trials, or changes to such agencies’ budgets, may negatively impact our operations and ongoing clinical trials and may limit our ability to seek additional funding in the future. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

With the change in the U.S. presidential administration in 2025, there have been numerous legislative and regulatory changes, and there continues to be substantial uncertainty as to whether and how the Trump administration will continue to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Additionally, the administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment in which to pursue the development of new therapeutic candidates.

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

Additionally, we are subject to state and foreign equivalents of each of these healthcare laws and regulations, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the federal Anti-Kickback Statute and False Claims Act, and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales representatives. For additional information, see the section of this Form 10-K entitled, “Business—Government Regulation—Healthcare Regulation—Other Healthcare Laws.”

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

Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies such as gene therapy and therapies addressing rare diseases such as those we are developing. In both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we, or any collaborators, may receive for any approved products. For additional information, see the section of this Form 10-K entitled, “Business—Government Regulation—Healthcare Regulation—Healthcare Reform and Legislative Updates.”

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

Among other requirements, the GDPR includes restrictions on cross-border transfers of personal data subject to the GDPR to countries outside the EEA/U.K. that have not been found to provide adequate protection to such personal data (third countries), unless a valid GDPR transfer mechanism (for example, the European Commission approved Standard Contractual Clauses, or SCCs, certification to the EU-U.S. Data Privacy Framework (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the framework) and the U.K. International Data Transfer Agreement/Addendum, or U.K. IDTA) has been put in place. Where relying on the SCCs /U.K. IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal data. The international transfer obligations under the EEA/U.K. data protection regimes will require significant effort and cost and may result in us needing to make strategic considerations around where EEA/U.K. personal data is transferred and which service providers we can utilize for the processing of EEA/U.K. personal data. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. Switzerland has also adopted similar restrictions on transfer of personal data outside of its borders. Although the U.K. is regarded as a third country under the EU’s GDPR, the European Commission has adopted an (adequacy decision) in favor of the U.K., a decision recognizing the U.K. as providing adequate protection under the EU GDPR and enabling data transfers from EU Member States to the U.K. without additional safeguards. In December 2025, the European Commission adopted a decision determining that the U.K.

continues to offer a level of data protection that is “essentially equivalent” to the EU standards, extending the validity of the U.K. adequacy decision for six years, until December 2031. This follows the U.K.’s adoption of the Data (Use and Access) Act 2025, or the DUAA, on June 19, 2025. While this renewal reduces immediate adequacy concerns, it is unclear how U.K. data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the U.K. will be regulated in the long term. Although the EU GDPR and the U.K. GDPR currently impose substantially similar obligations it is possible that over time the respective provisions, interpretations and enforcement of the EU GDPR and U.K. GDPR may further diverge in the future and create additional regulatory challenges and uncertainties. The lack of clarity on future U.K. laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and cost to our handling of U.K. and EEA personal data and our privacy and data security compliance programs, and could require us to implement different compliance measures for the U.K. and the EEA.

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

Similar privacy and data security requirements are either in place or underway in the U.S. There are numerous data protection laws that may be applicable to our activities, and a range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. Regulations promulgated pursuant to the Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act, and referred herein collectively as HIPAA, impose privacy, security and breach notification obligations on health plans, healthcare clearinghouses and certain healthcare providers, known as covered entities, as well as their business associates that perform certain services that involve creating, receiving, maintaining or transmitting individually identifiable health information for or on behalf of such covered entities, and their covered subcontractors. HIPAA establishes privacy and security standards that limit the use and disclosure of Protected Health Information, or PHI, and requires the implementation of administrative, physical and technological safeguards to protect the privacy of PHI and ensure the confidentiality, integrity and availability of electronic PHI. Most healthcare providers, including research institutions from which we obtain patient health information, are subject to HIPAA. We do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly subject to its requirements. However, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information.

The Federal Trade Commission, or FTC, and state Attorneys General are also aggressive in reviewing privacy and data security protections for consumers. According to the FTC, failing to take appropriate steps to keep consumers’ personal information secure could constitute unfair or deceptive acts or practices in or affecting commerce in violation of Section 5(a) of the FTC Act. The FTC’s current guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA security regulations, but this guidance may change in the future, resulting in increased complexity and the need to expend additional resources to ensure we are complying with the FTC Act.

New laws also are being considered or have been implemented at both the state and federal levels. For example, regulators and legislators in the U.S. are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Department of Justice’s January 8, 2025, rule on “Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons,” prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions and may result in exclusion from participation in federal and state programs.

As of January 2026, 20 states now have comprehensive privacy laws in effect. For example, the California Consumer Privacy Act of 2018, or the CCPA, which became effective on January 1, 2020, requires companies that process information of California consumers (as defined under the CCPA) to provide disclosures to such consumers about their data collection, use and sharing practices, provides Californian consumers with individual data privacy rights, imposes operational requirements for covered businesses, provides a private right of action for data breaches and creates a statutory damages framework. Although there are limited exemptions for PHI and clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities depending on how such laws are interpreted. Additionally as of January 1, 2023, the California Privacy Rights Act, or CPRA has significantly modified the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information and creating a state agency that is vested with authority to implement and enforce the CCPA.

Many other states have enacted or are considering comprehensive privacy legislation similar to the CCPA, and a broad range of legislative measures also have been introduced at state and federal level. Such legislation adds additional complexity, variation in requirements, restrictions and potential legal risk. The introduction of new comprehensive privacy laws across the country may require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country makes our compliance obligations more complex and costly and increases the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. There are also states that are specifically regulating health information. For example, Washington state passed a health privacy law that, as of June 30, 2024, regulates the collection and sharing of health information. This law also has a private right of action, which further increases the relevant compliance risk of collecting the health information of Washington residents. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states, such as Illinois and Texas, have passed laws that regulate biometric data specifically. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and there have been discussions in the U.S. Congress of new comprehensive federal data privacy law to which we could become subject, if enacted.

In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems, and may impede or restrict business activities, including clinical trial participant recruitment and advertising. Further, any failure by our third-party collaborators, service providers, contractors or consultants to comply with applicable law, regulations or contractual obligations related to data privacy or security could result in proceedings against us by governmental entities or others.

We may also publish privacy policies and other documentation regarding our collection, processing, use and disclosure of personal information and/or other confidential information. Although we endeavor to comply with our published policies and other documentation, we may at times fail to do so or may be perceived to have failed to do so. Despite our efforts, we may not be successful in achieving compliance if our employees or vendors fail to comply with our published policies and documentation. Such failures can subject us to potential international, local, state and federal action and litigation.

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

Our use of new and evolving technologies, such as artificial intelligence, may present risks and challenges that can impact our business, including by posing cybersecurity and other risks to our confidential and/or proprietary information, including personal information, and as a result we may be exposed to reputational harm and liability.

We may use and integrate artificial intelligence (AI) into our business processes through implementation of AI and through the adoption of commercially available tools. Use of this technology could pose cybersecurity, data privacy, IT, intellectual property, regulatory, legal, operational, competitive, reputational and other risks and challenges that could affect our business. Specifically, risks related to accuracy, bias, artificial intelligence hallucinations, discrimination, harmful content, misinformation, fraud, scams, targeted attacks (including model poisoning or data poisoning), surveillance, data leakage, environmental harms, and other harms may flow from any use or deployment of AI technologies. If we enable or use solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability.

A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of AI, and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of AI and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, the EU’s Artificial Intelligence Act (“AI Act”) is now in effect and is expected to undergo amendments, as introduced in the EU’s November 2025 Digital Omnibus. As enacted, the AI Act imposes significant obligations on providers and deployers of AI systems, and encourages providers and deployers of AI systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on legal and risk determinations that rely on novel legal provisions that have not yet been interpreted by courts or regulators, and non-compliance can lead to significant fines.

In the U.S., the AI regulatory environment is complex and uncertain. Over the past year, states have advanced, and in some cases passed, dozens of laws focusing on AI governance and regulation, including on deployment of AI in healthcare settings. At the federal level, the Trump Administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 11, 2025, executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. The U.S. Food and Drug Administration, for example, issued guidance on the use of AI in medical devices, requiring detailed risk management and review processes to obtain approvals. If we develop or use AI systems governed by these laws or regulations, we will need to meet various standards of data quality, transparency, monitoring and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance.

The rapid evolution of AI will require the application of significant resources to design, develop, test and maintain such systems to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. The use of certain AI technologies can also give rise to intellectual property risks, including by disclosing or otherwise compromising our confidential or proprietary intellectual property, or by undermining our ability to assert or defend ownership rights in intellectual property created with the assistance of artificial intelligence tools.

Our vendors may in turn incorporate AI tools into their offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. In addition, the use of generative AI models in our internal or third-party systems may create new attack surfaces or methods for adversaries, which could impact us and our vendors. The integration of AI systems, by us or by our vendors, may increase cybersecurity risk. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

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

We expect to face competition from existing products and product candidates in development for our programs. For our sole clinical-stage product candidate, PGN-EDODM1, there are currently no approved therapies to treat the underlying cause of the disease. Pipeline candidates currently in development to treat DM1 include several approaches that target DMPK RNA. These include AOC 1001, an antibody linked siRNA in Phase 3 clinical development by Avidity Biosciences, Inc., or Avidity, which has agreed to be acquired by Novartis, subject to various closing conditions; DYNE-101, an antibody conjugated antisense oligonucleotide in Phase 2 clinical development by Dyne, with an ongoing registrational expansion cohort reportedly intended to support a potential submission for accelerated approval in the U.S. and with plans by Dyne to initiate a confirmatory Phase 3 clinical trial of DYNE-101 in Q1 2026; VX-670, a peptide conjugated PMO in Phase 2 originally developed by Entrada Therapeutics, Inc., or Entrada, and Vertex; and ARO-DM1, a conjugated siRNA in Phase 1/2 clinical development by Sarepta, originally developed by Arrowhead Pharmaceuticals, Inc., or Arrowhead. There are additional approaches under development such as ATX-01, a microRNA that modulates expression of MBNL1 by Arthex Biotech S.L., that is in Phase 1/2a clinical development. Another small molecule, tideglusib, which is a GSK3-ß inhibitor is in clinical development by AMO for the congenital phenotype of DM1.

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

The estimates of market opportunity and forecasts of market growth included in this Form 10-K, if any, may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business may not grow at similar rates, or at all.

Market opportunity estimates and growth forecasts included in this Form 10-K, if any, are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. The estimates and forecasts included in this Form 10-K relating to size and expected growth of our target market, if any, may prove to be inaccurate. Even if the markets in which we compete meet any size estimates and/or growth forecasts included in this Form 10-K, our business may not grow at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.

The pricing and third-party payor coverage and reimbursement status of newly approved products are uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our future product candidates, if approved, could limit our ability to market those products and decrease our ability to generate product revenue.

In the U.S. and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. For additional information, see the section of this Form 10-K entitled, “Business—Government Regulation—Healthcare Regulation—Coverage and Reimbursement.”

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

Risks Related to Our Intellectual Property

If we or our licensors are unable to obtain, maintain, defend, and enforce patent and other intellectual property protection for any product candidates or technology, or if the scope of the patent or other intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully develop and commercialize our product candidates or our technology may be adversely affected due to such competition.

Our success depends in large part on our and our licensors’ ability to obtain and maintain patent and other intellectual property protection in the U.S. and other jurisdictions. We and our licensors have sought, and will seek, to protect our proprietary position by filing additional patent applications in the U.S. and abroad related to certain technologies and our platform that are important to our business. However, our patent portfolio is at a somewhat early stage; we do not own any patents and there are 16 issued patents, which we in-licensed from Oxford University Innovation Limited, or OUI, and the Medical Research Council of United Kingdom Research and Innovation, or MRC, and substantive examination of many of the currently pending patent applications we own or license has yet to begin or is in early stage prosecution. In addition, there can be no assurance as to whether or when our patent applications will issue as granted patents. Our ability to stop third parties from making, using, selling, marketing, offering to sell, importing and commercializing our product candidates and our technology is dependent upon the extent to which we have rights under valid and enforceable patents and other intellectual property that cover our platform and technology. If we are unable to secure, maintain, defend and enforce patents and other intellectual property with respect to our product candidates and our technology, it would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The patent prosecution process is expensive, time-consuming and complex, and we and our licensors may not be able to file, prosecute, maintain, defend, enforce or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. We and our licensors may not be able to obtain, maintain, or defend patents and patent applications due to the subject matter claimed in such patents and patent applications being in the public domain or otherwise unpatentable. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach these agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors or other third party partners may file patent applications and even obtain patents based on inventions that we shared with them under contractual terms of confidentiality and non-use. Consequently, we would not be able to prevent any third party from using any of our technology that is in the public domain to compete with our product candidates, or we may need to engage in litigation or other proceedings at the USPTO or foreign patent offices to preserve the exclusivity of our product candidates and platform technology.

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

Our rights to develop and commercialize any product candidates are subject and may in the future be subject, in part, to the terms and conditions of licenses granted to us by third parties. If we fail to comply with our obligations under our current or future intellectual property license agreements, are not able to obtain adequate rights, or otherwise experience disruptions to our business relationships with our current or any future licensors, we could lose intellectual property rights that are important to our business.

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

Furthermore, our licensors have, or may in the future have, the right to terminate a license if we materially breach the agreement and fail to cure such breach within a specified period or in the event we undergo certain bankruptcy events. In spite of our best efforts, our current or any future licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements. If our license agreements are terminated, we may lose our rights to develop and commercialize product candidates and technology, lose patent protection, experience significant delays in the development and commercialization of our product candidates and technology, incur liability for damages, hinder our ability to raise additional capital, and attract investors, create litigation distracting to management, which diverts capital resources, and allow third parties, including our competitors, to obtain license rights to the intellectual property previously licensed to us and assert against us a claim of infringement. If these in-licenses are terminated, or if the underlying intellectual property fails to provide the intended exclusivity, our competitors or other third parties could have the freedom to seek regulatory approval of, and to market, products and technologies identical or competitive to ours and we may be required to cease our development and commercialization of certain of our product candidates and technology. Even if these licenses are not terminated, we may not have rights to intellectual property owned or controlled by our licensors that relate to our product candidate or platform technology. Thus, our licensors may grant rights to such intellectual property, which is not licensed to us, to third parties, including our competitors, which could undermine the competitive position of our product candidate and platform technology and potentially adversely affect the pricing and desirability of our product candidate and platform technology. In addition, we may seek to obtain additional licenses from our licensors and, in connection with obtaining such licenses, we may agree to amend our existing licenses in a manner that may be more favorable to the licensors, including by agreeing to terms that could enable third parties, including our competitors, to receive licenses to a portion of the intellectual property that is subject to our existing licenses and to compete with our product candidates and our technology. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

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

While the OUI/MRC License grants certain exclusive patent and technology rights to us, license agreements we have entered into, including the OUI/MRC License, and may enter into in the future, may provide for certain activities as being non-exclusive. Accordingly, third parties may also obtain non-exclusive licenses from such licensors with respect to the intellectual property licensed to us under such license agreements. Accordingly, these license agreements may not provide us with exclusive rights to use such licensed patent and other intellectual property rights, or may not provide us with exclusive rights to use such patent and other intellectual property rights in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and our product candidates.

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

Filing, prosecuting, maintaining, enforcing and defending patents and other intellectual property rights on our technology and our product candidates in all jurisdictions throughout the world would be prohibitively expensive, and accordingly, our intellectual property rights in some jurisdictions outside the U.S. could be less extensive than those in the U.S. Thus, we may not have applied for patent protection to protect our product candidate or platform technology in all countries that we may commercialize our products or platform technology. Even if we have applied for such patent protection outside of the U.S., in some cases, we or our licensors may not be able to obtain patent or other intellectual property protection for certain technology and product candidates. In addition, the laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as federal and state laws in the U.S. For example, methods of human treatment that are patentable in the U.S. are not patentable in certain countries outside of the U.S. Consequently, we and our licensors may not be able to obtain issued patents or other intellectual property rights covering our product candidates and our technology in all jurisdictions outside the U.S. and, as a result, may not be able to prevent third parties from practicing our and our licensors’ inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Third parties may use our technologies in jurisdictions where we and our licensors have not pursued and obtained patent or other intellectual property protection to develop their own products and, further, may export otherwise infringing, misappropriating or violating products to territories where we have patent or other intellectual property protection, but enforcement is not as strong as that in the U.S. These products may compete with our product candidates and our technology and our or our licensors’ patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

We are aware of certain patents in the U.S. and other jurisdictions owned by third parties that claim subject matter that relates to our product candidates and the EDO platform. Such third parties may assert these patents against us in litigation in the U.S. or other jurisdictions. The outcome of any such litigation is uncertain and, even if we prevail, the costs of such litigation could have a material adverse effect on our financial position, result in disclosure of our trade secrets, distract key personnel from the continued

development of our business, and adversely affect our ability to enter or maintain commercial relationships with collaborators, clients or customers. If we are unsuccessful in such litigation, we could be prevented from commercializing products, required to pay damages, including treble damages, or could be required to take licenses from such third parties which may not be available on commercially reasonable terms, if at all. The amount of potential damages could be significant and have a material adverse effect on our business.

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

Because we currently rely on certain third parties to manufacture all or part of our product candidates and to perform quality testing, and because we may need to collaborate with various third parties for the advancement of our product candidates and technology, we may be required to, at times, share our proprietary technology and confidential information, including trade secrets, with them. We seek to protect our proprietary technology, in part, by entering into confidentiality agreements and, if applicable, material transfer agreements, collaboration agreements, services agreements, consulting agreements and other similar agreements prior to beginning research or disclosing any proprietary information to such third parties. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors or other third parties, are inadvertently or purposefully incorporated into the technology of themselves or others or are disclosed or used in violation of these agreements, such as in the filing of patent applications unbeknownst to us. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets. We may need to share our proprietary information, including trade secrets, with future business partners, collaborators, contractors and others located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or foreign actors, and those affiliated with or controlled by state actors. Further, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third-party, we would have no right to prevent them from using that technology or information to compete with us. Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of these agreements, independent development or publication of information including our trade secrets by third parties. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s or other third party’s discovery of our proprietary technology and confidential information or other unauthorized use or disclosure would impair our competitive position and may harm our business, financial condition, results of operations and prospects.

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

As of December 31, 2025, we had 56 full-time employees. As our development progresses including possibly commencing a pivotal Phase 3 clinical study and related NDA filing for PGN-EDODM1, we expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs and, if any product candidate receives marketing approval, sales, marketing, distribution and coverage and reimbursement capabilities. To manage our potential future growth, we must continue to implement and improve our managerial, operational and financial systems, and continue to recruit and train necessary qualified personnel and longer-term, may need to expand our facilities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

As a growing biotechnology company, we expect to pursue new platforms and product candidates in the future in several therapeutic areas and across a range of diseases. Successfully developing product candidates for, and fully understanding the regulatory and manufacturing pathways to, each of these therapeutic areas and disease states requires a significant depth of talent, resources and corporate processes in order to allow simultaneous execution across multiple areas. Due to our limited resources, we may not be able to effectively manage this simultaneous execution and the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, legal or regulatory compliance failures, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to compete effectively and commercialize our product candidates, if approved, will depend in part on our ability to effectively manage the future development and expansion of our company.

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

Despite the implementation of security measures, given the size and complexity of our internal information technology systems and those of our current and future vendors, collaborators and other contractors or consultants, and the increasing amounts of confidential information that we and our affiliated third parties maintain, such information technology systems are still vulnerable to damage or interruption from security incidents, data breaches, computer viruses, computer hackers, malicious code, ransomware, social engineering attacks (including phishing attacks), employee error, theft or misuse, denial-of-service attacks, sophisticated nation-state and nation-state-supported actors, unauthorized access, natural disasters, terrorism, war, telecommunication and electrical failures or other compromise. The risk of a cybersecurity incident, data breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. As a result of the effects of a pandemic, such as the COVID-19 pandemic or other health crisis, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely for a portion of their time, which may create additional opportunities for cybercriminals to exploit vulnerabilities. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. As such, we may experience cybersecurity incidents, breaches, or compromises that may remain undetected for an extended period. We may be unable to anticipate all types of cybersecurity threats, or implement preventive measures effective against all such cybersecurity threats. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection and to remove or obfuscate forensic evidence.

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

To the extent that any disruption, cybersecurity incident, data breach, or compromise were to result in a loss of, or damage to, our or our vendors’, collaborators’ or other contractors’ or consultants’ data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, including litigation exposure and penalties and fines. Any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our customers or employees, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. We could become the subject of regulatory action or investigation, and our competitive position and reputation could be harmed and the further development and commercialization of our product candidates could be delayed. As a result of such an event, we may also be in breach of our contractual obligations. Any of the above could have a material adverse effect on our business, financial condition, results of operations or prospects.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and/or licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. In February 2024, we sold shares of our common stock under our ATM program and in the 2024 Offering, receiving aggregate net proceeds of $86.3 million after deducting underwriters' fees and costs of the offerings. In September 2025, we sold shares of our common stock in a public offering which resulted in net proceeds of $107.6 million after deducting underwriters' fees and estimated offering expenses. Any debt financing or preferred equity financing, if available, may involve, agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making capital expenditures, declaring dividends or encumbering our assets to secure future indebtedness.

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

•
timing and results of, or developments in, clinical trials of our product candidates or those of our competitors or potential competitors;
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

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. Any lawsuit to which we are a party in the future, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our offerings or business practices. Such litigation may also cause us to incur other substantial costs to defend such claims and maintain liability insurance coverages and may also result in the diversion of management’s attention and resources.

Unfavorable global economic conditions could adversely affect our business, financial condition, stock price and results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the 2008 global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn resulting from the effects tariffs recently imposed by the United States, which have resulted in other countries imposing additional tariffs on imports from the U.S., including substantial tariffs on imports from the U.S. announced by China, and are likely to continue to result in more retaliatory tariffs and a reduction in global trade could result in a variety of risks to our business, including weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. In addition, the current geopolitical conflicts could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, import/export controls or other actions that have been or may be initiated by nations, including the U.S. or the EU, including previously pending legislative proposals in the U.S. relating to China and certain biotechnology companies of concern, or actions taken by Russia (e.g., potential cyberattacks, disruption of energy flows, etc.) could adversely affect our business and/or our supply chain, our CROs, CDMOs and other third parties with which we conduct business. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could impair our ability to achieve our growth strategy, could harm our financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that our current or future service providers, manufacturers or other collaborators may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. We cannot anticipate all of the ways in which the current economic climate, including increasing interest rates and high inflation, and financial market conditions could adversely impact our business.

Our executive officers, directors and principal shareholders, if they choose to act together, will continue to have the ability to significantly influence all matters submitted to stockholders for approval.

Based upon our common stock outstanding as of December 31, 2025, our executive officers, directors, greater than five percent shareholders and their affiliates beneficially own approximately 44.5% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, even though some of these persons or entities may have interests that are different than those of yours. For example, these stockholders, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of substantially all of our assets.

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

Even after we no longer qualify as an EGC, we may continue to qualify as a smaller reporting company, which would allow us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation. In addition, if we are a smaller reporting company with less than $100 million in annual revenue, we would not be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404. In reliance on these exemptions, we have taken advantage of reduced reporting obligations in this Form 10-K.

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

Pursuant to Section 404, we were required to furnish a report by our management on our internal control over financial reporting beginning with this Form 10-K for the year ended December 31, 2025. However, while we remain an EGC or a smaller reporting company with less than $100 million in annual revenue, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, engaging outside consultants and adopting a detailed work plan to assess and document the adequacy of internal control over financial reporting, continuing steps to improve control processes as appropriate, validating through testing that controls are functioning as documented and implementing a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, particularly if such material weakness results in the necessity of a restatement of our historical financial statements.

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

We have a history of cumulative losses and anticipate that we will continue to incur significant losses in the foreseeable future; thus, we do not know whether or when we will generate taxable income necessary to utilize our net operating losses, or NOLs, or research and development tax credit carryforwards. As of December 31, 2025, we had federal NOLs of $177.3 million and state NOL carryforwards of $199.6 million. We did not generate U.K. NOLs in 2025 as our U.K. entity, PepGen Limited, was dissolved on December 10, 2024.

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

For U.S. federal income tax purposes, in general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and other pre-change tax attributes, including research and development tax credit carryforwards, to offset post-change income or taxes. We have not conducted a study to assess whether any such ownership changes have occurred. We may experience such ownership changes in the future. As a result, if, and to the extent that, we earn net taxable income, our ability to use our NOL carryforwards and research and development tax credit carryforwards to offset such taxable income may be subject to limitations.

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

Historically, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant stock price volatility in recent years. For example, a putative class action complaint was filed on June 9, 2025 in the

United States District Court for the Eastern District of New York, entitled Johnny Karam v. PepGen Inc., et. al., which was subsequently voluntarily dismissed in November 2025. However, whether or not plaintiff’s claims are successful, this type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operation of our business. If we are ultimately required to pay significant defense costs, damages or settlement amounts, such payments could adversely affect our operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Cyber Risk Management and Strategy

We have processes for assessing, identifying, and managing cybersecurity risks, which are built into our information technology function and are designed to help protect our information assets and operations from internal and external cyber threats, protect employee and clinical trial information from unauthorized access or attack, as well as secure our networks and systems. Such processes include physical, procedural, and technical safeguards, and routine review of our policies and procedures in an effort to identify risks and refine our practices. We engage an established IT managed service provider, with expertise in the life science industry, as well as additional external parties, to enhance our cybersecurity oversight, under the management and oversight of our Vice President of IT.

In an effort to deter and detect cyber threats, we perform annual phishing tests with employees. We also require annual cybersecurity and prevention training for employees, which may cover topics such as social engineering, phishing, password protection, confidential data protection, and mobile security, and is designed to educate employees on incident reporting. We also use technology-based tools, including third-party tools and solutions, designed to detect and mitigate cybersecurity risks, protect our information technology infrastructure and digital assets, and bolster our employee-based cybersecurity programs.

To date, we have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition; however, like other companies in our industry, we and our third-party vendors may, from time to time, experience threats and security incidents relating to our and our third-party vendors’ information systems. For more information, see “Risk Factors-Risks Related to Employee Matters, Managing Growth and Other Operational Matters -Our internal information technology systems, or those of our vendors, collaborators or other contractors or consultants, may fail or suffer security breaches, loss or leakage of data and other disruptions or compromise, which could result in a material disruption of our product development programs, compromise sensitive information related to our business or prevent us from accessing critical information, or trigger contractual and legal obligations, potentially exposing us to liability, reputational harm or otherwise adversely affecting our business and financial results.”

Governance Related to Cybersecurity Risks

Our audit committee of the board of directors, or the Audit Committee, is responsible for overseeing cybersecurity risk, pursuant to the Audit Committee charter, and periodically updates our board of directors on such matters. The Audit Committee receives periodic updates from management and our Vice President, Information Technology regarding cybersecurity matters. We have a process for the Audit Committee to be notified between such updates in the event of any significant new cybersecurity threats or incidents.

Management is responsible for, and is forming a committee tasked with, the operational oversight of company-wide cybersecurity strategy, policy, and standards across relevant departments to assess and help prepare us to address cybersecurity risks. Our Vice President, Information Technology, supported by management, oversees the day-to-day implementation and management of our cybersecurity program. Our Vice President, Information Technology, who operates as our head of information technology, reports to the Chief Financial Officer. Our Vice President, Information Technology has over 20 years of experience in information technology and also leverages the experience of the third-party IT managed service provider. Our VP, Information Technology regularly reports to the Chief Financial Officer as well as to other executive management, including our General Counsel, on cyber matters, as appropriate.

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

Item 3. Legal Proceedings.

From time to time, we may be a party to litigation or subject to claims incident to the ordinary course of business. On June 9, 2025, a putative shareholder class action captioned Johnny Karam v. PepGen Inc., et al. was filed in the United States District Court for the Eastern District of New York, naming the Company and our Chief Executive Officer and Chief Financial Officer as defendants. The lawsuit was filed by a stockholder who claimed to be suing on behalf of anyone who purchased or otherwise acquired our securities between March 7, 2024 and March 3, 2025. The lawsuit alleged that material misrepresentations and/or omissions of material fact were made in our public disclosures in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The alleged improper disclosures related primarily to statements regarding PGN-EDO51. The plaintiff sought unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. On July 15, 2025, the action was transferred to the United States District Court for the District of Massachusetts. On November 18, 2025, the parties filed a stipulation of voluntary dismissal of the action. Separately, by a letter received by us on September 29, 2025, a putative shareholder of the Company made a purported shareholder demand based on substantially the same allegations as those set forth in the above-mentioned putative class action suit. On December 1, 2025, the demanding shareholder withdrew the demand.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has traded on the Nasdaq Global Select Market under the symbol “PEPG” since May 10, 2022. Prior to that date, there was no public trading market for our common stock.

Holders

As of February 26, 2026, we had 8 holders of record of our common stock. The actual number of stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans is incorporated by reference herein to Item 12 Part III of this Form 10-K.

Unregistered Sales of Equity Securities

None.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes included elsewhere in this Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to our plans, strategies, objectives, expectations and intentions for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Form 10-K, our actual results could differ materially from the results described in or implied by these forward-looking statements. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”

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

Our clinical development program for PGN-EDODM1 includes three studies, FREEDOM-DM1, or FREEDOM, a multinational, randomized, double-blind, placebo-controlled Phase 1 single ascending dose, or SAD, study, FREEDOM2-DM1, or FREEDOM2, a multinational, randomized, double blind, placebo-controlled Phase 2 MAD study and FREEDOM-OLE, which is an open label extension study open to participants who meet its eligibility criteria and have completed either the FREEDOM or FREEDOM2 studies. In the FREEDOM study, we are enrolling adult participants with DM1 in multiple geographies including the U.S., U.K. and Canada, to evaluate the safety and tolerability of PGN-EDODM1, as well as oligonucleotide muscle concentrations, splicing correction and functional outcome measures at day 28 and at week 16 following a single dose of PGN-EDODM1. On February 24, 2025, we reported initial data from the 5 mg/kg and 10 mg/kg dose cohorts in this study where PGN-EDODM1 was observed to have a favorable emerging safety profile and robust splicing correction in a dose-dependent manner in the 5 and 10 mg/kg dose cohorts. Additionally, on September 24, 2025, we reported topline results from the 15 mg/kg cohort in the FREEDOM study of PGN-EDODM1, demonstrating a mean splicing correction of 53.7% following a single 15 mg/kg dose, noting that PGN-EDOM1 was generally well tolerated at this dose, with all drug-related adverse events mild or moderate in severity. Based on the positive splicing correction observed in the FREEDOM trial and the totality of the blinded safety data to date, we have decided to conclude dose escalation in the FREEDOM trial with the 15 mg/kg cohort.

The safety data from the FREEDOM study has informed the design of FREEDOM2, which has received regulatory clearance in Canada, the United Kingdom, South Korea, Australia, and New Zealand and we are currently enrolling patients in Canada and the U.K. We recently received notice that the FDA has placed a partial clinical hold on the FREEDOM2 study based on previously submitted preclinical pharmacology and toxicology studies. The partial clinical hold did not cite any questions regarding the blinded clinical data from the FREEDOM Phase 1 study previously submitted to the FDA in order to initiate the FREEDOM2 study in the U.S. As part of our ongoing dialogue with the FDA, we are submitting additional analyses, including the recently unblinded FREEDOM data, and are preparing to work with the FDA to answer the questions as quickly as possible. FREEDOM2 is a Phase 2 randomized, double-blind, placebo-controlled MAD study of PGN-EDODM1 in DM1 patients. FREEDOM2 is designed to assess PGN-EDODM1’s safety and tolerability, splicing correction and functional outcome measures in DM1 patients. This study has concluded enrollment of the 5 mg/kg dose cohort and all participants have completed dosing. We expect to report data from this cohort at the end of the first quarter of 2026. The study is currently dosing the 10 mg/kg dose cohort and we expect to report data from this cohort in the second half of 2026.

The FDA has granted both orphan drug designation and Fast Track designation for PGN-EDODM1 for the treatment of DM1 and the EMA has also granted orphan medicinal product designation to PGN-EDODM1.

We have also initiated research efforts for additional potential investigational drugs addressing other neuromuscular diseases and neurologic disorders. In May 2025, we announced that based on the levels of dystrophin protein measured in the 10 mg/kg cohort of the CONNECT1-EDO51 study investigating our candidate, PGN-EDO51, in Duchenne muscular dystrophy, or DMD, for patients amenable to exon 51 skipping, we decided to voluntarily discontinue development of PGN-EDO51. Additionally, all DMD-related research and development activities, including our research efforts relating to exons 44, 45 and 53, are being wound down.

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

On February 5, 2024, we issued and sold 1,000,000 shares of common stock at a purchase price of $10.00 per share under our at-the-market offering program, or ATM program, pursuant to an At-the-Market Equity Offering Sales Agreement, or Sales Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, resulting in net proceeds of $9.9 million. On February 9, 2024, we issued and sold 7,530,000 shares of common stock at a purchase price of $10.635 per share, which was the closing sale price of our common stock on the Nasdaq Global Select Market on February 6, 2024, in an underwritten follow-on offering, or the 2024 Offering. The 2024 Offering resulted in net proceeds of $76.4 million after deducting underwriters' fees of $3.7 million. Net proceeds from the ATM program and 2024 Offering, after deducting underwriters’ fees and costs of the offerings, were $86.3 million.

On September 26, 2025, we issued and sold 31,250,000 shares of common stock at a purchase price of $3.20 per share in an underwritten public offering, or the 2025 Offering. Pursuant to the underwriting agreement, we granted underwriters a 30-day option to purchase up to an additional 4,687,500 shares of common stock at a price of $3.20 per share which was exercised in full on September 25, 2025. The 2025 Offering resulted in net proceeds of $107.6 million after deducting underwriters' fees of $6.9 million and offering expenses of $0.5 million.

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

We have incurred operating losses in each year since our inception. Our net losses were $89.7 million and $90.0 million for the years ended December 31, 2025 and December 31, 2024, respectively. As of December 31, 2025, we had cash, cash equivalents, and marketable securities of $148.5 million. As of December 31, 2025, we had an accumulated deficit of $361.1 million. Notwithstanding our decision to cease our research and development efforts in DMD, which we announced on May 28, 2025, we expect our expenses and operating losses will continue as we conduct our ongoing preclinical studies and current and planned clinical trials of PGN-EDODM1, continue our research and development activities, utilize third parties to manufacture our product candidates and related raw materials, hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with an exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs. In addition, we have several development, regulatory and commercial milestone payment obligations under our licensing arrangements. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, current and planned clinical trials, manufacturing campaigns and our expenditures on other research and development activities.

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

The following table (in thousands) summarizes our research and development expenses for the years ended December 31, 2025 and December 31, 2024. The direct external development program expenses reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Our internal resources, personnel and infrastructure are not directly tied to any one research or drug discovery program and are deployed across multiple programs. As such, we do not track internal expenses on a program-specific basis.

	Year Ended December 31,
	2025	2024
External expenses:
PGN-EDODM1	$28,850	$21,265
PGN-EDO51	8,690	19,195
Other programs and unallocated expenses	537	2,556
Total external expense	38,077	43,016
Internal expenses:
Personnel-related (including stock-based compensation)	22,136	23,433
Facilities and related costs	5,123	5,819
Other	5,707	4,210
Total research and development expenses	$71,043	$76,478

We continue to conduct our ongoing Phase 2 clinical trial of our investigational drug candidate, PGN-EDODM1. We have decided to conclude dose escalation in the FREEDOM trial with the 15 mg/kg cohort, based on the positive splicing correction observed and the totality of the blinded safety data to date. As stated above, on May 28, 2025, we announced that we have decided to voluntarily discontinue development of PGN-EDO51 and are working to complete the wind-down of DMD-related research and development activities. Research and development expenses for our lead program can be variable quarter-over-quarter due to the timing of manufacturing campaigns, which are accounted for under the percentage of completion method. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving marketing approval for our remaining clinical stage product candidate or any new product candidates we develop.

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

Our future development costs may vary significantly based on factors such as:

•
the status of clinical trials, the timing and costs, if any, associated with resolving clinical or partial clinical holds, animal and other preclinical studies and IND- or clinical trial application, or CTA-enabling studies;

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

Income Taxes

We record tax expense for state taxes on interest income generated from the Company's cash equivalents and marketable securities. We recognized a tax benefit for the year ended December 31, 2024 due to the derecognition of an unrecognized tax benefit of $0.7 million upon the dissolution of our U.K.-based entity, PepGen Limited on December 10, 2024. We have not recorded a U.S. provision for federal or state income taxes as we have no revenue and have incurred losses since inception.

Results of Operations

Comparison of the Year Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,		Period-to-
	2025	2024	Period Change
Operating expenses:
Research and development	$71,043	$76,478	$(5,435)
General and administrative	22,569	21,261	1,308
Total operating expenses	$93,612	$97,739	$(4,127)
Operating loss	$(93,612)	$(97,739)	$4,127
Other income (expense), net
Interest income	4,017	7,142	(3,125)
Other (expense) income, net	(11)	(1)	(10)
Total other income	4,006	7,141	$(3,135)
Net loss before income tax	$(89,606)	$(90,598)	$992
Income tax (expense) benefit	(49)	617	(666)
Net loss	$(89,655)	$(89,981)	$326

Research and Development Expenses

Research and development expenses decreased by $5.4 million from $76.5 million for the year ended December 31, 2024, to $71.0 million for the year ended December 31, 2025. This was attributable to a $4.5 million decrease in preclinical costs as our two lead programs had both advanced into clinical trials, prior to the discontinuation of our DMD program in late May 2025. Additionally, there was a $4.0 million decrease in manufacturing costs due to the timing of manufacturing campaigns. The decrease was further driven by a $0.9 million decrease in facility and office related expenses, including depreciation, a $0.9 million decrease in consulting expense, and a $0.3 million decrease in employee expenses. These decreases were partially offset by increased clinical trial costs of $4.5 million associated with the advancement of clinical development programs and charges taken during the second quarter of 2025 for wind-down costs for the two clinical trials for PGN-EDO51. There was also a $0.8 million increase in other research and development expenses related primarily to the non-cash charge taken during the current year associated with the impairment of unused lab equipment.

General and Administrative Expenses

General and administrative expenses increased by $1.3 million from $21.3 million for the year ended December 31, 2024, to $22.6 million for the year ended December 31, 2025. The increase was driven primarily by an increase in consulting expenses, legal expenses and personnel-related costs.

Other Income (Expense), Net

Other income (expense), net was income of $4.0 million for the year ended December 31, 2025, compared to income of $7.1 million for the year ended December 31, 2024. The decrease was primarily driven by lower cash balances in our money market fund accounts and U.S. treasury holdings prior to the 2025 Financing.

Income Tax Benefit (Expense)

Income tax expense was $0.1 million for the year ended December 31, 2025 for state taxes on interest income generated from the Company's cash equivalents and marketable securities. Income tax benefit was a net benefit of $0.6 million for the year ended December 31, 2024 related the derecognition of an unrecognized tax benefit of $0.7 million upon the dissolution of our U.K.-based entity, PepGen Limited in December 2024. This is partially offset by $0.1 million in state taxes on interest income generated from the Company's cash equivalents and marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in January 2018, we have funded our operations primarily through the sale of our common stock and convertible preferred stock. We received aggregate gross proceeds of $163.9 million from these sales prior to our IPO. Additionally, in May 2022, we received gross proceeds from our IPO of $122.9 million.

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

On September 26, 2025, we issued and sold 31,250,000 shares of common stock at a purchase price of $3.20 per share in the 2025 Offering. Underwriters exercised their option to purchase an additional 4,687,500 shares of common stock at a price of $3.20 per share on September 25, 2025. The 2025 Offering resulted in net proceeds of $107.6 million after deducting underwriters' fees of $6.9 million and offering expenses of $0.5 million.

Future Funding Requirements

As of December 31, 2025, we had cash, cash equivalents, and marketable securities of $148.5 million. We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our currently planned operations into the second half of 2027. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

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
•
the associated costs in connection with any acquisition of in-licensed products, intellectual property and technologies; and

•
the ongoing costs of operating as a public company.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for the years ended December 31, 2025 and December 31, 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(81,635)	$(82,372)
Investing activities	(15,235)	(37,668)
Financing activities	107,979	88,749
Effect of exchange rate changes on cash	(16)	(62)
Net increase (decrease) in cash, cash equivalents and restricted cash	$11,093	$(31,353)

Operating Activities

For the year ended December 31, 2025, net cash used in operating activities was $81.6 million resulting from our net loss of $89.7 million and by cash provided by changes in our operating assets and liabilities of $6.2 million partially offset by non-cash charges of $14.2 million. The net changes in our operating assets and liabilities were primarily due to a decrease in prepaids and other current assets of $1.1 million, a decrease in accrued expenses of $3.3 million, a $3.1 million decrease in operating lease liabilities, and a $0.9 million decrease in accounts payable. Non-cash charges included $10.6 million in stock-based compensation expense, $2.2 million of accretion of discounts on our marketable securities, net, $3.7 million of amortization and interest accretion on our operating lease, and $1.4 million in depreciation expense. Additionally, there was a non-cash adjustment of $0.7 million related to the impairment of unused lab equipment.

For the year ended December 31, 2024, net cash used in operating activities was $82.4 million resulting from our net loss of $90.0 million and by cash provided by changes in our operating assets and liabilities of $5.2 million partially offset by non-cash charges of $12.9 million. The net changes in our operating assets and liabilities were primarily due to an increase in prepaids and other current assets of $1.3 million, a decrease in accrued expenses of $1.7 million, and a $3.0 million decrease in operating lease liabilities. These changes were partially offset by a $0.7 million increase in accounts payable. Non-cash charges included $11.5 million in stock-based compensation expense, $3.9 million of accretion of discounts on our marketable securities, net, $3.7 million of amortization and interest accretion on our operating lease, and $1.5 million in depreciation expense.

Investing Activities

Net cash used in investing activities was $15.2 million during the year ended December 31, 2025. Cash used in investing activities resulted from $94.0 million in purchases of marketable securities and $0.3 million in purchases of property and equipment. This was partially offset by $79.0 million in maturities of marketable securities.

Net cash used in investing activities was $37.7 million during the year ended December 31, 2024. Cash used in investing activities resulted from $145.2 million in purchases of marketable securities and $0.5 million in purchases of property and equipment. This was partially offset by $108.0 million in maturities and sales of marketable securities.

Financing Activities

Net cash provided by financing activities was $108.0 million for the year ended December 31, 2025, resulting from $108.1 million in proceeds from the 2025 Offering and $0.3 million of proceeds from the purchase of shares under employee equity plans, partially offset by $0.4 million in the payment of offering costs.

Net cash provided by financing activities was $88.7 million for the year ended December 31, 2024, resulting from $76.9 million in proceeds from the 2024 Offering, $9.9 million in proceeds from sales under the Sales Agreement, and $2.5 million from proceeds from the purchase of shares under employee equity plans, partially offset by $0.5 million in the payment of deferred offering costs.

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

While our significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements appearing elsewhere in this Form 10-K, we believe that the following accounting policies are the most critical for fully understanding and evaluating our financial condition and results of operations.

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

The Black-Scholes option pricing model requires the use of subjective assumptions, including the risk-free interest rate, the expected stock price volatility, the expected term of stock options, the expected dividend yield, and the fair value of the underlying common stock on the date of grant. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. The assumptions underlying these valuations represented management's best estimates, which involved inherent uncertainties and the application of management judgment. As a result, if factors or expected outcomes change and we used significantly different assumptions or estimates, our equity-based compensation expense could have been materially different.

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

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the reports of our independent registered public accounting firms, appear beginning on page F-1 of this Form 10-K.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officer to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Management assessed our internal control over financial reporting as of December 31, 2025. Management based its assessment on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

This Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d‑15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Director and Executive Officer Trading Arrangements

During the fourth quarter of 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Amended and Restated Employment Agreements

On March 3, 2026, we entered into an amended and restated employment agreement with each of James McArthur (the “McArthur Employment Agreement”), Noel Donnelly (the “Donnelly Employment Agreement”), and Paul Streck (the “Streck Employment Agreement” and collectively, the “Amended Employment Agreements”). Pursuant to each of the Amended Employment Agreements, the definition of Sale Event Period was updated to include the three-month period prior to an event constituting a Sale Event (as defined in each of the Amended Employment Agreements) in addition to the 12-month period after such Sale Event. Each of the Amended Employment Agreements replace and supersede all prior employment agreements between the Company and each of Dr. McArthur, Mr. Donnelly, and Dr. Streck.

The foregoing description of each of the McArthur Employment Agreement, Donnelly Employment Agreement, and Streck Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of each of McArthur Employment Agreement, Donnelly Employment Agreement, and Streck Employment Agreement, which will be filed as exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2025.

We have adopted a written code of conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions. A current copy of the code is posted on the Corporate Governance section of our website, located at https://investors.pepgen.com/corporate-governance/documents-charters. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions, or any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2025.

Item 14. Principal Accounting Fees and Services.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2025.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)
For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page F-1 of this Form 10-K, incorporated into this Item by reference.
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
10.5***

Non-Employee Director Compensation Policy, as amended on June 5, 2025 (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 7, 2025 (File No. 001-41374)).

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

10.17***

Employment Agreement, dated August 19, 2024, between Paul D. Streck, MD, MBA and the Company (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 7, 2024 (File No. 001-41374)).

10.18***

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 7, 2025 (File No. 001-41374)).

10.19*	Employment Agreement, dated December 8, 2025, between Joseph Vittiglio and the Company.
10.20*	Employment Agreement, dated May 20, 2025, between Kasra Kasrarian, PhD and the Company.
19.1***	PepGen Inc. Insider Trading Policy (Incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on February 24, 2025 (File No. 001-41374)).
21.1***	Subsidiaries of Registrant (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on February 24, 2025 (File No. 001-41374))
23.1*	Consent of KPMG, LLP, independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97***	Compensation Recovery Policy (Incorporated by reference to Exhibit 97 to the Company's Annual Report on Form 10-K filed on March 29, 2024 (File No. 001-41374))
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

*** Previously filed.

† Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the SEC.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 4, 2026.

PEPGEN INC.

By:	/s/ James McArthur
Name:	James McArthur
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 4, 2026.

Name	Title

/s/ James McArthur	Chief Executive Officer (Principal Executive Officer)
James McArthur, Ph. D.

/s/ Noel Donnelly	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Noel Donnelly, M.B.A.

/s/ Laurie B. Keating	Chair of the Board of Directors
Laurie B. Keating, J.D.

/s/ Habib Joseph Dable	Director
Habib Joseph Dable

/s/ Mitchell H. Finer	Director
Mitchell H. Finer, Ph.D.

/s/ Heidi Henson	Director
Heidi Henson

/s/ Howard Mayer	Director
Howard Mayer, M.D.

/s/ Joshua Resnick.	Director
Joshua Resnick, M.D., M.B.A

/s/ Lisa Wyman	Director
Lisa Wyman, M.S.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
PepGen Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of PepGen Inc. and subsidiary (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

San Diego, California
March 4, 2026

PEPGEN INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$60,514	$49,421
Marketable securities	87,942	70,770
Prepaid expenses and other current assets	2,507	3,570
Total current assets	$150,963	$123,761
Property and equipment, net	1,903	3,716
Operating lease right-of-use asset	19,121	21,432
Restricted cash	1,548	1,548
Other assets	372	426
Total assets	$173,907	$150,883
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$822	$1,752
Accrued expenses	8,637	11,850
Operating lease liability	3,187	3,094
Total current liabilities	12,646	16,696
Operating lease liability, net of current portion	13,817	15,567
Total liabilities	26,463	32,263
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at December 31, 2025 and 2024, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of December 31, 2025 and 2024, respectively; 68,874,944 and 32,619,663 shares issued and outstanding as of December 31, 2025 and 2024, respectively	7	3
Additional paid-in capital	508,544	390,057
Accumulated other comprehensive income	11	23
Accumulated deficit	(361,118)	(271,463)
Total stockholders’ equity	147,444	118,620
Total liabilities and stockholders’ equity	$173,907	$150,883

See accompanying notes to consolidated financial statements.

PEPGEN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Year Ended December 31,
	2025	2024
Operating expenses:
Research and development	$71,043	$76,478
General and administrative	22,569	21,261
Total operating expenses	$93,612	$97,739
Operating loss	$(93,612)	$(97,739)
Other income (expense)
Interest income	4,017	7,142
Other (expense) income, net	(11)	(1)
Total other income, net	4,006	7,141
Net loss before income tax	$(89,606)	$(90,598)
Income tax (expense) benefit	(49)	617
Net loss	$(89,655)	$(89,981)
Net loss per share, basic and diluted	$(2.12)	$(2.85)
Weighted-average common shares outstanding, basic and diluted	42,221,808	31,583,073
Other comprehensive (loss) income:
Cumulative translation adjustment arising during the period	—	(50)
Unrealized (loss) gain on marketable securities	(12)	39
Comprehensive loss	$(89,667)	$(89,992)

See accompanying notes to consolidated financial statements.

PEPGEN INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2023	23,823,241	$2	$289,867	$34	$(181,482)	$108,421
Issuance of stock in public offering, net of underwriters' fees and issuance costs	7,530,000	1	76,351	—	—	76,352
Issuance of common stock from At-the-Market Sales Agreement, net of underwriters' fees	1,000,000	—	9,900	—	—	9,900
Issuance of stock under the employee stock purchase plan	56,540	—	252	—	—	252
Exercise of stock options	209,882	—	2,230	—	—	2,230
Stock-based compensation expense	—	—	11,457	—	—	11,457
Unrealized gain on marketable securities	—	—	—	39	—	39
Cumulative translation adjustment arising during the period	—	—	—	(50)	—	(50)
Net loss	—	—	—	—	(89,981)	(89,981)
Balance as of December 31, 2024	32,619,663	$3	$390,057	$23	$(271,463)	$118,620
Issuance of stock in public offering, net of underwriters' fees and issuance costs	35,937,500	4	107,575	—	—	107,579
Vesting of restricted stock and performance stock units	101,280	—	—	—	—	—
Issuance of stock under the employee stock purchase plan	191,615	—	236	—	—	236
Exercise of stock options	24,886	—	67	—	—	67
Stock-based compensation expense	—	—	10,609	—	—	10,609
Unrealized loss on marketable securities	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	(89,655)	(89,655)
Balance as of December 31, 2025	68,874,944	$7	$508,544	$11	$(361,118)	$147,444

See accompanying notes to consolidated financial statements.

PEPGEN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(89,655)	$(89,981)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,397	1,505
Stock-based compensation expense	10,609	11,457
Amortization and interest accretion related to operating lease	3,748	3,748
Amortization of premiums and accretion of discounts on marketable securities, net	(2,212)	(3,925)
Impairment of long-lived assets	701	—
Other non-cash adjustments	—	70
Changes in operating assets and liabilities:
Prepaids and other current and non-current assets	1,074	(1,301)
Accounts payable	(935)	722
Accrued expenses and other non-current liabilities	(3,268)	(1,663)
Operating lease liabilities, current and non-current	(3,094)	(3,004)
Net cash used in operating activities	(81,635)	(82,372)
Cash flows from investing activities:
Purchases of property and equipment	(264)	(497)
Purchases of marketable securities	(93,971)	(145,171)
Maturities of marketable securities	79,000	108,000
Net cash used in investing activities	(15,235)	(37,668)
Cash flows from financing activities:
Issuance of common stock in public offering, net of underwriters’ fees	108,100	76,878
Payment of offering costs	(413)	(511)
Issuance of common stock from At-the-Market Sales Agreement, net of underwriters' fees	—	9,900
Proceeds from employee equity plans	292	2,482
Net cash provided by financing activities	107,979	88,749
Effect of exchange rate changes on cash	(16)	(62)
Net increase (decrease) in cash, cash equivalents and restricted cash	$11,093	$(31,353)
Cash, cash equivalents and restricted cash at beginning of period	50,969	82,322
Cash, cash equivalents and restricted cash at end of period	$62,062	$50,969
Components of cash, cash equivalents and restricted cash
Cash and cash equivalents	$60,514	$49,421
Restricted cash	1,548	1,548
Total cash, cash equivalents and restricted cash at end of period	$62,062	$50,969
Supplemental noncash investing and financing activities
Property and equipment included in accounts payable and accrued expenses	$20	$31
Deferred offering costs in AP and accruals	55	—
Cash paid for taxes	82	71

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

Liquidity

Since inception, the Company has not generated any revenue from product sales or other sources and has incurred significant operating losses and negative cash flows from operations. The Company’s primary uses of cash, cash equivalents, and marketable securities to date have been funding research and development activities, business planning, establishing and maintaining the Company’s intellectual property portfolio, hiring personnel, leasing premises and associated capital expenditures, raising capital, and providing general and administrative support for these operations. As of December 31, 2025, the Company had an accumulated deficit of $361.1 million. To date, the Company has funded operations primarily through private placements of convertible preferred stock, the sale of shares of common stock in its initial public offering, or IPO, the sale of shares of common stock under its At-the-Market Equity Offering Sales Agreement, or Sales Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, and through the sale of shares of common stock in follow-on public offerings in February 2024, referred to as the 2024 Offering, and in September 2025, referred to as the 2025 Offering. As of December 31, 2025, the Company had cash, cash equivalents, and marketable securities of $148.5 million.

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

On June 28, 2024, the Company filed a second shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale of an amount up to $250.0 million in the aggregate of shares of common stock, preferred stock, debt securities, warrants, and/or units or any combination thereof, which was declared effective on July 8, 2024. On September 26, 2025, the Company issued and sold 31,250,000 shares of common stock at a purchase price of $3.20 per share in the 2025 Offering. Pursuant to the underwriting agreement, the Company granted underwriters a 30-day option to purchase up to an additional 4,687,500 shares of common stock at a price of $3.20 per share, which was exercised in full on September 25, 2025. The 2025 Offering resulted in net proceeds of $107.6 million after deducting underwriters' fees of $6.9 million and offering expenses of $0.5 million.

Based on the 2025 Offering, the Company believes that its cash, cash equivalents, and marketable securities as of December 31, 2025, will be sufficient to fund its currently planned operations for at least the next 12 months from the issuance of these condensed consolidated financial statements.

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

Foreign Currency Remeasurement

The Company’s reporting currency is the U.S. Dollar. The functional currency of PepGen Limited was the British Pound. The assets and liabilities of PepGen Limited were translated into U.S. Dollars at the exchange rates in effect at each balance sheet date, and the results of operations are translated using the average exchange rates prevailing throughout the reporting period. Adjustments resulting from translating foreign functional currency financial statements into U.S. Dollars were included in the cumulative translation adjustment, a component of accumulated other comprehensive loss in stockholders’ equity.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and money market accounts. As of December 31, 2025, the Company’s cash, cash equivalents, and marketable securities were held by four financial institutions in the U.S. At times, the Company’s deposits held in the U.S. may exceed the respective insured limits of the Federal Depository Insurance Corporation and Financial Services Compensation Scheme.

Concentration of Supplier Risk

The Company currently depends on a small number of third-party suppliers to supply the product candidates that are being evaluated in the Company’s research and development programs.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of December 31, 2025 and 2024, cash and cash equivalents consisted primarily of checking and money market funds composed of U.S. government obligations, and U.S. treasury notes.

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

Deferred Offering Costs

The Company capitalizes within other long-term assets certain legal, accounting, and other third-party fees that are directly related to the Company’s in-process equity financings, until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds received as a result of the offering. Should a planned equity financing be abandoned, terminated, or significantly delayed, the deferred offering costs are immediately written off to operating expenses. As of December 31, 2025, deferred offering costs of $0.4 million in relation to the Company's shelf registration statements on Form S-3 were recorded within other assets on the consolidated balance sheets.

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

If the carrying amount of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset or asset group exceeds the estimated discounted future cash flows of the asset or asset group. During the year ended December 31, 2025, the Company took $0.7 million in non-cash charges to research and development and general and administrative expense, associated with the impairment of unused lab equipment and computer and office equipment. There were no impairments of long-lived assets for the year ended December 31, 2024.

Commitment and Contingencies

The Company recognizes a liability with regard to loss contingencies when it believes it is probable a liability has been incurred, and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount, the Company accrues the minimum amount in the range. The Company has not recorded any such liabilities as of December 31, 2025 and 2024 that were material to the consolidated financial statements.

Research and Development

Research and development costs are expensed as incurred. Research and development costs consist of salaries, benefits, and other personnel-related costs, including stock-based compensation, laboratory supplies, process development costs, fees paid to other entities to conduct certain research and development activities on the Company’s behalf, including contract manufacturing organizations and contract research organizations, and allocated facility and other related costs. Non-refundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized as prepaid expenses until the related goods are delivered or services are performed. The Company has not recorded any research and development credits on the consolidated balance sheet at December 31, 2025 and 2024.

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

Black-Scholes requires inputs based on certain subjective assumptions, including (i) the expected stock price volatility, (ii) the expected term of the award, (iii) the risk-free interest rate and (iv) expected dividends. The Company determines the expected volatility using the historical volatility of a peer group of comparable publicly traded companies with product candidates in similar stages of development to the Company’s product candidates. The Company uses the simplified method to calculate the expected term for stock options granted to employees, non-employees and directors whereby, the expected term equals the arithmetic average of the vesting term and the original contractual term of the stock options due to its lack of sufficient historical data. The risk-free interest rate is based on U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock. The Company recognizes forfeitures as they occur.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	As of December 31,
	2025	2024
Options to purchase common stock	5,970,707	5,845,039
Unvested restricted stock units	288,533	101,280
Total	6,259,240	5,946,319

Emerging Growth Company Status

The Company is an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. The Company may take advantage of these exemptions until the Company is no longer an “emerging growth company.” Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, its consolidated financial statements may not be comparable to companies that comply with public company effective dates. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of the IPO or such earlier time that it is no longer an “emerging growth company.”

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU 2023-09. ASU 2023-09 requires a company's annual financial statements to include consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. Adoption is either with a prospective method or a fully retrospective method of transition. The Company has adopted Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) for the year ended December 31, 2025, and applied the new disclosure requirements prospectively to the current annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. Please see additional disclosures related to income taxes in Note 11, Income Taxes, in the Notes to Consolidated Financial Statements.

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

3. Fair Value Measurements

The following tables present information about the Company’s financial assets that have been measured at fair value as of December 31, 2025 and December 31, 2024, and indicate the fair value of the hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. All instruments held by the Company are Level 1. The following tables set forth marketable securities as of December 31, 2025 and December 31, 2024 (in thousands):

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
U.S. Treasury Notes	87,903	39	—	87,942
Total	$87,903	$39	$—	$87,942

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
U.S. Treasury Notes	70,731	61	(22)	70,770
Total	$70,731	$61	$(22)	$70,770

The following tables set forth the fair value of the Company’s financial assets measured at fair value on a recurring basis and indicate the level within the fair value hierarchy utilized to determine such values (in thousands):

	As of December 31, 2025
	Total	Level 1
Cash Equivalents:
U.S. Treasury-backed money market funds	$58,147	$58,147
Marketable Securities:
U.S. Treasury notes	$87,942	$87,942
Total	$146,089	$146,089

	As of December 31, 2024
	Total	Level 1
Cash Equivalents:
U.S. Treasury-backed money market funds	$45,570	$45,570
Marketable Securities:
U.S. Treasury notes	$70,770	$70,770
Total	$116,340	$116,340

Money market funds are highly liquid investments that are valued based on quoted market prices in active markets, which represent a Level 1 measurement within the fair value hierarchy. These money market funds are classified on the consolidated balance sheets under cash and cash equivalents.

The following table summarizes the scheduled maturity for the Company's marketable securities for the period presented (in thousands):

December 31, 2025
Maturing in one year or less	$87,942
Total	$87,942

4. Property and Equipment, Net

The cost and accumulated depreciation of property and equipment were as follows (in thousands):

	December 31,
	2025	2024
Lab equipment	$4,035	$5,110
Computer and office equipment	1,759	1,556
Construction in process	20	96
Total property and equipment	5,814	6,762
Less accumulated depreciation	(3,911)	(3,046)
Total property and equipment, net	$1,903	$3,716

Depreciation expense was $1.4 million and $1.5 million for the years ended December 31, 2025 and 2024, respectively.

During the year ended December 31, 2025, the Company also took $0.7 million in non-cash charges to research and development and general and administrative expense, associated with the impairment of unused lab equipment and computer and office equipment.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2025	2024
Employee-related expenses	$4,663	$3,617
Research and development	2,993	6,903
Professional services	779	1,138
Other	202	192
Total accrued expenses	$8,637	$11,850

6. Leases

In December 2021, the Company entered into a non-cancellable operating lease agreement, or the Harrison Lease, pursuant to which the Company leases 31,668 square feet of office and laboratory space located in Boston, Massachusetts, or the Premises. The Harrison Lease commenced for accounting purposes when the Company gained access to the Premises on December 29, 2022, or the Lease Commencement Date. The Harrison Lease has a term of nine years and two months from the Lease Commencement Date. The Company’s obligation for the payment of base rent for the Premises began in May 2023, and is $0.2 million per month, increasing up to $0.3 million per month during the term of the Lease. The Company has one option to extend the term of the Harrison Lease, for a period of an additional five years. This is not included in the lease term as it was not deemed probable that the Company would exercise this option. At December 31, 2025, the Harrison Lease was the only lease for which the Company recorded a lease liability and corresponding right-of-use asset.

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

Summary of Lease Costs

The components of lease cost under ASC 842 for the leases were as follows (in thousands):

	December 31,
	2025	2024
Fixed lease cost	$3,748	$3,748
Variable lease cost	1,452	1,965
Total lease cost	$5,200	$5,713

Cash payments for operating leases during 2025 related to $3.1 million in rent payments under the Harrison Lease. Additionally, the Company made payments on variable lease costs throughout the year of $1.5 million. These payments related to parking, management fees, and other costs associated with maintaining our office and lab space.

The remaining lease term for the Harrison Lease is 6.4 years and the incremental borrowing rate is 8.0%.

Future minimum lease payments under the non-cancelable operating lease consisted of the following as of December 31, 2025:

Year Ending December 31,	(in thousands)
2026	$3,187
2027	3,282
2028	3,381
2029	3,483
2030	3,587
Thereafter	5,009
Total future minimum lease payments	$21,929
Less: imputed interest	(4,925)
Present value of lease liability	$17,004

Included in the consolidated balance sheet (in thousands)	December 31, 2025
Current portion of lease liability	$3,187
Non-current portion of lease liability	13,817
Total lease liability	$17,004

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

The Company could be required to make milestone payments to the Licensors upon achievement of certain patent and commercial milestones related to the patents and commercialization of certain of the Company’s product candidates. The aggregate potential milestone payments are $0.1 million. In 2024, the Company paid the Licensors a patent procurement milestone of £10,000, adjusted per the retail price index under the terms of the License Agreement. The Company also agreed to pay the Licensors low single digit royalties on net sales of any licensed products that are commercialized by the Company in excess of a threshold amount between £20 million and £30 million ($27.0 million and $40.5 million as of December 31, 2025), subject to certain adjustments. The term of the License Agreement continues until the later of (i) the date on which all the patents and patent applications covered thereunder have been abandoned or allowed to lapse or expired or been rejected or revoked or (ii) 20 years from the date of the original license agreement.

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

As of December 31, 2025, OSE owned 7.2% of the Company’s outstanding common stock. Pursuant to the terms of Dr. Ashton's employment agreement with OSE, he was obligated to transfer any cash compensation from the Company to OSE. Fees paid in cash for Dr. Ashton's service on the Company's board of directors were paid directly to OSE and were included within general and administrative expense on the consolidated statement of operations. The Company paid $0 and $36,875 to OSE for the years ended December 31, 2025 and 2024, respectively, as compensation for Dr. Ashton's service on the board of directors.

RA Capital Management, L.P.

Entities affiliated with RA Capital Management, L.P., or RA Capital, purchased common stock in the Company’s IPO in May 2022, the Company’s 2024 Offering in February 2024, and the Company's 2025 Offering in September 2025. As of December 31, 2025, entities affiliated with RA Capital owned 29.2% of the Company’s outstanding common stock.

Two members of the Company’s board of directors, Dr. Joshua Resnick and Habib Dable, are affiliated with RA Capital. Pursuant to the governing legal documents of RA Capital, Dr. Resnick is obligated to transfer any cash compensation from the Company to RA Capital. Fees paid in cash for Dr. Resnick's service on the Company's board of directors were paid directly to RA Capital and are included within general and administrative expense on the consolidated statement of operations. The Company paid $46,000 and $45,500 to RA Capital for the years ended December 31, 2025 and 2024, respectively, for Dr. Resnick’s service on the board of directors.

8. Commitments and Contingencies

Legal proceedings

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated.

On June 9, 2025, a putative shareholder class action captioned Johnny Karam v. PepGen Inc., et al. was filed in the United States District Court for the Eastern District of New York, naming the Company and its Chief Executive Officer and Chief Financial Officer as defendants. On November 18, 2025, the parties filed a stipulation of voluntary dismissal of the action. Separately, by a letter received by the Company on September 29, 2025, a putative shareholder of the Company made a purported shareholder demand based on substantially the same allegations as those set forth in the above-mentioned putative class action suit. On December 1, 2025, the demanding shareholder withdrew the demand.

The Company is not party to any other litigation and does not have contingency reserves established for any litigation liabilities.

Other

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, the Company agrees to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third-party with respect to the Company’s products. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of December 31, 2025. The Company does not anticipate recognizing any significant losses relating to these arrangements. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements may be unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

9. Stockholders’ Equity

Under the Third Amended and Restated Certificate of Incorporation, dated May 10, 2022, as amended on June 20, 2024, as currently in effect, the Company has the authority to issue a total of 500,000,000 shares of common stock (par value of $0.0001 per share) and 10,000,000 shares of undesignated preferred stock (par value of $0.0001 per share). Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No cash dividends were declared by the board of directors during the years ended December 31, 2025 and December 31, 2024.

The Company has reserved shares of common stock for issuance, on an as-converted basis, as follows:

	December 31,
	2025	2024
Stock options	5,970,707	5,845,039
Restricted stock and performance stock units	288,533	101,280
Authorized for future stock awards or option grants under the 2022 Plan	1,914,063	657,167
Authorized for future stock awards or option grants under the Inducement Plan	637,184	702,184
Authorized for future issuance under the ESPP	532,579	397,998
Total	9,343,066	7,703,668

10. Stock-Based Compensation

The Company maintains four equity compensation plans; the 2020 Stock Plan, or the 2020 Plan, the 2022 Stock Option and Incentive Plan, or the 2022 Plan, the 2022 Employee Stock Purchase Plan, or the ESPP, and the 2024 Inducement Plan, or the Inducement Plan. As of the Company's IPO in May 2022, the Company's board of directors determined that no further awards would be made under the 2020 Plan. The number of shares of common stock that may be issued under the 2022 Plan is subject to increase by the number of shares under any outstanding stock options forfeited and not exercised under the 2020 Plan. Additionally, the number of shares reserved for issuance under the 2022 Plan automatically increases on the first day of each fiscal year in an amount equal to the lower of (1) 5% of the shares of common stock outstanding on such date and (2) an amount determined by the Company’s board of directors. The 2022 Plan allows the board of directors to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, cash-based awards, and dividend equivalent rights to the Company’s officers, employees, directors and other key persons. The number of shares reserved for issuance under the ESPP automatically increases on the first day of each fiscal year in an amount equal to the lower of (1) 1% of the shares of common stock outstanding on such date and (2) an amount determined by the Company’s board of directors. In August 2024, the Company's board of directors adopted the Inducement Plan. The Inducement Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, dividend equivalent rights and other stock-based awards with respect to an aggregate of 1,000,000 shares of common stock (subject to adjustment as provided in the Inducement Plan). Awards under the Inducement Plan may only be granted to new employees who were not previously employed by the Company or its affiliates in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4).

As of December 31, 2025, 1,914,063 shares remained available for grant under the 2022 Plan, 532,579 shares remained available for issuance under the ESPP, and 637,184 shares remained available for issuance under the Inducement Plan.

Stock Option Repricing

On November 4, 2025, the Company’s board of directors approved an option repricing, or the Repricing, effective as of November 4, 2025, or the Effective Date. The Repricing was undertaken in accordance with, and as permitted by, the Company’s 2020 Plan, 2022 Plan, and Inducement Plan. Pursuant to the Repricing, all options granted pursuant to the 2020 Plan, 2022 Plan and Inducement Plan that are held by current employees, or Eligible Participants, were repriced, to the extent such options had an exercise price in excess of the 52-week high fair market value per share of the Company’s common stock on the Nasdaq Global Select Market determined as of November 4, 2025, or Eligible Options.

The new exercise price for the Eligible Options is $4.53. However, in order to exercise the repriced options at the reduced exercise price, Eligible Participants are required to remain in service with the Company through the Retention Period (as defined herein). The “Retention Period” begins on the Effective Date and ends on the earliest of the following: (i) March 31, 2027; (ii) with respect to Eligible Options granted under the 2020 Plan, the occurrence of a Sale of the Company (as defined therein), or (iii) with respect to Eligible Options granted under the 2022 Plan and the Inducement Plan, the occurrence of a Sale Event (as defined therein).

As of the date of approval of the Repricing, the total number of shares underlying all Eligible Options is 3,557,903 shares. The Eligible Options previously had exercise prices ranging from $8.89 to $17.91 per share. There were no changes to the number of shares, the vesting schedule or the expiration date of the Eligible Options.

The effect of the option repricing resulted in a total incremental non-cash stock-based compensation expense of $3.4 million, which was calculated using the Black-Scholes option-pricing model, which will be recognized ratably through the 17-month Retention Period.

During the year ended December 31, 2025, the Company recognized incremental stock-based compensation expense of $0.4 million associated with the option repricing which is included in general and administrative and research and development expense in the consolidated statement of operations and comprehensive loss. There was no incremental stock-based compensation expense recognized for year ended December 31, 2024.

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

The fair value of stock options granted was estimated using the following weighted average assumptions:

	Year Ended December 31,
	2025	2024
Risk-free interest rate %	3.99%	4.15%
Expected volatility %	93.69%	81.33%
Expected term (in years)	5.92	6.06
Expected dividend yield	—	—

The weighted average assumptions utilized for the Repricing were a risk-free interest rate of 3.63%, an expected volatility of 145.05%, an expected term of 1.40 years, and no expected dividend yield.

Stock Option Activity

Stock option activity for the year ended December 31, 2025 was as follows:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding as of December 31, 2024	5,845,039	$11.92	8.0	$578
Granted	1,920,599	2.65
Exercised	(24,886)	2.71
Canceled/Forfeited	(1,770,045)	10.43
Outstanding as of December 31, 2025	5,970,707	$4.48	7.4	$14,607
Vested and exercisable as of December 31, 2025	3,308,243	$5.21	6.3	$6,528
Vested and expected to vest as of December 31, 2025	5,970,707	$4.48	7.4	$14,607

The aggregate intrinsic value of stock options is calculated as the difference between the exercise prices of the stock options and the fair value of the Company's common stock for those stock options that had exercises prices lower than the fair value of the Company's common stock. The total intrinsic value of the stock options exercised during the years ended December 31, 2025 and 2024 was $0.1 million and $1.0 million, respectively. The intrinsic value is the difference between the estimated fair value of the Company’s common stock at the time of exercise and the exercise price of the stock option. During the years ended December 31, 2025 and 2024, the total proceeds to the Company from stock option exercises was $0.1 million and $2.2 million, respectively.

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2025 and 2024 was $2.06 and $10.19 per share, respectively.

As of December 31, 2025, total unrecognized compensation expense related to stock options, inclusive of the repricing, was $15.8 million. This amount is expected to be recognized over a weighted average period of approximately 2.21 years.

Restricted Stock Units

A restricted stock unit, or RSU, represents the right to receive one share of common stock upon vesting of the RSU. In February 2024, the Company granted employees a one-time RSU award that vested in full on the one-year anniversary of the grant date, provided that the employee remained employed with the Company through the date of vesting. Certain employees, including employees who are executive officers of the Company, received a one-time RSU award that vests upon the achievement of certain performance-based clinical development milestones, or PSUs, provided that the employee remains employed with the Company through the date of vesting. Such awards could not vest in less than one year, regardless of when the performance milestone was achieved. This milestone was achieved and all PSUs vested on February 24, 2025. During the year ended December 31, 2025 the Company recognized $0.3 million in expense associated with the achievement of the performance milestone.

Beginning in 2025, the Company introduced RSU grants which generally vest over four years, provided the employee remains employed by the Company through the vesting dates. No PSUs remain outstanding as of December 31, 2025. As of December 31, 2025, there are no RSUs with performance-based vesting conditions outstanding. A summary of the Company’s RSU and PSU activity and related information for the year ended December 31, 2025 is as follows:

	Time-Based RSUs	PSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2024	72,725	28,555	$10.64
Granted	373,866	—	3.02
Vested	(72,725)	(28,555)	10.64
Forfeited	(85,333)	—	2.81
Outstanding as of December 31, 2025	288,533	—	$3.08

The weighted average grant date fair value of the time-based RSUs and the PSUs granted during the year ended December 31, 2025 and 2024 was $3.02 and $10.64, respectively. During the year ended December 31, 2025, 101,280 RSUs and PSUs vested with a total fair value of $0.2 million. During the year ended December 31, 2024, no RSUs vested. As of December 31, 2025, there was $0.7 million of unrecognized compensation costs related to unvested time-based RSUs, which are expected to be recognized over a weighted-average period of 3.29 years.

Stock-Based Compensation Expense

Stock-based compensation expense recognized for stock option grants included in the accompanying consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Research and development	$4,386	$5,012
General and administrative	6,223	6,445
Total stock-based compensation expense	$10,609	$11,457

11. Income Taxes

The Company’s loss before income taxes for the years ended December 31, 2025 and 2024 were generated in the following jurisdictions (in thousands):

	Year Ended December 31,
	2025	2024
Domestic	$(89,606)	$(87,466)
Foreign	—	(3,132)
Worldwide	$(89,606)	$(90,598)

The components of net deferred income taxes consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$49,762	$17,039
General business credits	11,134	7,769
Accrued expenses	1,138	864
Capitalized Section 174 R&D Costs	30,687	41,821
Stock compensation	6,181	4,511
Right-of-use liability	4,629	5,086
Intangible asset amortization	6,269	6,847
Other, net	(1)	4
Deferred tax assets	109,799	83,941
Deferred tax liabilities
Right-of-use-Asset	(5,206)	(5,842)
Fixed Assets	(979)	(1,316)
Deferred tax liabilities	(6,185)	(7,158)
Net deferred tax assets	103,614	76,783
Valuation allowance	(103,614)	(76,783)
Net deferred tax assets	$—	$—

The components of income tax expense were as follows for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Current expense:
U.S. Federal	$—	$—
State	49	84
Foreign	—	(701)
Total current expense	49	(617)
Deferred expense:
U.S. Federal	—	—
State	—	—
Foreign	—	—
Total deferred expense	—	—
Provision for income taxes	$49	$(617)

A reconciliation of income tax expense to the amount computed by applying the 21% statutory federal income tax rate to the loss from operations is summarized for the year ended December 31, 2025 after the adoption of ASU 2023-09 is as follows:

Description	Year Ended December 31, 2025
	Amount	Percent
U.S. Federal Statutory Tax Rate	$(18,816)	21.0%
State and Local Income Tax, Net of Federal (National) Income Tax Effect	39	(0.0)%
Foreign Tax Effects
Statutory tax rate difference between local country and United States	—	0.0%
Effect of Changes in Tax Laws or Rates Enacted in the Current Period	—	0.0%
Effect of Cross-Border Tax Laws	—	0.0%
Tax Credits	—	0.0%
R&D	(1,533)	1.7%
Orphan drug credit	(1,435)	1.6%
Changes in valuation allowances	20,925	(23.4)%
Nontaxable or Nondeductible Items	—	0.0%
Permanent Adjustments	706	(0.8)%
Changes in Unrecognized Tax Benefits	—	0.0%
Other Adjustments	—	0.0%
Other	163	(0.2)%
Income tax expense (benefit)	$49	(0.1)%

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory federal income tax rate to the loss from operations is summarized for the tax year ended December 31, 2024 prior to the adoption of ASU 2023-09 is as follows:

Year Ended December 31,
2024
Tax at statutory rate	21.0%
State tax (net of federal benefit)	(0.1)%
Permanent differences	(0.8)%
Research and development credit	3.4%
GILTI Inclusion	0.0%
U.K. R&D credit	0.0%
Foreign rate differential	1.0%
Change in valuation allowance	(23.6)%
Other	(0.2)%
Income tax expense (benefit)	0.7%

Disclosed below is a summary of income taxes paid by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31,2025:

Year Ended December 31,
2025
United States - Federal	$—
United States - State and local	82
Foreign	—
Income tax expense (benefit)	$82

The Company's income tax expense was $48,865 for the year ended December 31, 2025 and a benefit of $0.7 million for the year ended December 31, 2024. The net income tax expense for the year ended December 31, 2025 was primarily attributable to the state income taxes on interest income generated from the Company’s cash equivalents and marketable securities. On January 1, 2022, or the Transfer Date, the Company’s wholly owned subsidiary, PepGen Limited, transferred all IP assets to the parent company, PepGen, in an arm’s length transaction at fair value pursuant to an asset transfer agreement. The Company recognized a tax expense in 2022 of $3.7 million, inclusive of a $0.7 million unrecognized tax benefit. The income tax benefit for the year ended December 31, 2024 was due to the derecognition of the unrecognized tax benefit of $0.7 million upon the dissolution of our U.K.-based entity, PepGen Limited on December 10, 2024.

As of December 31, 2025, the Company has federal net operating losses ("NOLs") of $177.3 million and federal tax credits of $13 million, before consideration of limitations under IRC Section 382 of the Internal Revenue Code of 1986, as amended, or Section 383, as further described below. The federal NOLs do not expire, but generally limit the NOLs deduction to the lesser of the NOL carryover or 80% of a corporation's taxable income. The tax credits will begin to expire in 2042.

As of December 31, 2025, The Company has state net operating losses ("NOLs") of $199.6 million and state research and development credits of $2.5 million. The state NOLs will begin to expire in 2041, and the tax credits will begin to expire in 2037.

Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the IRC, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. An assessment of such ownership changes under Section 382 was not completed through December 31, 2025. To the extent that an assessment is completed in the future, the Company’s ability to utilize tax attributes could be restricted on a year-by-year basis and certain attributes could expire before they are utilized. The Company will examine the impact of any potential ownership changes in the future. A full valuation allowance has been provided against the deferred tax assets related to the Company's net operating loss and tax credits carryforwards and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance.

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

The following table summarizes the reconciliation of the beginning and ending amount of total unrecognized tax benefits recorded in the statement of operations in the prior year:

December 31,
2024
Balance at beginning of the period	$713
Increase related to current year tax positions	—
Increase related to prior year tax positions	—
Decrease related to prior year tax positions	(701)
Currency translation	(12)
Balance at the end of the period	$—

The Company's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company released approximately $0.7 million in unrecognized tax benefits due to the liquidation of its U.K. subsidiary, PepGen Limited in 2024. As of December 31, 2025, the Company had no unrecognized tax benefits or accrued interest or penalties.

12. Segment Reporting

ASU 2023-07 establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements.

Segment reporting is prepared on the same basis that the chief executive officer, who is the Company’s chief operating decision maker and manages the business, makes business decisions and assesses performance. The Company has one reportable segment and regularly reviews operating expenses and net loss on a consolidated basis. The Company operates in one location in Boston, Massachusetts focused on advancing oligonucleotide therapeutics with the goal of transforming the treatment of severe neuromuscular and neurologic diseases. The Company tracks external operating expenses on a program-by-program basis. Net loss is comprised of expenses related to the Company's two product candidates, one of which was discontinued in May 2025, and other personnel, facility, and general and administrative costs. Operating expenses and net loss are the basis the chief operating decision maker uses for the purpose of deciding how to allocate resources, specifically on a program basis as presented below.

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

The following table outlines the Company’s functional operating expenses (in thousands):

	Year Ended
	2025	2024
Research and Development Expenses
PGN-EDODM1 direct research and development expenses	$28,850	$21,265
PGN-EDO51 direct research and development expenses	8,690	19,195
Platform and external research and development expenses	537	2,556
Personnel-related (including stock-based compensation)	22,136	23,433
Facility related and other	5,123	5,819
Other research and development expenses	5,707	4,210
Total research and development expense	71,043	76,478
General and Administrative Expenses
Personnel-related (including stock-based compensation)	12,697	12,449
Facility related and other	2,051	1,987
Other general and administrative	7,821	6,825
Total general and administrative expense	22,569	21,261
Loss from operations	(93,612)	(97,739)
Other income (expense):
Interest income	4,017	7,142
Other (expense) income, net	(11)	(1)
Total other income, net	4,006	7,141
Income tax (expense) benefit	(49)	617
Net loss	$(89,655)	$(89,981)

13. Retirement Plan

The Company sponsors a 401(k) retirement plan for the benefit of eligible employees. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. The Company adopted a nonelective safe harbor policy to contribute 3% of the participating employee’s eligible earnings, subject to statutory limitations. The Company recognized $0.5 million in expense related to the match during the years ended December 31, 2025 and 2024.