Form 10-Q
period 2026-03-31
PepGen Inc.
filed 2026-05-12
CIK 1835597

4

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 6, 2026, the registrant had 69,169,215 of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PEPGEN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$42,150	$60,514
Marketable securities	90,153	87,942
Prepaid expenses and other current assets	1,968	2,507
Total current assets	$134,271	$150,963
Property and equipment, net	1,565	1,903
Operating lease right-of-use asset	18,522	19,121
Restricted cash	1,548	1,548
Other assets	389	372
Total assets	$156,295	$173,907
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$622	$822
Accrued expenses	5,132	8,637
Operating lease liability	3,210	3,187
Total current liabilities	$8,964	$12,646
Operating lease liability, net of current portion	13,351	13,817
Total liabilities	$22,315	$26,463
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock	$—	$—
Common stock	7	7
Additional paid-in capital	512,913	508,544
Accumulated other comprehensive (loss) income	(59)	11
Accumulated deficit	(378,881)	(361,118)
Total stockholders’ equity	$133,980	$147,444
Total liabilities and stockholders’ equity	$156,295	$173,907

See accompanying notes to unaudited condensed consolidated financial statements.

PEPGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$13,004	$25,378
General and administrative	5,938	5,943
Total operating expenses	$18,942	$31,321
Operating loss	$(18,942)	$(31,321)
Other income (expense)
Interest income	1,250	1,122
Other (expense) income, net	(56)	(3)
Total other income, net	1,194	1,119
Net loss before income tax	$(17,748)	$(30,202)
Income tax expense	(15)	—
Net loss	$(17,763)	$(30,202)
Net loss per share, basic and diluted	$(0.26)	$(0.92)
Weighted-average common stock outstanding, basic and diluted	69,091,100	32,674,720
Other comprehensive (loss) income:
Cumulative translation adjustment arising during the period	—	(1)
Unrealized loss on marketable securities	(70)	(44)
Comprehensive loss	$(17,833)	$(30,247)

See accompanying notes to unaudited condensed consolidated financial statements.

PEPGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive (Loss)	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2025	68,874,944	$7	$508,544	$11	$(361,118)	$147,444
Issuance of common stock from At-the-Market Sales Agreement, net of underwriters' fees	237,500	—	1,507	—	—	1,507
Vesting of restricted stock units	52,666	—	—	—	—	—
Exercise of stock options	2,848	—	7	—	—	7
Stock-based compensation expense	—	—	2,855	—	—	2,855
Unrealized loss on marketable securities	—	—	—	(70)	—	(70)
Net loss	—	—	—	—	(17,763)	(17,763)
Balance as of March 31, 2026	69,167,958	$7	$512,913	$(59)	$(378,881)	$133,980

Balance as of December 31, 2024	32,619,663	$3	$390,057	$23	$(271,463)	$118,620
Vesting of restricted stock units	101,280	—	—	—	—	—
Stock-based compensation expense	—	—	3,432	—	—	3,432
Unrealized loss on marketable securities	—	—	—	(44)	—	(44)
Cumulative translation adjustment arising during the period	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(30,202)	(30,202)
Balance as of March 31, 2025	32,720,943	$3	$393,489	$(22)	$(301,665)	$91,805

See accompanying notes to unaudited condensed consolidated financial statements.

PEPGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(17,763)	$(30,202)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	319	388
Stock-based compensation expense	2,855	3,432
Amortization and interest accretion related to operating lease	937	937
Amortization of premiums and accretion of discounts on marketable securities, net	(822)	(696)
Other non-cash adjustments	—	11
Changes in operating assets and liabilities:
Prepaids and other current and non-current assets	538	304
Accounts payable	(183)	943
Accrued expenses and other non-current liabilities	(3,526)	2,711
Operating lease liabilities, current and non-current	(781)	(758)
Net cash used in operating activities	$(18,426)	$(22,930)
Cash flows from investing activities:
Purchases of property and equipment	$—	$(125)
Purchases of marketable securities	(28,459)	(6,726)
Maturities of marketable securities	27,000	24,000
Net cash (used in) provided by investing activities	$(1,459)	$17,149
Cash flows from financing activities:
Issuance of common stock from At-the-Market Sales Agreement, net of underwriters' fees	$1,511	$—
Proceeds from employee equity plans	7	—
Net cash provided by financing activities	$1,518	$—
Effect of exchange rate changes on cash	3	(7)
Net decrease in cash, cash equivalents and restricted cash	$(18,364)	$(5,788)
Cash, cash equivalents and restricted cash at beginning of period	62,062	50,969
Cash, cash equivalents and restricted cash at end of period	$43,698	$45,181
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$42,150	$43,633
Restricted cash	1,548	1,548
Total cash, cash equivalents and restricted cash at end of period	$43,698	$45,181
Supplemental noncash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$—	$64
Cash paid for taxes	$—	$86

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

Liquidity

Since inception, the Company has not generated any revenue from product sales or other sources and has incurred significant operating losses and negative cash flows from operations. The Company’s primary uses of cash, cash equivalents, and marketable securities to date have been funding research and development activities, business planning, establishing and maintaining the Company’s intellectual property portfolio, hiring personnel, leasing premises and associated capital expenditures, raising capital, and providing general and administrative support for these operations. As of March 31, 2026, the Company had an accumulated deficit of $378.9 million. To date, the Company has funded operations primarily through private placements of convertible preferred stock, the sale of shares of common stock in its initial public offering, or IPO, the sale of shares of common stock under its At-the-Market Equity Offering Sales Agreement, or Sales Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, and through the sale of shares of common stock in follow-on public offerings in February 2024, referred to as the 2024 Offering, and in September 2025, referred to as the 2025 Offering. As of March 31, 2026, the Company had cash, cash equivalents, and marketable securities of $132.3 million.

The Company believes that its cash, cash equivalents, and marketable securities as of March 31, 2026, will be sufficient to fund its currently planned operations for at least the next 12 months from the issuance of these condensed consolidated financial statements.

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

The condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of March 31, 2026, and results of operations for the interim periods ended March 31, 2026 and March 31, 2025.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the years ended December 31, 2025 and 2024, and the notes thereto, included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 4, 2026, or Form 10-K.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2025 included in the Form 10-K. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), or ASU 2024-03. ASU 2024-03 requires companies to disaggregate certain expenses presented on the face of the financial statements to enhance transparency and help investors better understand an entity's performance within the notes to the financial statements. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company will not be required to adopt ASU 2024-03 until January 1, 2027. The Company is currently evaluating the potential impact of the adoption of ASU 2024-03 on its financial statement disclosures.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets that have been measured at fair value as of March 31, 2026 and December 31, 2025, and indicate the fair value of the hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. All instruments held by the Company are Level 1. The following tables set forth marketable securities as of March 31, 2026 and December 31, 2025 (in thousands):

	As of March 31, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
U.S. Treasury notes	90,184	—	(31)	90,153
Total	$90,184	$—	$(31)	$90,153

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
U.S. Treasury notes	87,903	39	—	87,942
Total	$87,903	$39	$—	$87,942

The following tables set forth the fair value of the Company’s financial assets measured at fair value on a recurring basis and indicate the level within the fair value hierarchy utilized to determine such values as of March 31, 2026 and December 31, 2025 (in thousands):

	As of March 31, 2026
	Total	Level 1
Cash Equivalents:
U.S. Treasury-backed money market funds	$40,285	$40,285
Marketable Securities
U.S. Treasury notes	$90,153	90,153
Total	$130,438	$130,438

	As of December 31, 2025
	Total	Level 1
Cash Equivalents:
U.S. Treasury-backed money market funds	$58,147	$58,147
Marketable Securities:
U.S. Treasury notes	$87,942	$87,942
Total	$146,089	$146,089

Money market funds are highly liquid investments that are valued based on quoted market prices in active markets, which represent a Level 1 measurement within the fair value hierarchy. These money market funds are classified on the consolidated balance sheets under cash and cash equivalents.

The following table summarizes the scheduled maturity for the Company's marketable securities for the period presented (in thousands):

March 31, 2026
Maturing in one year or less	$90,153
Total	$90,153

4. Property and Equipment, Net

The cost and accumulated depreciation of property and equipment were as follows (in thousands):

	March 31, 2026	December 31, 2025
Lab equipment	$4,035	$4,035
Computer and office equipment	1,759	1,759
Construction in process	—	20
Total property and equipment	5,794	5,814
Less: accumulated depreciation	(4,229)	(3,911)
Total property and equipment, net	$1,565	$1,903

Depreciation expense was $0.3 million and $0.4 million for the three months ended March 31, 2026 and March 31, 2025, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Research and development expenses	$2,436	$2,993
Employee-related expenses	1,430	4,663
Professional Services	1,016	779
Other	250	202
Total accrued expenses	$5,132	$8,637

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

The Company could be required to make milestone payments to the Licensors upon achievement of certain patent and commercial milestones related to the patents and commercialization of certain of the Company’s product candidates. The aggregate potential milestone payments are $0.1 million. In 2024, the Company paid the Licensors a patent procurement milestone of £10,000, adjusted per the retail price index under the terms of the License Agreement. The Company also agreed to pay the Licensors low single digit royalties on net sales of any licensed products that are commercialized by the Company in excess of a threshold amount between £20 million and £30 million ($26.4 million and $39.7 million as of March 31, 2026), subject to certain adjustments. The term of the License Agreement continues until the later of (i) the date on which all the patents and patent applications covered thereunder have been abandoned or allowed to lapse or expired or been rejected or revoked or (ii) 20 years from the date of the original license agreement.

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

Oxford Science Enterprises, or OSE, which is an affiliate of OUI, owned 7.2% of the Company’s outstanding common stock as of March 31, 2026.

RA Capital Management, L.P.

Entities affiliated with RA Capital Management, L.P., or RA Capital, purchased common stock in the Company’s IPO in May 2022, the Company’s 2024 Offering in February 2024, and the Company’s 2025 Offering in September 2025. As of March 31, 2026, entities affiliated with RA Capital owned 29.1% of the Company’s outstanding common stock.

Two members of the Company’s board of directors, Dr. Joshua Resnick and Habib Dable, are affiliated with RA Capital. Pursuant to the governing legal documents of RA Capital, Dr. Resnick is obligated to transfer any cash compensation from the Company to RA Capital. Fees paid in cash for Dr. Resnick's service on the Company's board of directors were paid directly to RA Capital and are included within general and administrative expense on the consolidated statement of operations. The Company paid $11,000 and $12,000 to RA Capital for the three months ended March 31, 2026 and 2025, respectively, for Dr. Resnick’s service on the board of directors.

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

8. Stockholders’ Equity

Under the Third Amended and Restated Certificate of Incorporation, dated May 10, 2022, as amended on June 20, 2024, as currently in effect, the Company has the authority to issue a total of 500,000,000 shares of common stock (par value of $0.0001 per share) and 10,000,000 shares of undesignated preferred stock (par value of $0.0001 per share). Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No cash dividends were declared by the board of directors during the three months ended March 31, 2026.

The Company has reserved shares of common stock for issuance, on an as-converted basis, as follows:

	March 31, 2026	December 31, 2025
Stock options	8,153,885	5,970,707
Restricted stock and performance stock units	1,150,470	288,533
Authorized for future stock awards or option grants under the 2022 Plan	2,257,181	1,914,063
Authorized for future stock awards or option grants under the Inducement Plan	637,184	637,184
Authorized for future issuance under the ESPP	1,210,579	532,579
Total	13,409,299	9,343,066

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

As of March 31, 2026, 2,257,181 shares remained available for grant under the 2022 Plan, 1,210,579 shares remained available for issuance under the ESPP, and 637,184 shares remained available for issuance under the Inducement Plan.

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

As of the date of approval of the Repricing, the total number of shares underlying all Eligible Options was 3,557,903 shares. The Eligible Options previously had exercise prices ranging from $8.89 to $17.91 per share. There were no changes to the number of shares, the vesting schedule or the expiration date of the Eligible Options.

The effect of the option repricing resulted in a total incremental non-cash stock-based compensation expense of $3.4 million, which was calculated using the Black-Scholes option-pricing model, which will be recognized ratably through the 17-month Retention Period.

During the three months ended March 31, 2026, the Company recognized incremental stock-based compensation expense of $0.6 million associated with the option repricing which is included in general and administrative and research and development expense in the consolidated statement of operations and comprehensive loss. There was no incremental stock-based compensation expense recognized for the three months ended March 31, 2025.

Stock Option Activity

Stock option activity for the three months ended March 31, 2026, was as follows:

	Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2025	5,970,707	$4.88
Granted	2,405,501	6.18
Exercised	(2,848)	2.71
Canceled/Forfeited	(219,475)	9.51
Outstanding as of March 31, 2026	8,153,885	$5.14

The weighted-average grant date fair value of options granted during the three months ended March 31, 2026 was $5.10 per share. As of March 31, 2026, total unrecognized compensation cost related to stock options, inclusive of the repricing, was $24.1 million. This amount is expected to be recognized over a weighted average period of approximately 2.97 years.

Restricted Stock Units

A restricted stock unit, or RSU, represents the right to receive one share of common stock upon vesting of the RSU. In February 2024, the Company granted employees a one-time RSU award that vested in full on the one-year anniversary of the grant date, provided that the employee remained employed with the Company through the date of vesting. Certain employees, including employees who are executive officers of the Company, received a one-time RSU award that vests upon the achievement of certain performance-based clinical development milestones, or PSUs, provided that the employee remains employed with the Company through the date of vesting. Such awards could not vest in less than one year, regardless of when the performance milestone was achieved. This milestone was achieved and all PSUs vested on February 24, 2025. During the three months ended March 31, 2025 the Company recognized $0.3 million in expense associated with the achievement of the performance milestone. No PSUs remain outstanding since March 31, 2025.

Beginning in 2025, the Company introduced RSU grants which generally vest over four years, provided the employee remains employed by the Company through the vesting dates. A summary of the Company’s RSU activity and related information for the year ended March 31, 2026 is as follows:

	Service-based RSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2025	288,533	$3.08
Granted	931,878	6.19
Vested	(52,666)	2.81
Forfeited	(17,275)	2.81
Outstanding as of March 31, 2026	1,150,470	$5.62

The weighted average grant date fair value of the service-based RSUs granted during the three months ended March 31, 2026 was $6.19. During the three months ended March 31, 2026, 52,666 RSUs vested with a total fair value of $0.3 million. As of March 31, 2026, there was $6.3 million of unrecognized compensation costs related to unvested service-based RSUs, which are expected to be recognized over a weighted-average period of 3.76 years.

Stock-Based Compensation Expense

Stock-based compensation expense associated with stock options, RSUs, PSUs, and the Company’s ESPP included in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$1,026	$1,596
General and administrative	1,829	1,836
Total stock-based compensation expense	$2,855	$3,432

10. Segment Reporting

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

The following table outlines the Company’s functional operating expenses (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and Development Expenses
PGN-EDODM1 direct research and development expenses	$5,995	$11,708
PGN-EDO51 direct research and development expenses	20	3,416
Platform and external research and development expenses	86	370
Personnel-related (including stock-based compensation)	5,115	7,471
Facility and related expenses	1,210	1,264
Other research and development expenses	578	1,149
Total research and development expense	13,004	25,378
General and Administrative Expenses
Personnel-related (including stock-based compensation)	3,457	3,595
Facility and related expenses	514	457
Other general and administrative expenses	1,967	1,891
Total general and administrative expense	5,938	5,943
Loss from operations	(18,942)	(31,321)
Other income (expense):
Interest income	1,250	1,122
Other (expense) income, net	(56)	(3)
Total other income (expense), net	1,194	1,119
Income tax expense	(15)	—
Net loss	$(17,763)	$(30,202)

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

In the FREEDOM study, we enrolled adult participants with DM1 in multiple geographies including the U.S. and Canada, to evaluate the safety and tolerability of PGN-EDODM1, as well as oligonucleotide muscle concentrations, splicing correction and functional outcome measures at day 28 and at week 16 following a single dose of PGN-EDODM1. We announced data from the three cohorts in the FREEDOM study (5 mg/kg, 10 mg/kg and 15 mg/kg) in 2025, highlighting that PGN-EDODM1 was generally well tolerated at all doses, with all drug-related adverse events mild or moderate in severity and a dose dependent mean splicing correction of 12.3%, 29.1% and 53.7% in the single 5 mg/kg, 10 mg/kg and 15 mg/kg cohorts, respectively.

The safety data from the FREEDOM study informed the design of FREEDOM2, which has received regulatory clearance in Canada, the United Kingdom, South Korea, Australia, and New Zealand and we are currently enrolling patients in Canada and the U.K. and other geographies. The FREEDOM2 study remains on partial clinical hold in the U.S. and we continue to work with the FDA to address questions raised by the FDA as quickly as possible. FREEDOM2 is a Phase 2 randomized, double-blind, placebo-controlled MAD study of PGN-EDODM1 in DM1 patients. FREEDOM2 is designed to assess PGN-EDODM1’s safety and tolerability, splicing correction and functional outcome measures in DM1 patients. We recently reported topline results from the 5 mg/kg cohort in the FREEDOM2 study where PGN-EDODM1 was generally well-tolerated, with no serious adverse events (SAEs), all related treatment emergent adverse events (TEAEs) reported as mild, all non-related TEAEs reported as mild or moderate, and no signs of cumulative toxicity. Such results also demonstrated a mean splicing correction of 7.3%, compared to 6.8% in placebo-treated patients. However, excluding one outlier patient, patients showed a mean splicing correction of 22.9% as the outlier patient exhibited a worsening in splicing correction (70.8%), reducing the overall group mean to 7.3%. Middle finger vHOT in the treatment group in this cohort showed a positive trend of improvement versus a worsening observed in the placebo group with both returning to baseline at the last assessment. The FREEDOM2 study is currently dosing the 10 mg/kg dose cohort and we expect to report data from this cohort in the second half of 2026.

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

On February 5, 2024, we issued and sold 1,000,000 shares of common stock at a purchase price of $10.00 per share under our at-the-market offering program, or ATM program, pursuant to an At-the-Market Equity Offering Sales Agreement, or Sales Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, resulting in net proceeds of $9.9 million. On February 9, 2024, we issued and sold 7,530,000 shares of common stock at a purchase price of $10.635 per share, which was the closing sale price of our common stock on the Nasdaq Global Select Market on February 6, 2024, in an underwritten follow-on offering, or the 2024 Offering. The 2024 Offering resulted in net proceeds of $76.4 million after deducting underwriters' fees of $3.7 million. Net proceeds from the ATM program and 2024 Offering, after deducting underwriters’ fees and costs of the offerings, were $86.3 million. During the three months ended March 31, 2026, the Company sold 237,500 shares of common stock under the Sales Agreement resulting in net proceeds of $1.5 million.

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

We have incurred operating losses in each year since our inception. Our net losses were $17.8 million and $30.2 million for the three months ended March 31, 2026 and March 31, 2025, respectively. As of March 31, 2026, we had cash, cash equivalents, and marketable securities of $132.3 million. As of March 31, 2026, we had an accumulated deficit of $378.9 million. Notwithstanding our decision to cease our research and development efforts in DMD, which we announced on May 28, 2025, we expect our expenses and operating losses will continue as we conduct our ongoing preclinical studies and current and planned clinical trials of PGN-EDODM1, continue our research and development activities, utilize third parties to manufacture our product candidates and related raw materials, hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with an exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs. In addition, we have several development, regulatory and commercial milestone payment obligations under our licensing arrangements. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, current and planned clinical trials, manufacturing campaigns and our expenditures on other research and development activities.

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

The following table (in thousands) summarizes our research and development expenses for the three months ended March 31, 2026 and March 31, 2025. The direct external development program expenses reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Our internal resources, personnel and infrastructure are not directly tied to any one research or drug discovery program and are deployed across multiple programs. As such, we do not track internal expenses on a program-specific basis.

	Three Months Ended March 31,
	2026	2025
External expenses:
PGN-EDODM1	$5,995	$11,708
PGN-EDO51	20	3,416
Other programs and unallocated expenses	86	370
Total external expense	6,101	15,494
Internal expenses:
Personnel-related (including stock-based compensation)	5,115	7,471
Facilities and related costs	1,210	1,264
Other	578	1,149
Total research and development expenses	$13,004	$25,378

The Phase 1 FREEDOM clinical trial of our investigational drug candidate, PGN-EDODM1 has completed and we continue to conduct the ongoing Phase 2 FREEDOM2 clinical trial. On May 28, 2025, we announced that we decided to voluntarily discontinue development of PGN-EDO51 and are working to complete the wind-down of DMD-related research and development activities. Research and development expenses for our lead program can be variable quarter-over-quarter due to the timing of manufacturing campaigns, which are accounted for under the percentage of completion method. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving marketing approval for our remaining clinical stage product candidate or any new product candidates we develop.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and March 31, 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and March 31, 2025 (in thousands):

	Three Months Ended March 31,		Period-to-
	2026	2025	Period Change
Operating expenses:
Research and development	$13,004	$25,378	$(12,374)
General and administrative	5,938	5,943	(5)
Total operating expenses	$18,942	$31,321	$(12,379)
Operating loss	$(18,942)	$(31,321)	$12,379
Other income (expense)
Interest income	1,250	1,122	128
Other (expense) income, net	(56)	(3)	(53)
Total other income, net	1,194	1,119	$75
Net loss before income tax	$(17,748)	$(30,202)	$12,454
Income tax expense	(15)	—	(15)
Net loss	$(17,763)	$(30,202)	$12,439

Research and Development Expenses

Research and development expenses decreased by $12.4 million from $25.4 million for the three months ended March 31, 2025, to $13.0 million for the three months ended March 31, 2026. This was primarily attributable to a $9.7 million decrease in manufacturing costs related to the timing of manufacturing campaigns and a $2.4 million decrease in personnel-related costs, including a decrease of $0.6 million in stock-based compensation expense. This was additionally driven by a $0.3 million decrease in clinical costs as, prior to the discontinuation of our DMD program in late May 2025, we had two programs in clinical trials during the first quarter of the prior year.

General and Administrative Expenses

General and administrative expenses remained flat from $5.9 million for the three months ended March 31, 2025, to $5.9 million for the three months ended March 31, 2026.

Other Income (Expense), Net

Other income (expense), net was $1.2 million for the three months ended March 31, 2026 and $1.1 million for the three months ended March 31, 2025. Interest is earned through our cash deposits and U.S. Treasury-backed money market funds.

Income Tax Expense

Income tax expense was $15,000 for the three months ended March 31, 2026 for state taxes on interest income generated from the Company's cash equivalents and marketable securities. Income tax expense was nil for the three months ended March 31, 2025.

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

On August 8, 2023, we filed a prospectus supplement and entered into the Sales Agreement with Stifel, as sales agent, which provides for the issuance and sale by us of up to $100.0 million of shares of common stock from time to time under the ATM program. On February 5, 2024, we issued and sold 1,000,000 shares of common stock at a purchase price of $10.00 per share under the ATM program, resulting in net proceeds of $9.9 million. During the three months ended March 31, 2026, the Company sold 237,500 shares of common stock under the Sales Agreement resulting in net proceeds of $1.5 million.

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

Future Funding Requirements

As of March 31, 2026, we had cash, cash equivalents, and marketable securities of $132.3 million. We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our currently planned operations into the second half of 2027. However, our forecast for the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for the three months ended March 31, 2026 and March 31, 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(18,426)	$(22,930)
Investing activities	(1,459)	17,149
Financing activities	1,518	—
Effect of exchange rate changes on cash	3	(7)
Net decrease in cash, cash equivalents and restricted cash	$(18,364)	$(5,788)

Operating Activities

For the three months ended March 31, 2026, net cash used in operating activities was $18.4 million resulting from our net loss of $17.8 million and changes in our operating assets and liabilities of $4.0 million, partially offset by non-cash adjustments of $3.3 million. The net changes in our operating assets and liabilities were primarily due to a decrease of $3.5 million in accrued expenses. The non-cash adjustments included $2.9 million of stock-based compensation, $0.3 million of depreciation expense, $0.9 million of amortization and interest accretion on our operating lease, and $0.8 million of amortization of discounts on our marketable securities.

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

Investing Activities

For the three months ended March 31, 2026, net cash used in investing activities was $1.5 million resulting from $28.5 million in purchases of marketable securities partially offset by $27.0 million in maturities of marketable securities.

For the three months ended March 31, 2025, net cash provided by investing activities was $17.1 million resulting from $24.0 million in maturities of marketable securities partially offset by $6.7 million in purchases of marketable securities and $0.1 million in purchases of property and equipment.

Financing Activities

For the three months ended March 31, 2026, net cash provided by financing activities was $1.5 million resulting from proceeds from the sale of shares of common stock under the Sales Agreement.

For the three months ended March 31, 2025, there was no cash used in or provided by financing activities.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from those described in our financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of March 31, 2026, we had $132.3 million in cash, cash equivalents, and marketable securities, consisting of cash in a readily available checking account and U.S. treasury-backed money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term maturities of our investments, we believe a hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would not have had a material impact on our financial results.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and money market accounts. As of March 31, 2026, our cash and money market accounts were held by three financial institutions in the U.S. At times, our deposits held in the U.S. may exceed the respective insured limits of the Federal Depository Insurance Corporation and Financial Services Compensation Scheme.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business in accordance with the Exchange Act.

Changes in Internal Control over Financial Reporting

We are also required to maintain internal controls over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be a party to litigation or subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. As of March 31, 2026, we were not a party to any material legal proceedings.

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

We have no products approved for commercial sale and have not generated any revenue from product sales. Our ability to generate revenue from product sales and achieve profitability will depend on our ability, alone or with collaborators, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, PGN-EDODM1, our lead product candidate, and any future product candidates we may develop. As a result, we currently intend to devote a substantial portion of our resources and business efforts to the continued clinical development of PGN-EDODM1. The success of PGN-EDODM1, and any future product candidates we may develop, will depend on several factors, including the following:

•
the successful completion of clinical trials of PGN-EDODM1 on a timely basis, including our ongoing FREEDOM2 clinical trial and any subsequent studies that may be required;
•
successful outcome of discussions with the U.S. Food and Drug Administration, or the FDA, relating to the partial clinical hold placed on the FREEDOM2 study;
•
the frequency and severity of any adverse events, or AEs, observed in PGN-EDODM1 clinical trials;
•
maintaining and establishing relationships with contract research organizations, or CROs, and clinical trial sites for the clinical development of PGN-EDODM1 in the United States and internationally;
•
the successful conduct and completion of clinical trials in compliance with applicable Good Clinical Practice, or GCP, and Good Laboratory Practice, or GLP, requirements;
•
demonstration of efficacy, safety and tolerability profiles that are acceptable to the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or the EMA, or other comparable foreign regulatory authorities for marketing approval;
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

Since inception, we have incurred significant operating losses. Our net losses were $17.8 million and $30.2 million for the three months ended March 31, 2026 and March 31, 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $378.9 million. To date, we have financed our operations primarily with the proceeds raised from the sale of our convertible preferred stock in private placements and common stock in our IPO and our equity offerings in 2024 and 2025, described below. We have devoted substantially all of our financial resources and efforts to research and development activities, manufacturing, business planning, establishing and maintaining our intellectual property portfolio, acquiring and developing product and technology rights, hiring personnel, leasing premises and associated capital expenditures, raising capital, and providing general and administrative support for these operations. We are still in the early stages of development of our programs and currently only have one product candidate advancing into clinical development. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

•
continue to advance our PGN-EDODM1 program in DM1 through clinical development, including if enrollment for the FREEDOM2 study takes longer than anticipated or if we are unable to obtain clearance to initiate sites in additional jurisdictions (such as the US);
•
address any new safety or efficacy concerns which may arise as we analyze interim, “top-line,” or “preliminary” data from the ongoing FREEDOM2 clinical trial, or other planned or future clinical trials;
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

We are only in the preliminary stages of some of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. Because of the numerous risks and uncertainties associated with product development, we are unable to accurately estimate or know the nature, timing or costs of the efforts that will be necessary to complete the preclinical and clinical development and commercialization of our product candidates or when, or if, we will be able to generate revenues or achieve profitability.

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

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we identify, continue the research and development of, continue preclinical testing and initiate clinical trials of, arrange for the manufacturing of, and potentially seek marketing approval for our product candidates that successfully complete clinical testing. To date, we have completed a Phase 1 clinical trial for PGN-EDODM1, and more recently, initiated a Phase 2 clinical trial for PGN-EDODM1.

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

As of March 31, 2026, we had cash, cash equivalents, and marketable securities of $132.3 million. Prior to our IPO in May 2022, we raised aggregate gross proceeds of $133.5 million from the private placement of convertible preferred stock. We raised aggregate gross proceeds of $122.9 million from our IPO. Subsequent to our IPO, in February 2024 we received net proceeds from our ATM program and 2024 Offering, after deducting underwriters' fees and costs of the offerings, of $86.3 million. In September 2025, we completed a follow-on public offering, or the 2025 Offering, which resulted in net proceeds of $107.6 million after deducting underwriters' fees and offering expenses. During the three months ended March 31, 2026, we sold 237,500 shares of common stock under the Sales Agreement resulting in net proceeds of $1.5 million.

Our future capital requirements will depend on many factors, including:

•
the scope, progress, including continued momentum of enrollment in our FREEDOM2 trial, costs and results of preclinical and clinical development for PGN-EDODM1, including the nature and size of further clinical trials for the development of PGN-EDODM1 such as a Phase 3 pivotal trial, and any additional product candidates we may develop or any new indications we may pursue;
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

We commenced operations in 2018, have no products approved for commercial sale and have not generated any revenue from product sales. To date, our operations have been limited to organizing and staffing our company, business planning, executing collaborations, raising capital, licensing, conducting research activities, conducting preclinical studies of our programs and clinical trials of our product candidates, manufacturing drug substance and drug product for our clinical programs, filing and prosecuting patent applications and providing general and administrative support for these operations. We have completed a Phase 1 clinical trial and are conducting a Phase 2 clinical trial for PGN-EDODM1. All of our other research programs are paused and, nevertheless, are in the research or preclinical stage of development, and their risk of failure is high. We have not yet demonstrated our ability to successfully complete clinical trials consistently, obtain marketing approvals, manufacture product on a commercial scale or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

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

We are early in our development efforts and have invested our research efforts to date in developing our EDO platform. Until May 2025, we had two product candidates in clinical trials —PGN-EDODM1 for DM1 and PGN-EDO51 for DMD. We initiated a Phase 1 clinical trial, designated FREEDOM, for our product candidate, PGN-EDODM1, in December 2023 which was completed earlier this year. We are also conducting a Phase 2 clinical trial, FREEDOM2, in Canada, the U.K, South Korea, Australia and New Zealand. which has concluded dosing of the 5 mg/kg cohort, and completed enrollment of the 10 mg/kg cohort.

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

Commencing clinical trials in the U.S. is subject to authorization by the FDA of an IND and finalizing the trial design based on discussions with the FDA and other regulatory authorities. In the event that the FDA requires us to complete additional preclinical studies, or we are required to satisfy other FDA or other regulator requests prior to commencing clinical trials, the start of our clinical trials may be delayed. For instance, in May 2023, we announced that FDA had placed a clinical hold on our planned Phase 1 FREEDOM clinical trial of PGN-EDODM1 in the U.S. We submitted a response to the FDA and in October 2023, we announced that the FDA had lifted the clinical hold, allowing us to initiate FREEDOM in the U.S. However, in March 2026, we announced that we received notice of a partial clinical hold from the FDA based on previously submitted preclinical pharmacology and toxicology studies. As part of our ongoing dialogue with the FDA, we submitted additional analyses, including the recently unblinded Phase 1 FREEDOM data, and are committed to working with the FDA to address their questions as quickly as possible. We may not be able to resolve the issues related to such partial clinical hold in a timely manner, or at all, which may negatively impact the PGN-EDODM1 program, including the FREEDOM2 enrollment timelines. Furthermore, in the future, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence any clinical trial, including our FREEDOM2 study of PGN-EDODM1, or disagree with or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect. There are equivalent processes and risks applicable to CTAs in other countries, including Canada and countries in Europe. Moreover, regulatory authorities in other countries could request that we pause dosing or further enrollment in one or more of our ongoing studies based in whole or in part on a clinical hold or partial clinical hold in the U.S.

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

If we experience delays or difficulties in the enrollment of eligible patients in clinical trials, our ability to complete clinical trials may be adversely impacted.

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success particularly with respect to PGN-EDODM1, which is currently our only clinical development program. We may not be able to identify, recruit and enroll a sufficient number of eligible patients, or those with required or desired characteristics, to complete our clinical trials in a timely manner. Patient enrollment and trial completion is affected by factors including:

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

Our inability to enroll a sufficient number of eligible patients for our clinical trials, including our ongoing FREEDOM2 trial for PGN-EDODM1, would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in these clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing. Furthermore, we rely on and expect to continue to rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and we will have limited influence over their performance.

Even if we are able to enroll a sufficient number of eligible patients for our clinical trials, we may have difficulty maintaining patients in our clinical trials. Many of the patients who end up receiving placebo may perceive that they are not receiving the product candidate being tested, and they may decide to withdraw from our clinical trials to pursue other alternative therapies rather than continue the trial with the perception that they are receiving placebo. If we have difficulty enrolling or maintaining a sufficient number of patients to conduct our clinical trials, we may need to delay, limit or terminate clinical trials, any of which would harm our business, financial condition, results of operations and prospects.

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

We advanced two product candidates, PGN-EDO51 and PGN-EDODM1, into the clinic, and completed a Phase 1 trial of PGN-EDO51 in healthy volunteers. However, the positive results we observed in our preclinical studies and in the completed Phase 1 trial of PGN-EDO51 were not repeated at the same level in our CONNECT1 Phase 2 clinical trial, and we decided to discontinue development of PGN-EDO51. Accordingly, the results observed in our preclinical and Phase 1 clinical studies of PGN-EDODM1 may not be repeated in our ongoing Phase 2 clinical study. For instance, although we were encouraged by the trends observed in initial splicing and functional outcome data in the FREEDOM study, in the multi-dose 5 mg/kg cohort of the FREEDOM2 study, the splicing correction results were 7.3% versus 12.7% in the 5 mg/kg cohort of the single dose phase 1 FREEDOM study. Moreover, regulatory authorities may disagree with the interpretation of data from our trials.

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

The risk of failure in developing product candidates is high. It is impossible to predict when or if any product candidate would prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development, obtain regulatory clearance to commence clinical trials, and then conduct extensive clinical trials to demonstrate the safety and efficacy of product candidates in humans. To date, we have completed a Phase 1 clinical trial for PGN-EDODM1, and are conducting a Phase 2 clinical trial for PGN-EDODM1.

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

Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support clearance of our INDs, CTAs and other similar regulatory filings. We cannot be certain if the outcome of our preclinical studies and clinical trials will ultimately support further development of our product candidates, as was the case with PGN-EDO51 or future programs, or future regulatory approval and commercialization. Although we have completed a Phase 1 trial and are conducting a Phase 2 clinical trial of our second candidate, PGN-EDODM1, we cannot be certain of the outcome of our preclinical testing, and clinical studies for PGN-EDODM1 or any of our other product candidates and cannot predict whether the FDA, or comparable foreign regulatory authorities will accept our proposed clinical program for PGN-EDODM1, or whether the outcome of our preclinical testing and clinical studies will ultimately support the further development of PGN-EODM1 or any other product candidates we may develop. Conducting preclinical testing is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity and novelty of the program, and often can be several years or more per program. In addition, the progress and timing of our preclinical studies, including pharmacology and toxicology studies, may be impacted by the limited supply of NHPs needed for such studies. As a result, we cannot be sure that we will be able to submit INDs, CTAs and other similar regulatory filings for our programs on the timelines we expect, if at all, and we cannot be sure that submission of such regulatory filings will result in the FDA, competent authorities of the EU member states, or comparable foreign regulatory authorities allowing clinical trials to begin, including in the case of our FREEDOM2 clinical study for PGN-EDODM1. For example, in March 2026, we announced that we received notice of a partial clinical hold from the FDA based on previously submitted preclinical pharmacology and toxicology studies. As part of our ongoing dialogue with the FDA, we submitted additional analyses, including the recently unblinded Phase 1 FREEDOM data, and are committed to working with the FDA to address their questions as quickly as possible. We may not be able to resolve the issues related to such partial clinical hold in a timely manner, or at all, which may negatively impact the PGN-EDODM1 program, including the FREEDOM2 enrollment timelines. Furthermore, in May 2023, we announced that we received a clinical hold notice from the FDA regarding our IND application to initiate our Phase 1 FREEDOM study, and in June 2023, we provided an update on our plans with respect to this program. In October 2023, we announced that the FDA lifted the clinical hold on our Phase 1 FREEDOM study, allowing this study to proceed in the U.S.

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
•
failure of the FDA to remove the partial clinical hold on PGN-EDODM1 or the imposition of further clinical holds by regulatory authorities as a result of a serious adverse events, manufacturing concerns, or after an inspection of our clinical trial operations or trial sites;
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

We are in the early stages of our programs and have completed a Phase 1 clinical trial and are conducting a Phase 2 clinical trial for our PGN-EDODM1 product candidate. We reported data from three cohorts of our Phase 1 trial, and from one cohort of our Phase 2 trial of PGN-EDODM1, but we have not completed IND- or CTA-enabling activities advanced any other product candidates (except PGN-EDO51) into clinical development. As a result, our belief in the capabilities of our platform is based on early research, preclinical studies, and early data from our early-stage studies and clinical trials. However, the results of preclinical studies may not be predictive of the results of later preclinical studies or clinical trials, and the results of any early-stage clinical trials may not be predictive of the results of later clinical trials. For example, since PGN-EDO51 did not achieve target dystrophin levels in the CONNECT1 trial, we made the decision to discontinue development of our DMD programs.

We have reported single-dose data for all of the planned cohorts (5,10 and 15 mg/kg) in the Phase 1 FREEDOM study. While we observed robust dose-dependent mean splicing correction at the 5, 10 and 15 mg/kg dose level in the FREEDOM study, we observed limited change in functional outcomes in all cohorts of the Phase 1 FREEDOM study after a single dose as well as in the lowest dose (5 mg/kg) of the multi-dose Phase 2 FREEDOM2 study. We believe robust splicing correction with PGN-EDODM1 has the potential to lead to meaningful functional improvements with repeat dosing over time, but this may not be the case. If we do not see functional improvements in the higher dose cohorts of the FREEDOM2 study, we may have to consider alternate dosing, lengthening the exposure to the drug candidate or increasing the number of patients in certain cohorts to properly assess optimal efficacy. Any such changes to our development strategy or a determination in the future that PGN-EDODM1 may not yield sufficient functional improvement would harm our business, financial condition, results of operations and prospects.

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

From time to time, we may publicly disclose preliminary or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. The topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data and preliminary results should be viewed with caution until the final data are available. For example, based on preclinical, HV and early data in patients, we believed that with a longer treatment period and higher doses of PGN-EDO51, we could expect to see higher levels of exon skipped transcript potentially resulting in significant increases in dystrophin in our CONNECT1 Phase 2 trial. However, the data from the 10 mg/kg cohort of CONNECT1 demonstrated that PGN-EDO51 did not achieve target dystrophin levels, and we made the decision to discontinue development of our DMD programs. Additionally, although we were encouraged by the trends observed in initial splicing and functional outcome data in the FREEDOM study, in the multi-dose 5 mg/kg cohort of the FREEDOM2 study, the splicing correction results were 7.3% versus 12.7% in the 5 mg/kg cohort of the single dose phase 1 FREEDOM study.

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

Undesirable side effects caused by PGN-EDODM1, or future product candidates, could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. For instance, in March 2026, we announced that we received notice of a partial clinical hold from the FDA based on previously submitted preclinical pharmacology and toxicology studies. Although other oligonucleotide therapeutics have received regulatory approval, ours is a novel approach to oligonucleotide therapy. As a result, there is uncertainty as to the safety profile of our product candidates compared to more well-established classes of therapies, or oligonucleotide therapeutics on their own. Moreover, there have been only a limited number of clinical trials involving the use of peptide conjugated oligonucleotide therapeutics or our proprietary technology used in our EDO platform.

For example, following the recent unblinding of the single-ascending dose portion of the FREEDOM trial, analysis of a kidney safety composite measure biomarker was conducted, and, at the 10 and 15 mg/kg dose levels, transient biomarkers associated with tubular insult were noted, as well as the observation of a DLT being identified at the 15 mg/kg dose level. Furthermore, we continue to observe transient increases in albuminuria in certain patients. Although these laboratory findings resolved without medical treatment or intervention and were not associated with clinical symptoms, the clinical significance of these findings is not yet fully understood. As we continue dose escalation and multi-dose administration in the FREEDOM2 study, we are monitoring safety results, including noting transient or sustained increases in certain kidney function biomarkers, with a goal of determining the optimal dose in multi-dose cohorts in future clinical studies. Accordingly, we may observe additional renal effects, including more pronounced or persistent laboratory abnormalities, clinically symptomatic renal events, or other safety signals as the study continues. Given the stage of clinical development of PGN-EDODM1, there can be no assurance that PGN-EDODM1 will not cause undesirable side effects in patients with further dosing and dose escalation, including, for example, safety events similar to those observed in our studies with PGN-EDO51. If such events occur, we may be required to modify, suspend, or terminate clinical trials, reduce dosing, implement additional monitoring, or conduct additional preclinical studies, which could delay development, increase costs, or adversely affect the commercial prospects of PGN-EDODM1.

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

Because we have limited financial and managerial resources, we are focusing the majority of our resources on one product candidate, PGN-EDODM1. As a result, we are delaying pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential, or we may choose to focus our efforts and resources on a potential product candidate that ultimately proves to be unsuccessful. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable medicines. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Any such event could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We have conducted, and may in the future conduct, certain clinical trials for our product candidates outside of the U.S. However, the FDA and comparable foreign regulatory authorities may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

We conducted our first clinical trial in Canada, and we intend to conduct one or more of our subsequent clinical trials for our product candidates outside the U.S., including our FREEDOM and FREEDOM2 clinical trials, each of which has or will have sites in multiple countries outside of the U.S. Currently, there are no U.S. sites opened in the FREEDOM2 trial as we await a determination from FDA with respect to the partial clinical hold of the FREEDOM2 trial in the U.S. to begin site initiation. Although the FDA may accept data from clinical trials conducted outside the U.S., acceptance of this data is subject to certain conditions imposed by the FDA. Where data from foreign clinical trials are intended to serve as the basis for marketing approval in the U.S., the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. For studies that are conducted only at sites outside of the U.S. and not subject to an IND, the FDA generally does not provide advance comment on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical trial was inadequate, and require us to conduct additional clinical trials. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. There can be no assurance the FDA will accept data from clinical trials conducted outside of the U.S. If the FDA does not accept data from our clinical trials of our product candidates, we would likely need to conduct additional clinical trials, which would be costly and time consuming and delay or permanently halt our development of our product candidates. Additionally, recent policy proposals in the U.S., if enacted in the future, may make acceptance by the FDA or inclusion in a marketing application of foreign data more difficult or costly.

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

Finally, in December 2025, the National Defense Authorization Act for Fiscal Year 2026, or the NDAA, was enacted, which includes Section 851, commonly referred to as the “BIOSECURE Act.” The BIOSECURE Act restricts U.S. government agencies from procuring biotechnology equipment or services from, or entering into contracts with, entities that use biotechnology equipment or services from, designated “biotechnology companies of concern,” or BCCs, and from expending federal loan or grant funds for such equipment or services. We currently rely on third-party contract manufacturing organizations and other vendors located outside the United States, including entities that operate in China, for the manufacturer of certain clinical trial materials and the provision of certain development-related services. While none of our vendors are currently listed as a BCC, there is a risk they may be in the future, particularly with respect to our Chinese vendors. If our current or future vendors with which we work are designated as BCCs in the future, or if our collaborators, customers, investors, or future commercial partners become subject to BIOSECURE-related restrictions as a result of their relationships with such vendors, we could be required to terminate or restructure existing arrangements, transition manufacturing or other services to alternative suppliers, or delay or suspend development activities, subject to a grace period of 5 years during which time a company could continue to work with such restricted vendor. Any such transition could involve significant cost, operational complexity, regulatory risk, and delays, and alternative suppliers may not be available on acceptable terms or at all.

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

We have no experience as a company in conducting, completing and managing the full suite of clinical trials necessary to obtain regulatory approvals, including approval by the FDA, the European Commission or comparable foreign regulatory authorities, or in obtaining approval of any of our product candidates. We are early in our development efforts for our product candidates. We have initiated a Phase 1 and a Phase 2 clinical trial for PGN-EDODM1. We will need to successfully complete preclinical activities and additional clinical trials, in order to obtain FDA, European Commission or comparable foreign regulatory approval to market PGN-EDODM1, and any future product candidates.

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

Based on our initial observations of the preclinical and early clinical data with respect to PGN-EDODM1, we believe PGN-EDODM1 has the potential to lead to meaningful functional improvements with repeat dosing at 10 mg/kg or higher levels over time. However, our belief based on this data may be erroneous. There can be no assurance that our expectations of robust splicing correction and improved functional outcomes will be reflected in continued clinical evaluation of PGN-EDODM1 in DM1 patients, including in our ongoing FREEDOM2 MAD study.

Although we completed a Phase 1 clinical trial for PGN-EDO51 and have completed one clinical trial, and have two clinical trials ongoing for PGN-EDODM1, we have not completed any additional clinical trials, and have limited experience as a company in preparing, submitting and prosecuting regulatory filings. In addition, we have had limited interactions with the FDA, the EMA and comparable foreign regulatory authorities and cannot be certain how many clinical trials of PGN-EDODM1, or any other product candidates will be required or how such trials should be designed. The FDA has previously provided feedback on our clinical trials for PGN-EDODM1, and we have addressed their feedback in our clinical trial designs. We may be unable to efficiently execute and complete necessary clinical trials for our product candidates in a way that leads to regulatory submission and approval of any of our product candidates, including potentially any accelerated approval. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our current or planned clinical trials, could prevent us from or delay us in submitting NDAs for and commercializing our product candidates.

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

We plan to seek accelerated approval, if applicable, under the FDA’s accelerated approval pathway for our PGN-EDODM1 product candidate and may have a similar strategy with future product candidates. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition, generally provides a meaningful advantage over available therapies, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity or prevalence of the disease and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA likely would require that we perform adequate and well-controlled post-marketing clinical trials to confirm the product’s clinical benefit. These confirmatory trials must be completed with due diligence. Under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is permitted to require, as appropriate, that a post-approval confirmatory study or studies be underway (including commencing enrollment) prior to approval or within a specified time period after the date of accelerated approval was granted. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress.

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

Prior to seeking accelerated approval for PGN-EDODM1, we intend to seek feedback from the FDA or similar foreign regulatory authorities and will otherwise evaluate our ability to seek and receive accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA or similar application for accelerated approval or any other form of expedited development or review. Similarly, there can be no assurance that after subsequent FDA or similar foreign regulatory authorities feedback we will continue to pursue or apply for accelerated approval or any other form of expedited development or review, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or other expedited development or review, there can be no assurance that such submission or application will be accepted or that any expedited development or review will be granted on a timely basis, or at all. The FDA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development or review for PGN-EDODM1 or any other product candidates would result in a longer time period to commercialization of such product candidate, would increase the cost of development of such product candidate, and would harm our competitive position in the marketplace.

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

The process of obtaining marketing approvals, both in the U.S. and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Of the large number of products in development, only a small percentage successfully complete the FDA, EMA or foreign regulatory approval processes and are commercialized. Even if our product candidates demonstrate safety and efficacy in clinical trials, the regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. In February 2026, the FDA Commissioner publicly indicated that a single adequate and well-controlled pivotal clinical trial supported by confirmatory evidence will be the FDA’s default standard moving forward for novel products, rather than two such trials; this statement was not a formal agency action, and the scope, implementation and durability of this policy position remain uncertain. FDA retains broad discretion to require additional clinical data for any product candidate, including a second adequate and well-controlled clinical trial. The FDA, the EMA and comparable foreign regulatory authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Moreover, the U.S. Supreme Court’s July 2024 decision to overturn prior established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which FDA’s regulations, policies, and decisions may become subject to increasing legal challenges, delays, and/or changes. If we experience delays in obtaining approval or if we fail to obtain approval of our product candidates, the commercial prospects for those product candidates may be harmed, and our ability to generate revenues will be materially impaired.

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

We may seek designation for our EDO platform as a designated platform technology. Under FDORA, a platform technology incorporated within or utilized by a drug or biological product is eligible for designation as a designated platform technology if (1) the platform technology is incorporated in, or utilized by, a drug approved under an NDA; (2) preliminary evidence submitted by the sponsor of the approved or licensed drug, or a sponsor that has been granted a right of reference to data submitted in the application for such drug, demonstrates that the platform technology has the potential to be incorporated in, or utilized by, more than one drug without an adverse effect on quality, manufacturing, or safety; and (3) data or information submitted by the applicable person indicates that incorporation or utilization of the platform technology has a reasonable likelihood to bring significant efficiencies to the drug development or manufacturing process and to the review process. A sponsor may request the FDA to designate a platform technology as a designated platform technology concurrently with, or at any time after, submission of an IND application for a drug that incorporates or utilizes the platform technology that is the subject of the request. If so designated, the FDA may expedite the development and review of any subsequent original NDA for a drug that uses or incorporates the platform technology. Even if we believe our EDO platform meets the criteria for such designation, the FDA may disagree and instead determine not to grant such designation. In addition, the receipt of such designation for a platform technology does not ensure that a drug will be developed more quickly or receive FDA approval. Moreover, the FDA may revoke a designation if the FDA determines that a designated platform technology no longer meets the criteria for such designation. For example, in July 2025, the FDA revoked Sarepta Therapeutics’ platform technology designation for AAVrh74 given new safety information suggested the preliminary evidence on which the designation was based was insufficient to demonstrate that its platform technology had the potential to be incorporated in, or utilized by, more than one drug without an adverse effect on safety.

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

The FDA, the EMA or a comparable foreign regulatory authority may not approve our current product candidate or any new product candidates derived from our platform. However, if the FDA, EMA or comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and record keeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, conformance with applicable product tracking and tracing requirements, establishment registration and listing, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing studies, and surveillance to monitor the safety and efficacy of the product. Additionally, under FDORA, sponsors of approved drugs and biologics must provide six months’ notice to the FDA of any changes in marketing status, or for discontinuing or interrupting supply of certain drugs, including the withdrawal of a drug, and failure to do so could result a letter citing such failure to comply and public posting of such letter and redacted company response which could damage the company’s reputation. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

The FDA, EMA and other foreign regulatory authorities closely regulate the post-approval marketing and promotion of medicines to ensure that they are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA, EMA and other foreign regulatory authorities impose stringent restrictions on manufacturers’ communications regarding off-label use. In particular, a product may not be promoted for uses that are not approved by the FDA, EMA and other foreign regulatory authorities as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may be subject to enforcement action for off-label marketing by the FDA and other federal and state enforcement agencies, including the Department of Justice. Violation of the Federal Food, Drug, and Cosmetic Act, or FDCA, and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription products may also lead to investigations or allegations of violations of federal and state healthcare fraud and abuse laws and state consumer protection laws. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. Further, FDA’s Office of Prescription Drug Promotion (“OPDP”) actively scrutinizes promotional communications, including digital and social media; any materials that are false, misleading or promote unapproved uses can lead to enforcement actions and could necessitate corrective communications. The government has also required companies to enter into consent decrees and/or imposed permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

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

The current U.S. administration is focused on reducing costs of the federal government generally, including significantly reducing the number of government employees. Without appropriate staffing levels or the appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and approve proposed clinical studies and new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, leadership, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other federal agencies, including substantial leadership departures, personnel cuts, and policy changes, may also slow the time necessary for proposed clinical studies to obtain clearance or new drugs to be reviewed and/or approved, which would harm our business. Changes and cuts in FDA staffing have been reported as resulting in delays in the FDA’s responsiveness or in its ability to review submissions or marketing applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.

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

With the change in the U.S. presidential administration in 2025, there have been numerous legislative and regulatory changes, and there continues to be substantial uncertainty as to the extent and manner in which the Trump administration will continue to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Additionally, the administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment in which to pursue the development of new therapeutic candidates. Also, state governments may seek to address or react to changes at the federal level with changes to their regulatory frameworks in a manner that could impact our operations.

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

Additionally, we are subject to state and foreign equivalents of each of these healthcare laws and regulations, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the federal Anti-Kickback Statute and False Claims Act, and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales representatives. For additional information, see “Business—Government Regulation—Healthcare Regulation—Other Healthcare Laws” in our Annual Report on Form 10-K filed with the SEC for the year-ended December 31, 2025.

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

Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies such as gene therapy and therapies addressing rare diseases such as those we are developing. In both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we, or any collaborators, may receive for any approved products. For additional information, see “Business—Government Regulation—Healthcare Regulation—Healthcare Reform and Legislative Updates” in our Annual Report on Form 10-K filed with the SEC for the year-ended December 31, 2025.

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

In December 2025, the European Commission adopted a decision determining that the U.K. continues to offer a level of data protection that is “essentially equivalent” to the EU standards, extending the validity of the U.K. adequacy decision for six years, until December 2031. This follows the U.K.’s adoption of the Data (Use and Access) Act 2025, or the DUAA, on June 19, 2025. While this renewal reduces immediate adequacy concerns, it is unclear how U.K. data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the U.K. will be regulated in the long term. Although the EU GDPR and the U.K. GDPR currently impose substantially similar obligations it is possible that over time the respective provisions, interpretations and enforcement of the EU GDPR and U.K. GDPR may further diverge in the future and create additional regulatory challenges and uncertainties. The lack of clarity on future U.K. laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and cost to our handling of U.K. and EEA personal data and our privacy and data security compliance programs, and could require us to implement different compliance measures for the U.K. and the EEA. The European Commission has also proposed reforms under the “Digital Omnibus” package which, if adopted, may further modify GDPR-related requirements, including by clarifying the scope of “personal data” and the treatment of coded or de-identified data, potentially requiring further adjustments to our European privacy compliance framework.

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

We may use and integrate artificial intelligence, or AI, into our business processes through implementation of AI and through the adoption of commercially available tools. Use of this technology could pose cybersecurity, data privacy, IT, intellectual property, regulatory, legal, operational, competitive, reputational and other risks and challenges that could affect our business. Specifically, risks related to accuracy, bias, artificial intelligence hallucinations, discrimination, harmful content, misinformation, fraud, scams, targeted attacks (including model poisoning or data poisoning), surveillance, data leakage, environmental harms, and other harms may flow from any use or deployment of AI technologies. If we enable or use solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability.

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

In the U.S., the AI regulatory environment is complex and uncertain. Over the past year, states have advanced, and in some cases passed, dozens of laws focusing on AI governance and regulation, including on deployment of AI in healthcare settings. At the federal level, the Trump Administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 11, 2025, executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. The U.S. Food and Drug Administration, for example, issued draft guidance on the use of AI in regulatory decision-making for drug and biological products that centers on the context of use while establishing a credibility assessment framework for establishing and evaluating AI model outputs intended to support regulatory decision-making. If we develop or use AI systems governed by these laws or regulations, including as informed by regulatory guidance, we will need to meet various standards of data quality, transparency, monitoring and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance.

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

Several gene editing and gene delivery treatments are in discovery or preclinical development by Vertex, Astellas Pharma Inc. and Kate Therapeutics Inc. (recently acquired by Novartis). In addition, Design Therapeutics, Inc. is developing an approach to prevent formation of CUG hairpins; and Expansion Therapeutics, Inc. and Arrakis Therapeutics are developing an approach utilizing the interaction of small molecules with RNA in preclinical development.

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

The estimates of market opportunity and forecasts of market growth included in this Form 10-Q if any, or our other public disclosures may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business may not grow at similar rates, or at all.

Market opportunity estimates and growth forecasts included in this Form 10-Q, if any, or our other public disclosures are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. The estimates and forecasts included in this Form 10-Q or our other public disclosures relating to size and expected growth of our target market, if any, may prove to be inaccurate. Even if the markets in which we compete meet any size estimates and/or growth forecasts included in this Form 10-Q, our business may not grow at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.

The pricing and third-party payor coverage and reimbursement status of newly approved products are uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our future product candidates, if approved, could limit our ability to market those products and decrease our ability to generate product revenue.

In the U.S. and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. For additional information, see “Business—Government Regulation—Healthcare Regulation—Coverage and Reimbursement” in our Annual Report on Form 10-K filed with the SEC for the year-ended December 31, 2025.

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

Our success depends in large part on our and our licensors’ ability to obtain and maintain patent and other intellectual property protection in the U.S. and other jurisdictions. We and our licensors have sought, and will seek, to protect our proprietary position by filing additional patent applications in the U.S. and abroad related to certain technologies and our platform that are important to our business. However, our patent portfolio is at a somewhat early stage; we do not own any patents and there are 30 issued patents, which we in-licensed from Oxford University Innovation Limited, or OUI, and the Medical Research Council of United Kingdom Research and Innovation, or MRC, and substantive examination of many of the currently pending patent applications we own or license has yet to begin or is in early stage prosecution. In addition, there can be no assurance as to whether or when our patent applications will issue as granted patents. Our ability to stop third parties from making, using, selling, marketing, offering to sell, importing and commercializing our product candidates and our technology is dependent upon the extent to which we have rights under valid and enforceable patents and other intellectual property that cover our platform and technology. If we are unable to secure, maintain, defend and enforce patents and other intellectual property with respect to our product candidates and our technology, it would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

As of March 31, 2026, we had 59 full-time employees. As our development progresses including possibly commencing a pivotal Phase 3 clinical study and related NDA filing for PGN-EDODM1, we expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs and, if any product candidate receives marketing approval, sales, marketing, distribution and coverage and reimbursement capabilities. To manage our potential future growth, we must continue to implement and improve our managerial, operational and financial systems, and continue to recruit and train necessary qualified personnel and longer-term, may need to expand our facilities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

We may acquire additional businesses, technologies or assets, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new products or product candidates resulting from a strategic alliance or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. We cannot assure you that, following any such acquisition, we will achieve the expected synergies to justify the transaction. The risks we face in connection with acquisitions include:

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

Based upon our common stock outstanding as of March 31, 2026, our executive officers, directors, greater than five percent shareholders and their affiliates beneficially own approximately 46.5% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, even though some of these persons or entities may have interests that are different than those of yours. For example, these stockholders, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of substantially all of our assets.

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

Pursuant to Section 404, we were required to furnish a report by our management on our internal control over financial reporting beginning with the Form 10-K for the year ended December 31, 2025. However, while we remain an EGC or a smaller reporting company with less than $100 million in annual revenue, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, engaging outside consultants and adopting a detailed work plan to assess and document the adequacy of internal control over financial reporting, continuing steps to improve control processes as appropriate, validating through testing that controls are functioning as documented and implementing a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, particularly if such material weakness results in the necessity of a restatement of our historical financial statements.

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

As a company that carries out extensive research and development activities, we sought to benefit from the U.K. research and development tax relief programs, being the Small and Medium-sized Enterprises R&D tax relief program, or SME Program, and, to the extent that our projects are grant funded or relate to work subcontracted to the company by third parties, the Research and Development Expenditure Credit program, or RDEC Program. Under the SME Program, we may be able to surrender the trading losses that arise from our qualifying research and development activities for a cash rebate of approximately 33.4% of the surrenderable losses. The majority of our research and development activities during 2021 were eligible for inclusion within these tax credit cash rebate claims. We may not be able to continue to claim payable research and development tax credits in the future if we cease to qualify as an SME, based on size criteria concerning employee headcount, turnover and gross assets or if we no longer conduct qualifying research and development activities through our wholly-owned subsidiary PepGen Limited. The U.K. Finance Act of 2021 introduced a cap on payable credit claims under the SME Program in excess of £20,000 with effect from April 2021 by reference to, broadly, three times the total PAYE and NICs liability of the company, subject to an exception which prevents the cap from applying. That exception requires the company to be creating, taking steps to create or managing intellectual property, as well as having qualifying research and development expenditure in respect of connected parties which does not exceed 15% of the total qualifying expenditure. If such exception does not apply, this could restrict the amount of credit that we are able to claim. For the three months ended March 31, 2026, our research and development tax credits from the U.K. government were not material as the intellectual property was transferred from our wholly-owned U.K. subsidiary, PepGen Limited, to the parent company, PepGen Inc. in January 2022.

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

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the first quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

4.2*	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-264335).
10.1**	Amended and Restated Employment Agreement, dated March 3, 2026, between James McArthur and the Company.
10.2**	Amended and Restated Employment Agreement, dated March 3, 2026, between Noel Donnelly and the Company.
10.3**	Amended and Restated Employment Agreement, dated March 3, 2026, between Paul Streck, M.D., MBA and the Company.
10.4**	Amended and Restated Employment Agreement, dated March 3, 2026, between Joseph Vittiglio and the Company.
10.5**	Amended and Restated Employment Agreement, dated March 3, 2026, between Kasra Kasrarian, Ph.D. and the Company.
31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

PEPGEN INC.

Date: May 12, 2026	By:	/s/ James McArthur
James McArthur
Chief Executive Officer

Date: May 12, 2026	By:	/s/ Noel Donnelly
Noel Donnelly
Chief Financial Officer