Form 10-Q
period 2026-06-30
PepGen Inc.
filed 2026-08-06
CIK 1835597

4

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 2, 2026, the registrant had 69,259,517 of common stock, $0.0001 par value per share, outstanding.

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
•
We rely, and expect to continue to rely, on third parties to conduct some or all aspects of our product manufacturing, research, preclinical and clinical testing, and these third parties may not perform satisfactorily. If we need to replace one or more of these third parties, our development plans may be significantly delayed and we may expend more funds than currently planned.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PEPGEN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$22,764	$60,514
Marketable securities	94,474	87,942
Prepaid expenses and other current assets	3,091	2,507
Total current assets	$120,329	$150,963
Property and equipment, net	$1,341	1,903
Operating lease right-of-use asset	17,914	19,121
Restricted cash	1,548	1,548
Other assets	265	372
Total assets	$141,397	$173,907
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,095	$822
Accrued expenses	4,676	8,637
Operating lease liability	3,234	3,187
Total current liabilities	$9,005	$12,646
Operating lease liability, net of current portion	12,859	13,817
Total liabilities	$21,864	$26,463
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock	$—	$—
Common stock	7	7
Additional paid-in capital	516,336	508,544
Accumulated other comprehensive (loss) income	(117)	11
Accumulated deficit	(396,693)	(361,118)
Total stockholders’ equity	$119,533	$147,444
Total liabilities and stockholders’ equity	$141,397	$173,907

See accompanying notes to unaudited condensed consolidated financial statements.

PEPGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$12,522	$18,391	$25,527	$43,769
General and administrative	6,417	5,541	12,355	11,484
Total operating expenses	$18,939	$23,932	$37,882	$55,253
Operating loss	$(18,939)	$(23,932)	$(37,882)	$(55,253)
Other income (expense):
Interest income	1,093	842	2,343	1,964
Other (expense) income, net	50	3	(5)	—
Total other income, net	1,143	845	2,338	1,964
Net loss before income tax	$(17,796)	$(23,087)	$(35,544)	$(53,289)
Income tax expense	(16)	—	(31)	—
Net loss	$(17,812)	$(23,087)	$(35,575)	$(53,289)
Net loss per share, basic and diluted	$(0.26)	$(0.70)	$(0.51)	$(1.63)
Weighted-average common shares outstanding, basic and diluted	69,202,376	32,748,646	69,147,045	32,711,887
Other comprehensive loss:
Cumulative translation adjustment arising during the period	$—	$—	$—	$(1)
Unrealized loss on marketable securities	(58)	(21)	(128)	(65)
Comprehensive loss	$(17,870)	$(23,108)	$(35,703)	$(53,355)

See accompanying notes to unaudited condensed consolidated financial statements.

PEPGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive (Loss)	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2025	68,874,944	$7	$508,544	$11	$(361,118)	$147,444
Issuance of common stock from At-the-Market Sales Agreement, net of underwriters' fees	237,500	—	1,507	—	—	1,507
Vesting of restricted stock units	52,666	—	—	—	—	—
Exercise of stock options	2,848	—	7	—	—	7
Stock-based compensation expense	—	—	2,855	—	—	2,855
Unrealized loss on marketable securities	—	—	—	(70)	—	(70)
Net loss	—	—	—	—	(17,763)	(17,763)
Balance as of March 31, 2026	69,167,958	$7	$512,913	$(59)	$(378,881)	$133,980
Issuance of stock under the employee stock purchase plan	86,114	—	110	—	—	110
Vesting of restricted stock units	5,445	—	—	—	—	—
Stock-based compensation expense	—	—	3,313	—	—	3,313
Unrealized loss on marketable securities	—	—	—	(58)	—	(58)
Net loss	—	—	—	—	(17,812)	(17,812)
Balance as of June 30, 2026	69,259,517	$7	$516,336	$(117)	$(396,693)	$119,533

Balance as of December 31, 2024	32,619,663	$3	$390,057	$23	$(271,463)	$118,620
Vesting of restricted stock units	101,280	—	—	—	—	—
Stock-based compensation expense	—	—	3,432	—	—	3,432
Unrealized loss on marketable securities	—	—	—	(44)	—	(44)
Cumulative translation adjustment arising during the period	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(30,202)	(30,202)
Balance as of March 31, 2025	32,720,943	3	393,489	(22)	(301,665)	91,805
Issuance of stock under the employee stock purchase plan	78,781	—	98	—	—	98
Stock-based compensation expense	—	—	2,363	—	—	2,363
Unrealized loss on marketable securities	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	(23,087)	(23,087)
Balance as of June 30, 2025	32,799,724	$3	$395,950	$(43)	$(324,752)	$71,158

See accompanying notes to unaudited condensed consolidated financial statements.

PEPGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(35,575)	$(53,289)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	572	722
Stock-based compensation expense	6,168	5,795
Amortization and interest accretion related to operating lease	1,874	1,874
Amortization of premiums and accretion of discounts on marketable securities, net	(1,714)	(1,150)
Impairment of long-lived assets	—	701
Changes in operating assets and liabilities:
Prepaids and other current and non-current assets	(217)	737
Accounts payable	229	(885)
Accrued expenses and other non-current liabilities	(3,991)	496
Operating lease liabilities, current and non-current	(1,578)	(1,532)
Net cash used in operating activities	$(34,232)	$(46,531)
Cash flows from investing activities:
Purchases of property and equipment	(30)	(168)
Purchases of marketable securities	(81,945)	(6,726)
Maturities of marketable securities	77,000	39,000
Net cash (used in) provided by investing activities	(4,975)	32,106
Cash flows from financing activities:
Issuance of common stock from At-the-Market Sales Agreement, net of underwriters' fees	1,511	—
Payment of offering costs	(175)	—
Proceeds from employee equity plans	117	98
Net cash provided by financing activities	$1,453	$98
Effect of exchange rate changes on cash	4	(22)
Net decrease in cash, cash equivalents and restricted cash	$(37,750)	$(14,349)
Cash, cash equivalents and restricted cash at beginning of period	62,062	50,969
Cash, cash equivalents and restricted cash at end of period	$24,312	$36,620
Components of cash, cash equivalents and restricted cash
Cash and cash equivalents	$22,764	$35,072
Restricted cash	1,548	1,548
Total cash, cash equivalents and restricted cash at end of period	$24,312	$36,620
Supplemental noncash investing and financing activities
Cash paid for taxes	$49	$86
Property and equipment included in accounts payable and accrued expenses	—	27

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

Liquidity

Since inception, the Company has not generated any revenue from product sales or other sources and has incurred significant operating losses and negative cash flows from operations. The Company’s primary uses of cash, cash equivalents, and marketable securities to date have been funding research and development activities, business planning, establishing and maintaining the Company’s intellectual property portfolio, hiring personnel, leasing premises and associated capital expenditures, raising capital, and providing general and administrative support for these operations. As of June 30, 2026, the Company had an accumulated deficit of $396.7 million. To date, the Company has funded operations primarily through private placements of convertible preferred stock, the sale of shares of common stock in its initial public offering, or IPO, the sale of shares of common stock under its At-the-Market Equity Offering Sales Agreement, or Sales Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, and through the sale of shares of common stock in follow-on public offerings in February 2024, referred to as the 2024 Offering, and in September 2025, referred to as the 2025 Offering. As of June 30, 2026, the Company had cash, cash equivalents, and marketable securities of $117.2 million.

The Company believes that its cash, cash equivalents, and marketable securities as of June 30, 2026, will be sufficient to fund its currently planned operations for at least the next 12 months from the issuance of these condensed consolidated financial statements.

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

The condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of June 30, 2026, and results of operations for the interim periods ended June 30, 2026 and June 30, 2025.

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

3. Fair Value Measurements

The following tables present information about the Company’s financial assets that have been measured at fair value as of June 30, 2026 and December 31, 2025, and indicate the fair value of the hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. All instruments held by the Company are Level 1. The following tables set forth marketable securities as of June 30, 2026 and December 31, 2025 (in thousands):

	As of June 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
U.S. Treasury notes	94,562	—	(88)	94,474
Total	$94,562	$—	$(88)	$94,474

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
U.S. Treasury notes	87,903	39	—	87,942
Total	$87,903	$39	$—	$87,942

The following tables set forth the fair value of the Company’s financial assets measured at fair value on a recurring basis and indicate the level within the fair value hierarchy utilized to determine such values as of June 30, 2026 and December 31, 2025 (in thousands):

	As of June 30, 2026
	Total	Level 1
Cash Equivalents:
U.S. Treasury-backed money market funds	$20,984	$20,984
Marketable Securities:
U.S. Treasury notes	94,474	94,474
Total	$115,458	$115,458

	As of December 31, 2025
	Total	Level 1
Cash Equivalents:
U.S. Treasury-backed money market funds	$58,147	$58,147
Marketable Securities:
U.S. Treasury notes	$87,942	$87,942
Total	$146,089	$146,089

Money market funds are highly liquid investments that are valued based on quoted market prices in active markets, which represent a Level 1 measurement within the fair value hierarchy. These money market funds are classified on the consolidated balance sheets under cash and cash equivalents.

The following table summarizes the scheduled maturity for the Company's marketable securities for the period presented (in thousands):

June 30, 2026
Maturing in one year or less	$94,474
Total	$94,474

4. Property and Equipment, Net

The cost and accumulated depreciation of property and equipment were as follows (in thousands):

	June 30, 2026	December 31, 2025
Lab equipment	$4,035	$4,035
Computer and office equipment	1,789	1,759
Construction in process	—	20
Total property and equipment	5,824	5,814
Less: accumulated depreciation	(4,483)	(3,911)
Total property and equipment, net	$1,341	$1,903

Depreciation expense was $0.3 million for each of the three months ended June 30, 2026 and June 30, 2025. Depreciation expense was $0.6 million for the six months ended June 30, 2026 and $0.7 million for the six months ended June 30, 2025.

During the second quarter of 2025, the Company also took $0.7 million in non-cash charges to research and development and general and administrative expense, associated with the impairment of unused lab equipment and computer and office equipment.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Research and development expenses	$1,599	$2,993
Employee-related expenses	2,034	4,663
Professional services	880	779
Other	163	202
Total accrued expenses	$4,676	$8,637

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

The Company could be required to make milestone payments to the Licensors upon achievement of certain patent and commercial milestones related to the patents and commercialization of certain of the Company’s product candidates. The aggregate potential milestone payments are $0.1 million. In 2024, the Company paid the Licensors a patent procurement milestone of £10,000, adjusted per the retail price index under the terms of the License Agreement. The Company also agreed to pay the Licensors low single digit royalties on net sales of any licensed products that are commercialized by the Company in excess of a threshold amount between £20 million and £30 million ($26.5 million and $39.7 million as of June 30, 2026), subject to certain adjustments. The term of the License Agreement continues until the later of (i) the date on which all the patents and patent applications covered thereunder have been abandoned or allowed to lapse or expired or been rejected or revoked or (ii) 20 years from the date of the original license agreement.

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

Oxford Science Enterprises, or OSE, which is an affiliate of OUI, owned 7.2% of the Company’s outstanding common stock as of June 30, 2026.

RA Capital Management, L.P.

Entities affiliated with RA Capital Management, L.P., or RA Capital, purchased common stock in the Company’s IPO in May 2022, the Company’s 2024 Offering in February 2024, and the Company’s 2025 Offering in September 2025. As of June 30, 2026, entities affiliated with RA Capital owned 29.0% of the Company’s outstanding common stock.

Two members of the Company’s board of directors, Dr. Joshua Resnick and Habib Dable, are affiliated with RA Capital. Pursuant to the governing legal documents of RA Capital, Dr. Resnick is obligated to transfer any cash compensation from the Company to RA Capital. Fees paid in cash for Dr. Resnick's service on the Company's board of directors were paid directly to RA Capital and are included within general and administrative expense on the consolidated statement of operations. The Company paid $11,000 and $12,000 for the three months ended June 30, 2026 and 2025, respectively, and $22,000 and $24,000 for the six months ended June 30, 2026 and 2025, respectively, to RA Capital for Dr. Resnick’s service on the board of directors.

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

Other

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, the Company agrees to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third-party with respect to the Company’s products. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of June 30, 2026. The Company does not anticipate recognizing any significant losses relating to these arrangements. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements may be unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

8. Stockholders’ Equity

Under the Third Amended and Restated Certificate of Incorporation, dated May 10, 2022, as amended on June 20, 2024, as currently in effect, the Company has the authority to issue a total of 500,000,000 shares of common stock (par value of $0.0001 per share) and 10,000,000 shares of undesignated preferred stock (par value of $0.0001 per share). Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No cash dividends were declared by the board of directors during the six months ended June 30, 2026.

The Company has reserved shares of common stock for issuance, on an as-converted basis, as follows:

	June 30, 2026	December 31, 2025
Stock options	8,139,082	5,970,707
Restricted stock and performance stock units	1,101,110	288,533
Authorized for future stock awards or option grants under the 2022 Plan	2,315,899	1,914,063
Authorized for future stock awards or option grants under the Inducement Plan	637,184	637,184
Authorized for future issuance under the ESPP	1,124,465	532,579
Total	13,317,740	9,343,066

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

As of June 30, 2026, 2,315,899 shares remained available for grant under the 2022 Plan, 1,124,465 shares remained available for issuance under the ESPP, and 637,184 shares remained available for issuance under the Inducement Plan.

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

The effect of the option repricing resulted in a total incremental non-cash stock-based compensation expense of $3.4 million, which was calculated using the Black-Scholes option-pricing model, which is being recognized ratably through the 17-month Retention Period.

The Company recognized $0.5 million during the three months ended June 30, 2026, and $1.1 million during the six months ended June 30, 2026 associated with the option repricing which is included in general and administrative and research and development expense in the consolidated statement of operations and comprehensive loss. There was no incremental stock-based compensation expense recognized for the three or six months ended June 30, 2025.

Stock Option Activity

Stock option activity for the six months ended June 30, 2026, was as follows:

	Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2025	5,970,707	$4.48
Granted	2,676,776	$5.73
Exercised	(2,848)	$2.71
Canceled/Forfeited	(505,553)	$4.43
Outstanding as of June 30, 2026	8,139,082	$4.89

The weighted-average grant date fair value of options granted during the six months ended June 30, 2026 was $4.73 per share. As of June 30, 2026, total unrecognized compensation cost related to stock options, inclusive of the repricing, was $20.4 million. This amount is expected to be recognized over a weighted average period of approximately 2.76 years.

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

Beginning in 2025, the Company introduced RSU grants which generally vest over four years, provided the employee remains employed by the Company through the vesting dates. A summary of the Company’s RSU activity and related information for the six months ended June 30, 2026 is as follows:

	Service-based RSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2025	288,533	$3.08
Granted	955,203	6.08
Vested	(58,111)	2.69
Forfeited	(84,515)	5.12
Issued and unvested as of June 30, 2026	1,101,110	$5.55

The weighted average grant date fair value of the service-based RSUs granted during the six months ended June 30, 2026 was $6.08. During the six months ended June 30, 2026, 58,111 RSUs vested with a total fair value of $0.3 million. As of June 30, 2026, there was $5.6 million of unrecognized compensation costs related to unvested service-based RSUs, which are expected to be recognized over a weighted-average period of 3.52 years.

Stock-Based Compensation Expense

Stock-based compensation expense associated with stock options, RSUs, PSUs, and the Company’s ESPP included in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$1,293	$923	$2,319	$2,519
General and administrative	2,020	1,440	3,849	3,276
Total stock-based compensation expense	$3,313	$2,363	$6,168	$5,795

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

The following table outlines the Company’s functional operating expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and Development Expenses
PGN-EDODM1 direct research and development expenses	$5,783	$4,688	$11,779	$16,396
PGN-EDO51 direct research and development expenses	12	4,582	32	7,998
Platform and external research and development expenses	136	65	222	435
Personnel-related (including stock-based compensation)	4,735	5,841	9,850	13,312
Facility and related expenses	1,207	1,318	2,417	2,581
Other research and development expenses	649	1,897	1,227	3,047
Total research and development expense	12,522	18,391	25,527	43,769
General and Administrative Expenses
Personnel-related (including stock-based compensation)	3,733	3,087	7,189	6,682
Facility and related expenses	494	536	1,007	992
Other general and administrative expenses	2,190	1,918	4,159	3,810
Total general and administrative expense	6,417	5,541	12,355	11,484
Loss from operations	(18,939)	(23,932)	(37,882)	(55,253)
Other income (expense):
Interest income	1,093	842	2,343	1,964
Other (expense) income, net	50	3	(5)	—
Total other income (expense), net	1,143	845	2,338	1,964
Income tax expense	(16)	—	(31)	—
Net loss	$(17,812)	$(23,087)	$(35,575)	$(53,289)

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

The safety data from the FREEDOM study informed the design of FREEDOM2, which has received regulatory clearance in Canada, the United Kingdom, South Korea, Australia, and New Zealand. The FREEDOM2 study remains on partial clinical hold in the U.S. and we continue to work with the FDA to address questions raised by the FDA as quickly as possible. FREEDOM2 is a Phase 2 randomized, double-blind, placebo-controlled MAD study of PGN-EDODM1 in DM1 patients. FREEDOM2 is designed to assess PGN-EDODM1’s safety and tolerability, splicing correction and functional outcome measures in DM1 patients. We reported topline results from the 5 mg/kg cohort in the FREEDOM2 study where PGN-EDODM1 was generally well-tolerated, with no serious adverse events (SAEs), all related treatment emergent adverse events (TEAEs) reported as mild, all non-related TEAEs reported as mild or moderate, and no signs of cumulative toxicity. Such results also demonstrated a mean splicing correction of 7.3%, compared to 6.8% in placebo-treated patients. However, excluding one outlier patient, patients showed a mean splicing correction of 22.9% as the outlier patient exhibited a worsening in splicing correction (70.8%), reducing the overall group mean to 7.3%. Middle finger vHOT in the treatment group in this cohort showed a positive trend of improvement versus a worsening observed in the placebo group with both returning to baseline at the last assessment. The FREEDOM2 study has completed enrollment of the 10 mg/kg dose cohort with seven of eight patients having completed dosing, and we expect to report data from this cohort in November, 2026. Furthermore, based on the review of available safety data from the 10 mg/kg dose cohort of the FREEEDOM2 study, an independent Data and Safety Monitoring Board, or DSMB, recommended advancing the FREEDOM2 trial into the third and highest dose cohort at 12.5 mg/kg; results from the 12.5 mg/kg cohort of FREEDOM2 are expected in the first half of 2027. The DSMB also approved dose escalation in the open-label extension study, or OLE, from 5 mg/kg to 10 mg/kg dosing.

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

On February 5, 2024, we issued and sold 1,000,000 shares of common stock at a purchase price of $10.00 per share under our at-the-market offering program, or ATM program, pursuant to an At-the-Market Equity Offering Sales Agreement, or Sales Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, resulting in net proceeds of $9.9 million. On February 9, 2024, we issued and sold 7,530,000 shares of common stock at a purchase price of $10.635 per share, which was the closing sale price of our common stock on the Nasdaq Global Select Market on February 6, 2024, in an underwritten follow-on offering, or the 2024 Offering. The 2024 Offering resulted in net proceeds of $76.4 million after deducting underwriters' fees of $3.7 million. Net proceeds from the ATM program and 2024 Offering, after deducting underwriters’ fees and costs of the offerings, were $86.3 million. During the six months ended June 30, 2026, the Company sold 237,500 shares of common stock under the Sales Agreement resulting in net proceeds of $1.5 million.

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

We have incurred operating losses in each year since our inception. Our net losses were $35.6 million and $53.3 million for the six months ended June 30, 2026 and June 30, 2025, respectively. As of June 30, 2026, we had cash, cash equivalents, and marketable securities of $117.2 million. As of June 30, 2026, we had an accumulated deficit of $396.7 million. Notwithstanding our decision to cease our research and development efforts in DMD, which we announced on May 28, 2025, we expect our expenses and operating losses will continue as we conduct our ongoing preclinical studies and current and planned clinical trials of PGN-EDODM1, continue our research and development activities, utilize third parties to manufacture our product candidates and related raw materials, hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with an exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs. In addition, we have several development, regulatory and commercial milestone payment obligations under our licensing arrangements. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, current and planned clinical trials, manufacturing campaigns and our expenditures on other research and development activities.

We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our currently planned operations into the fourth quarter of 2027. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which will not be for at least the next several years, if ever. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

The following table (in thousands) summarizes our research and development expenses for the three and six months ended June 30, 2026 and June 30, 2025. The direct external development program expenses reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Our internal resources, personnel and infrastructure are not directly tied to any one research or drug discovery program and are deployed across multiple programs. As such, we do not track internal expenses on a program-specific basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
External expenses:
PGN-EDODM1	$5,783	$4,688	$11,779	$16,396
PGN-EDO51	12	4,582	32	7,998
Other programs and unallocated expenses	136	65	222	435
Total external expense	5,931	9,335	12,033	24,829
Internal expenses:
Personnel-related (including stock-based compensation)	4,735	5,841	9,850	13,312
Facilities and related costs	1,207	1,318	2,417	2,581
Other	649	1,897	1,227	3,047
Total research and development expenses	$12,522	$18,391	$25,527	$43,769

The Phase 1 FREEDOM clinical trial of our investigational drug candidate, PGN-EDODM1, has completed and we continue to conduct the ongoing Phase 2 FREEDOM2 and Open Label Extension clinical trials. On May 28, 2025, we announced that we decided to voluntarily discontinue development of PGN-EDO51 and have recently substantially completed the wind-down of DMD-related research and development activities. Research and development expenses for our lead program can be variable quarter-over-quarter due to the timing of manufacturing campaigns, which are accounted for under the percentage of completion method. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving marketing approval for our remaining clinical stage product candidate or any new product candidates we develop.

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

Other Income (Expense), Net

Interest Income

Interest income consists of interest earned on our cash equivalents and marketable securities.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and June 30, 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and June 30, 2025 (in thousands):

	Three Months Ended June 30,		Period-to-
	2026	2025	Period Change
Operating expenses:
Research and development	$12,522	$18,391	$(5,869)
General and administrative	6,417	5,541	876
Total operating expenses	$18,939	$23,932	$(4,993)
Operating loss	$(18,939)	$(23,932)	$4,993
Other income (expense), net:
Interest income	1,093	842	251
Other (expense) income, net	50	3	47
Total other income, net	1,143	845	$298
Net loss before income tax	$(17,796)	$(23,087)	$5,291
Income tax expense	(16)	—	(16)
Net loss	$(17,812)	$(23,087)	$5,275

Research and Development Expenses

Research and development expenses decreased by $5.9 million from $18.4 million for the three months ended June 30, 2025, to $12.5 million for the three months ended June 30, 2026. This was primarily attributable to a $2.3 million decrease in clinical trial expense as, prior to the discontinuation of our DMD program in late May 2025, we had two programs in clinical trials during part of the second quarter of the prior year. Additionally, there was a $0.7 million charge taken during the second quarter in the prior year for estimated wind-down costs for the two clinical trials for PGN-EDO51. The decrease was additionally driven by a $2.2 million decrease in manufacturing costs related to the timing of manufacturing campaigns, a $1.1 million decrease in personnel-related costs, and a $0.7 million decrease related to a non-cash charge taken during the prior year associated with the impairment of unused lab equipment. These decreases are partially offset by a $0.4 million increase in consulting expense.

General and Administrative Expenses

General and administrative expenses increased by $0.9 million from $5.5 million for the three months ended June 30, 2025, to $6.4 million for the three months ended June 30, 2026. The increase was primarily driven by an increase of $0.7 million in personnel-related costs, including $0.6 million in stock-based compensation expense.

Other Income (Expense), Net

Other income (expense), net was $1.1 million for the three months ended June 30, 2026 and $0.8 million for the three months ended June 30, 2025. Interest income is earned on the Company's cash equivalents and marketable securities.

Income Tax Expense

Income tax expense was $16,000 for the three months ended June 30, 2026 for state taxes on interest income generated from the Company's cash equivalents and marketable securities. Income tax expense was nil for the three months ended June 30, 2025.

Comparison of the Six Months Ended June 30, 2026 and June 30, 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and June 30, 2025 (in thousands):

	Six Months Ended June 30,		Period-to-
	2026	2025	Period Change
Operating expenses:
Research and development	$25,527	$43,769	$(18,242)
General and administrative	12,355	11,484	871
Total operating expenses	$37,882	$55,253	$(17,371)
Operating loss	$(37,882)	$(55,253)	$17,371
Other income (expense), net:
Interest income	2,343	1,964	379
Other expense (income), net	(5)	-	(5)
Total other income, net	$2,338	$1,964	$374
Net loss before income tax	$(35,544)	$(53,289)	$17,745
Income tax expense	(31)	—	(31)
Net loss	$(35,575)	$(53,289)	$17,714

Research and Development Expenses

Research and development expenses decreased by $18.2 million from $43.8 million for the six months ended June 30, 2025, to $25.5 million for the six months ended June 30, 2026. This was primarily attributable to a $11.9 million decrease in manufacturing costs related to the timing of manufacturing campaigns, a $3.5 million decrease in personnel-related costs and a $0.7 million decrease related to a non-cash charge taken during the prior year associated with the impairment of unused lab equipment. The decrease was additionally driven by a $2.6 million decrease in clinical trial expense as, prior to the discontinuation of our DMD program in late May 2025, we had two programs in clinical trials during the first half of the prior year, and there was a $0.7 million charge taken during the second quarter in the prior year for estimated wind-down costs for the two clinical trials for PGN-EDO51. These decreases are partially offset by a $0.5 million increase in consulting expense.

General and Administrative Expenses

General and administrative expenses increased by $0.9 million from $11.5 million for the six months ended June 30, 2025, to $12.4 million for the six months ended June 30, 2026. The increase was primarily driven by an increase of $0.5 million in personnel-related costs.

Other Income (Expense), Net

Other income (expense), net was $2.3 million for the six months ended June 30, 2026 and $2.0 million for the six months ended June 30, 2025. Interest income is earned on the Company's cash equivalents and marketable securities.

Income Tax Expense

Income tax expense was $31,000 for the six months ended June 30, 2026 for state taxes on interest income generated from the Company's cash equivalents and marketable securities. Income tax expense was nil for the six months ended June 30, 2025.

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

On August 8, 2023, we filed a prospectus supplement and entered into the Sales Agreement with Stifel, as sales agent, which provides for the issuance and sale by us of up to $100.0 million of shares of common stock from time to time under the ATM program. On February 5, 2024, we issued and sold 1,000,000 shares of common stock at a purchase price of $10.00 per share under the ATM program, resulting in net proceeds of $9.9 million. During the six months ended June 30, 2026, the Company sold 237,500 shares of common stock under the Sales Agreement resulting in net proceeds of $1.5 million.

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

On May 18, 2026, we filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale of an amount up to $400.0 million in the aggregate of shares of our common stock, preferred stock, debt securities, warrants, and/or units or any combination thereof, which was declared effective on May 21, 2026. Also on May 16, 2026, we filed a prospectus supplement and entered into the Sales Agreement with Stifel, as sales agent, which provides for the issuance and sale by us of up to $100.0 million of shares of common stock from time to time under the ATM program.

Future Funding Requirements

As of June 30, 2026, we had cash, cash equivalents, and marketable securities of $117.2 million. We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our currently planned operations into the fourth quarter of 2027. However, our forecast for the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for the six months ended June 30, 2026 and June 30, 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(34,232)	$(46,531)
Investing activities	(4,975)	32,106
Financing activities	1,453	98
Effect of exchange rate changes on cash	4	(22)
Net decrease in cash, cash equivalents and restricted cash	$(37,750)	$(14,349)

Operating Activities

For the six months ended June 30, 2026, net cash used in operating activities was $34.2 million resulting from our net loss of $35.6 million and changes in our operating assets and liabilities of $5.6 million, partially offset by non-cash adjustments of $6.9 million. The net changes in our operating assets and liabilities were primarily due to a decrease of $4.0 million in accrued expenses. The change was further driven by a decrease in operating lease liabilities of $1.6 million. The non-cash adjustments included $6.2 million of stock-based compensation, $0.6 million of depreciation expense, $1.9 million of amortization and interest accretion on our operating lease, and $1.7 million of amortization of discounts on our marketable securities.

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

Investing Activities

For the six months ended June 30, 2026, net cash used in investing activities was $5.0 million resulting from $81.9 million in purchases of marketable securities partially offset by $77.0 million in maturities of marketable securities.

For the six months ended June 30, 2025, net cash provided by investing activities was $32.1 million resulting from $39.0 million in maturities of marketable securities partially offset by $6.7 million in purchases of marketable securities and $0.2 million in purchases of property and equipment.

Financing Activities

For the six months ended June 30, 2026, net cash provided by financing activities was $1.5 million resulting primarily from proceeds from the sale of shares of common stock under the Sales Agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of June 30, 2026, we had $117.2 million in cash, cash equivalents, and marketable securities, consisting of cash in a readily available checking account and U.S. treasury-backed money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term maturities of our investments, we believe a hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would not have had a material impact on our financial results.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and money market accounts. As of June 30, 2026, our cash and money market accounts were held by three financial institutions in the U.S. At times, our deposits held in the U.S. may exceed the respective insured limits of the Federal Depository Insurance Corporation and Financial Services Compensation Scheme.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

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

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be a party to litigation or subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. As of June 30, 2026, we were not a party to any material legal proceedings.

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

Since inception, we have incurred significant operating losses. Our net losses were $35.6 million and $53.3 million for the six months ended June 30, 2026 and June 30, 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $396.7 million. To date, we have financed our operations primarily with the proceeds raised from the sale of our convertible preferred stock in private placements and common stock in our IPO and our equity offerings in 2024 and 2025, described below. We have devoted substantially all of our financial resources and efforts to research and development activities, manufacturing, business planning, establishing and maintaining our intellectual property portfolio, acquiring and developing product and technology rights, hiring personnel, leasing premises and associated capital expenditures, raising capital, and providing general and administrative support for these operations. We are still in the early stages of development of our programs and currently only have one product candidate advancing into clinical development. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we identify, continue the research and development of, continue preclinical testing and initiate clinical trials of, arrange for the manufacturing of, and potentially seek marketing approval for our product candidates that successfully complete clinical testing. To date, we have completed a Phase 1 clinical trial for PGN-EDODM1, and are conducting a Phase 2 clinical trial as well as an open label extension study for PGN-EDODM1. We will require significant additional funding to advance PGN-EDODM1 beyond the initial FREEDOM2 data readouts in 2026 to sustain our operations. We may be unable to raise additional funds, on favorable terms, if at all. If we are unable to raise such capital when needed, we will need to delay, reduce or terminate some or all planned activities to reduce costs and we may be required to initiate steps to cease operations and settle our liabilities. The failure to obtain sufficient additional funds on commercially acceptable terms to fund our operations and satisfy our obligations to creditors may have a material adverse effect on our business, results of operations and financial condition and jeopardize our ability to continue operations in the near-term.

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

As of June 30, 2026, we had cash, cash equivalents, and marketable securities of $117.2 million. Prior to our IPO in May 2022, we raised aggregate gross proceeds of $133.5 million from the private placement of convertible preferred stock. We raised aggregate gross proceeds of $122.9 million from our IPO. Subsequent to our IPO, in February 2024 we received net proceeds from our ATM program and 2024 Offering, after deducting underwriters' fees and costs of the offerings, of $86.3 million. In September 2025, we completed a follow-on public offering, or the 2025 Offering, which resulted in net proceeds of $107.6 million after deducting underwriters' fees and offering expenses. During the six months ended June 30, 2026, we sold 237,500 shares of common stock under the Sales Agreement resulting in net proceeds of $1.5 million.

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

We commenced operations in 2018, have no products approved for commercial sale and have not generated any revenue from product sales. To date, our operations have been limited to organizing and staffing our company, business planning, executing collaborations, raising capital, licensing, conducting research activities, conducting preclinical studies of our programs and clinical trials of our product candidates, manufacturing drug substance and drug product for our clinical programs, filing and prosecuting patent applications and providing general and administrative support for these operations. We have completed a Phase 1 clinical trial and are conducting a Phase 2 clinical trial as well as an open label extension for PGN-EDODM1. All of our other research programs are paused and, nevertheless, are in the research or preclinical stage of development, and their risk of failure is high. We have not yet demonstrated our ability to successfully complete clinical trials consistently, obtain marketing approvals, manufacture product on a commercial scale or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

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

We are early in our development efforts and have invested our research efforts to date in developing our EDO platform. Until May 2025, we had two product candidates in clinical trials —PGN-EDODM1 for DM1 and PGN-EDO51 for DMD. We have since voluntarily discontinued development of PGN-EDO51 and have substantially completed the wind-down of DMD-related research and development activities. We initiated a Phase 1 clinical trial, designated FREEDOM, for our product candidate, PGN-EDODM1, in December 2023 which was completed earlier this year. We are also conducting a Phase 2 clinical trial, FREEDOM2, in Canada, the U.K, South Korea, Australia and New Zealand, which has concluded dosing of the 5 mg/kg cohort with seven of eight patients having completed dosing in the 10 mg/kg cohort.

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

Commencing clinical trials in the U.S. is subject to authorization by the FDA of an IND and finalizing the trial design based on discussions with the FDA and other regulatory authorities. In the event that the FDA requires us to complete additional preclinical studies, or we are required to satisfy other FDA or other regulator requests prior to commencing clinical trials, the start of our clinical trials may be delayed. For instance, in May 2023, we announced that FDA had placed a clinical hold on our planned Phase 1 FREEDOM clinical trial of PGN-EDODM1 in the U.S. We submitted a response to the FDA and in October 2023, we announced that the FDA had lifted the clinical hold, allowing us to initiate FREEDOM in the U.S. However, in March 2026, we announced that we received notice of a partial clinical hold from the FDA based on previously submitted preclinical pharmacology and toxicology studies and we continue to work with the FDA to address questions raised by the FDA as quickly as possible. We may not be able to resolve the issues related to such partial clinical hold in a timely manner, or at all, which may negatively impact the PGN-EDODM1 program, including the FREEDOM2 enrollment timelines. Furthermore, in the future, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence any clinical trial, including our FREEDOM2 study of PGN-EDODM1, or disagree with or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect. There are equivalent processes and risks applicable to CTAs in other countries, including Canada and countries in Europe. Moreover, regulatory authorities in other countries could request that we pause dosing or further enrollment in one or more of our ongoing studies based in whole or in part on a clinical hold or partial clinical hold in the U.S.

Commercialization of our product candidates will require preclinical and clinical development; regulatory approval; manufacturing supply, capacity and expertise; a commercial organization; and significant marketing efforts. The success of our current and future product candidates will depend on many factors, including the following:

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

Clinical trials may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses, and earlier results, both preclinical and clinical, may not be indicative of future clinical trial results. For example, in the case of PGN-EDO51, our product candidate for DMD, based on the levels of dystrophin protein measured in the 10 mg/kg cohort of CONNECT1, despite a favorable emerging safety profile, we decided to voluntarily discontinue development of PGN-EDO51 and have substantially completed the wind-down of DMD-related research and development activities, including our research efforts in DMD relating to exons 44, 45 and 53. Even if our clinical trials are successful, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance, varying interpretations of clinical data or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.

Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support clearance of our INDs, CTAs and other similar regulatory filings. We cannot be certain if the outcome of our preclinical studies and clinical trials will ultimately support further development of our product candidates, as was the case with PGN-EDO51 or future programs, or future regulatory approval and commercialization. Although we have completed a Phase 1 trial and are conducting a Phase 2 clinical trial of our second candidate, PGN-EDODM1, we cannot be certain of the outcome of our preclinical testing, and clinical studies for PGN-EDODM1 or any of our other product candidates and cannot predict whether the FDA, or comparable foreign regulatory authorities will accept our proposed clinical program for PGN-EDODM1, or whether the outcome of our preclinical testing and clinical studies will ultimately support the further development of PGN-EODM1 or any other product candidates we may develop. Conducting preclinical testing is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity and novelty of the program, and often can be several years or more per program. In addition, the progress and timing of our preclinical studies, including pharmacology and toxicology studies, may be impacted by the limited supply of NHPs needed for such studies. As a result, we cannot be sure that we will be able to submit INDs, CTAs and other similar regulatory filings for our programs on the timelines we expect, if at all, and we cannot be sure that submission of such regulatory filings will result in the FDA, competent authorities of the EU member states, or comparable foreign regulatory authorities allowing clinical trials to begin, including in the case of our FREEDOM2 clinical study for PGN-EDODM1. For example, in March 2026, we announced that we received notice of a partial clinical hold from the FDA based on previously submitted preclinical pharmacology and toxicology studies. We are committed to working with the FDA to address their questions; however, we may not be able to resolve the issues related to such partial clinical hold in a timely manner, or at all, which may negatively impact the PGN-EDODM1 program, including the FREEDOM2 enrollment timelines. Furthermore, in May 2023, we announced that we received a clinical hold notice from the FDA regarding our IND application to initiate our Phase 1 FREEDOM study, and in June 2023, we provided an update on our plans with respect to this program. In October 2023, we announced that the FDA lifted the clinical hold on our Phase 1 FREEDOM study, allowing this study to proceed in the U.S.

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

We are in the early stages of our programs and have completed a Phase 1 clinical trial and are conducting a Phase 2 clinical trial for our PGN-EDODM1 product candidate. We reported data from three cohorts of our Phase 1 trial, and from one cohort of our Phase 2 trial of PGN-EDODM1, but we have not completed IND- or CTA-enabling activities or advanced any other product candidates (except PGN-EDO51) into clinical development. As a result, our belief in the capabilities of our platform is based on early research, preclinical studies, and early data from our early-stage studies and clinical trials. However, the results of preclinical studies may not be predictive of the results of later preclinical studies or clinical trials, and the results of any early-stage clinical trials may not be predictive of the results of later clinical trials. For example, since PGN-EDO51 did not achieve target dystrophin levels in the CONNECT1 trial, we made the decision to discontinue development of our DMD programs.

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

If PGN-EDODM1, or any of our future product candidates, cause undesirable side effects or have other unexpected adverse properties, such side effects or properties could delay or prevent the initiation or completion of clinical trials, prejudice regulatory approval, limit the commercial potential of such candidate or result in significant negative consequences following any potential marketing approval.

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

For example, following the recent unblinding of the single-ascending dose portion of the FREEDOM trial, analysis of a kidney safety composite measure biomarker was conducted, and, at the 10 and 15 mg/kg dose levels, transient biomarkers associated with tubular insult were noted, as well as the observation of a DLT being identified at the 15 mg/kg dose level. Furthermore, we continue to observe transient increases in albuminuria in certain patients. Although these laboratory findings resolved without medical treatment or intervention and were not associated with clinical symptoms, the clinical significance of these findings is not yet fully understood. As we continue dose escalation and multi-dose administration in the FREEDOM2 study, with seven of eight patients having completed dosing doses in the 10 mg/kg cohort, we are monitoring safety results, including continuing to note transient increases in certain kidney function biomarkers, with a goal of determining the optimal dose in multi-dose cohorts in future clinical studies. Accordingly, we may observe additional renal effects, including more pronounced or persistent laboratory abnormalities, clinically symptomatic renal events, or other safety signals as the study continues. Given the stage of clinical development of PGN-EDODM1, there can be no assurance that PGN-EDODM1 will not cause undesirable side effects in patients with further dosing and dose escalation, including, for example, safety events similar to those observed in our studies with PGN-EDO51. If such events occur, we may be required to modify, suspend, or terminate clinical trials, reduce dosing, implement additional monitoring, or conduct additional preclinical studies, which could delay development, increase costs, or adversely affect the commercial prospects of PGN-EDODM1.

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

We conducted our first clinical trial in Canada, and we intend to continue to conduct one or more of our subsequent clinical trials for our product candidates outside the U.S., including our FREEDOM and FREEDOM2 clinical trials, each of which has or will have sites in multiple countries outside of the U.S. Currently, there are no U.S. sites opened in the FREEDOM2 due to the partial clinical hold of the FREEDOM2 trial in the U.S . Although the FDA may accept data from clinical trials conducted outside the U.S., acceptance of this data is subject to certain conditions imposed by the FDA. Where data from foreign clinical trials are intended to serve as the basis for marketing approval in the U.S., the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. For studies that are conducted only at sites outside of the U.S. and not subject to an IND, the FDA generally does not provide advance comment on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical trial was inadequate, and require us to conduct additional clinical trials. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. There can be no assurance the FDA will accept data from clinical trials conducted outside of the U.S. If the FDA does not accept data from our clinical trials of our product candidates, we would likely need to conduct additional clinical trials, which would be costly and time consuming and delay or permanently halt our development of our product candidates. Additionally, recent policy proposals in the U.S., if enacted in the future, may make acceptance by the FDA or inclusion in a marketing application of foreign data more difficult or costly.

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

Risks Related to Our Dependence on Third Parties

We rely, and expect to continue to rely, on third parties to conduct some or all aspects of our product manufacturing, research and preclinical and clinical testing, and these third parties may not perform satisfactorily. If we need to replace one or more of these third parties, our development plans may be significantly delayed and we may expend more funds than currently planned.

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

Finally, in December 2025, the National Defense Authorization Act for Fiscal Year 2026, or the NDAA, was enacted, which includes Section 851, commonly referred to as the “BIOSECURE Act.” The BIOSECURE Act restricts U.S. government agencies from procuring biotechnology equipment or services from, or entering into contracts with, entities that use biotechnology equipment or services from, designated “biotechnology companies of concern,” or BCCs, and from expending federal loan or grant funds for such equipment or services. We currently rely on third-party contract manufacturing organizations and other vendors located outside the United States, including WuXi AppTec which operates in China and manufactures our active pharmaceutical ingredient, or API, for PGN-EDODM1. While none of our vendors are currently listed as a BCC, in June 2026, WuXi AppTec was added to the Department of Defense’s Section 1260H list of Chinese military companies, which is one of two statutory pathways to BCC designation under the BIOSECURE Act; this means that WuXi AppTec is expected to be included in OMB’s initial BCC list, due no later than December 2026. WuXi AppTec has publicly challenged its 1260H designation, and that challenge remains pending. If our current or future vendors with which we work are designated as BCCs in the future, or if our collaborators, customers, investors, or future commercial partners become subject to BIOSECURE-related restrictions as a result of their relationships with such vendors, we could be required to terminate or restructure existing arrangements, transition manufacturing or other services to alternative suppliers, or delay or suspend development activities, subject to a grace period of 5 years during which time a company could continue to work with such restricted vendor. Although we currently have ongoing workstreams to secure a secondary source supplier of our API, any such transition could involve significant cost, operational complexity, regulatory risk, and delays, and alternative suppliers may not be available on acceptable terms or at all.

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

Many of the suppliers for components and materials used in our product candidates, including the manufacturer for active pharmaceutical ingredient and finished product for PGN-EDODM1, are single-sourced. We cannot ensure that these suppliers or service providers will remain in business, have sufficient capacity or supply to meet our needs or that they will not be purchased by one of our competitors or another company that is not interested in continuing to work with us. Our use of single-source suppliers of raw materials, components, key processes, active pharmaceutical ingredients and finished goods could expose us to several risks, including disruptions in supply, price increases or late deliveries. There are, in general, relatively few alternative sources of supply for substitute components. These vendors may be unable or unwilling to meet our future demands for our clinical trials or commercial sales. Establishing additional or replacement suppliers for these components, materials and processes could take a substantial amount of time and it may be difficult to establish replacement suppliers who meet regulatory requirements. Any disruption in supply from any single-source supplier or service provider could lead to supply delays or interruptions which would damage our business, financial condition, results of operations and prospects.

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

Although we completed a Phase 1 clinical trial for PGN-EDO51 a, completed a Phase 1 clinical trial for PGN-EDODM1, and have a Phase 2 clinical trial ongoing for PGN-EDODM1, we have not completed any additional clinical trials, and have limited experience as a company in preparing, submitting and prosecuting regulatory filings. In addition, we have had limited interactions with the FDA, the EMA and comparable foreign regulatory authorities and cannot be certain how many clinical trials of PGN-EDODM1, or any other product candidates will be required or how such trials should be designed. The FDA has previously provided feedback on our clinical trials for PGN-EDODM1. We may be unable to efficiently execute and complete necessary clinical trials for our product candidates in a way that leads to regulatory submission and approval of any of our product candidates, including potentially any accelerated approval. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our current or planned clinical trials, could prevent us from or delay us in submitting NDAs for and commercializing our product candidates.

We plan to seek approval from the FDA or comparable foreign regulatory authorities, where applicable, under accelerated approval pathways. We may fail to obtain approval under such accelerated approval pathways. Moreover, these pathways may not lead to a faster development, regulatory review or approval process and do not increase the likelihood that our product candidates will receive marketing approval.

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

Prior to seeking accelerated approval for PGN-EDODM1, we intend to seek feedback from the FDA or similar foreign regulatory authorities and will otherwise evaluate our ability to seek and receive accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA or similar application for accelerated approval or any other form of expedited development or review. Similarly, there can be no assurance that after subsequent FDA or similar foreign regulatory authorities feedback we will continue to pursue or apply for accelerated approval or any other form of expedited development or review, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or other expedited development or review, there can be no assurance that such submission or application will be accepted or that any expedited development or review will be granted on a timely basis, or at all, due, for example, to the fact that there may be newly approved therapeutic products on the market addressing DM1 at the time of submission of our application. The FDA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development or review for PGN-EDODM1 or any other product candidates would result in a longer time period to commercialization of such product candidate, would increase the cost of development of such product candidate, and would harm our competitive position in the marketplace.

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

The process of obtaining marketing approvals, both in the U.S. and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Of the large number of products in development, only a small percentage successfully complete the FDA, EMA or foreign regulatory approval processes and are commercialized. Even if our product candidates demonstrate safety and efficacy in clinical trials, the regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. In February 2026, the former FDA Commissioner publicly indicated that a single adequate and well-controlled pivotal clinical trial supported by confirmatory evidence would be the FDA’s default standard moving forward for novel products, rather than two such trials; this statement was not a formal agency action. In June 2026, FDA issued revised draft guidance clarifying how sponsors can rely on one scientifically rigorous adequate and well-controlled clinical investigation with confirmatory evidence to satisfy the statutory substantial evidence of effectiveness standard. Additionally, in July 2026, in response to congressional inquiries, FDA indicated that informal statements, issued through journals or means other than formal notice and comment rule-making, are not reflective of official FDA policy and should not be interpreted as regulatory guidance. FDA retains broad discretion to require additional clinical data for any product candidate, including a second adequate and well-controlled clinical trial. The FDA, the EMA and comparable foreign regulatory authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Moreover, the U.S. Supreme Court’s July 2024 decision to overturn prior established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which FDA’s regulations, policies, and decisions may become subject to increasing legal challenges, delays, and/or changes. If we experience delays in obtaining approval or if we fail to obtain approval of our product candidates, the commercial prospects for those product candidates may be harmed, and our ability to generate revenues will be materially impaired.

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

If the FDA determines that a product candidate offers a treatment for a serious or life-threatening condition and, if approved, the product would provide a significant improvement in safety or effectiveness, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review and take action on a marketing application for a new molecular entity is six months, rather than the standard review period of ten months. We may request priority review for our product candidates. The FDA has broad discretion with respect to whether or not to grant priority review status to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily result in an expedited regulatory review or approval process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or at all.

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

The FDA, the EMA or a comparable foreign regulatory authority may not approve our current product candidate or any new product candidates derived from our platform. However, if the FDA, EMA or comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and record keeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, conformance with applicable product tracking and tracing requirements, establishment registration and listing, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing studies, and surveillance to monitor the safety and efficacy of the product. Additionally, under FDORA, sponsors of approved drugs and biologics must provide six months’ notice to the FDA of any changes in marketing status, or for discontinuing or interrupting supply of certain drugs, including the withdrawal of a drug, and failure to do so could result in a letter citing such failure to comply and public posting of such letter and redacted company response which could damage the company’s reputation. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

Disruptions at the FDA and other federal agencies, including substantial leadership departures, personnel cuts, and policy changes, may also slow the time necessary for proposed clinical studies to obtain clearance or new drugs to be reviewed and/or approved, which could harm our business. Changes and cuts in FDA staffing have been reported as resulting in delays in the FDA’s responsiveness or in its ability to review submissions or marketing applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.

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

With the current administration, there have been numerous legislative and regulatory changes, and there continues to be substantial uncertainty as to the extent and manner in which the Trump administration will continue to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Additionally, the administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment in which to pursue the development of new therapeutic candidates. Also, state governments may seek to address or react to changes at the federal level with changes to their regulatory frameworks in a manner that could impact our operations.

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

In addition, the Trump Administration and Congress are pursuing a multi-pronged strategy to reduce U.S. drug prices through most-favored-nation (“MFN”) pricing, which would tie U.S. drug prices to the lowest prices paid in comparable developed countries. This includes the May 12, 2025 Executive Order directing HHS to communicate MFN price targets to manufacturers, voluntary MFN pricing agreements entered into between the Administration and all 17 targeted manufacturers (which include commitments to Medicaid price parity, MFN pricing on new product launches, and participation in TrumpRx.gov in exchange for tariff relief and regulatory benefits), CMS’s proposed mandatory GLOBE (Medicare Part B) and GUARD (Medicare Part D) payment models that would impose incremental rebate obligations on manufacturers of qualifying single-source drugs, and a voluntary Medicaid MFN model (GENEROUS). Legislative proposals, including the Most Favored Patient Act introduced in March 2026, seek to codify these initiatives into federal law. It is unclear whether and to what extent these proposals will be implemented or survive legal challenge, and a similar MFN model finalized during the first Trump Administration was halted by federal courts and subsequently rescinded for procedural reasons; however, MFN pricing policy represents a significant and evolving uncertainty that could materially adversely affect our pricing strategy, revenue, and ability to commercialize our product candidates, if approved.

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

We are exposed to the risk of fraud or other misconduct by our employees, consultants and partners, and in our clinical trials, our principal investigators. Misconduct by these parties could include intentional or unintentional failures to comply with FDA regulations or the regulations applicable in the EU and other jurisdictions, provide accurate information to the FDA, the European Commission and other regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the U.S. and abroad, report financial information or data accurately, or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct also could involve the improper use of information obtained in the course of clinical trials or interactions with the FDA, the European Commission and other regulatory authorities, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition, results of operations and prospects, including the imposition of significant fines or other sanctions.

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

We expect to face competition from existing products and product candidates in development for our programs. For our sole clinical-stage product candidate, PGN-EDODM1, there are currently no approved therapies to treat the underlying cause of the disease. Pipeline candidates currently in development to treat DM1 include several approaches that target DMPK RNA. These include AOC 1001, an antibody linked siRNA in Phase 3 clinical development by Avidity Biosciences, Inc., or Avidity, which has been acquired by Novartis; DYNE-101, an antibody conjugated antisense oligonucleotide in Phase 2 clinical development by Dyne, with an ongoing registrational expansion cohort reportedly intended to support a potential submission for accelerated approval in the U.S. and a recently initiated confirmatory Phase 3 clinical trial; VX-670, a peptide conjugated PMO in Phase 2 originally developed by Entrada Therapeutics, Inc., or Entrada, and Vertex; and ARO-DM1, a conjugated siRNA in Phase 1/2 clinical development by Sarepta, originally developed by Arrowhead Pharmaceuticals, Inc., or Arrowhead. There are additional approaches under development such as ATX-01, a microRNA that modulates expression of MBNL1 by Arthex Biotech S.L., that is in Phase 1/2a clinical development. Another small molecule, tideglusib, which is a GSK3-ß inhibitor is in clinical development by AMO for the congenital phenotype of DM1.

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

We will also compete more generally with other companies developing alternative scientific and technological approaches, including other companies working to develop conjugates with oligonucleotides for extra-hepatic delivery, including Alnylam Pharmaceuticals, Inc., Aro Biotherapeutics Co., Arrowhead, Avidity (which has been acquired by Novartis), Dicerna Pharmaceuticals, Inc. (acquired by Novo Nordisk), Dyne, Entrada, Ionis Pharmaceuticals, Inc., PYC Therapeutics Limited and Sarepta, as well as gene therapy and gene editing approaches.

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

Factors that may inhibit our efforts, or third-party efforts, to commercialize our products include:

•
ability to recruit, train and retain adequate numbers of effective sales, marketing, coverage or reimbursement, customer service, medical affairs and other support personnel;
•
ability of sales personnel to educate adequate numbers of physicians on the benefits of any future products;
•
ability of reimbursement professionals to negotiate arrangements for formulary access, reimbursement and other acceptance by payors;

•
ability to price our future products, if approved, at a sufficient price point to ensure an adequate and attractive level of profitability;
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

Our success depends in large part on our and our licensors’ ability to obtain and maintain patent and other intellectual property protection in the U.S. and other jurisdictions. We and our licensors have sought, and will seek, to protect our proprietary position by filing additional patent applications in the U.S. and abroad related to certain technologies and our platform that are important to our business. However, our patent portfolio is at a somewhat early stage; we do not own any patents and there are 36 issued patents, which we in-licensed from Oxford University Innovation Limited, or OUI, and the Medical Research Council of United Kingdom Research and Innovation, or MRC, and substantive examination of many of the currently pending patent applications we own or license has yet to begin or is in early stage prosecution. In addition, there can be no assurance as to whether or when our patent applications will issue as granted patents. Our ability to stop third parties from making, using, selling, marketing, offering to sell, importing and commercializing our product candidates and our technology is dependent upon the extent to which we have rights under valid and enforceable patents and other intellectual property that cover our platform and technology. If we are unable to secure, maintain, defend and enforce patents and other intellectual property with respect to our product candidates and our technology, it would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

As of June 30, 2026, we had 57 full-time employees. As our development progresses including possibly commencing a pivotal Phase 3 clinical study and related NDA filing for PGN-EDODM1, we expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs and, if any product candidate receives marketing approval, sales, marketing, distribution and coverage and reimbursement capabilities. To manage our potential future growth, we must continue to implement and improve our managerial, operational and financial systems, and continue to recruit and train necessary qualified personnel and longer-term, may need to expand our facilities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

In July 2026, the United States imposed significant tariffs ranging from 10% to 12.5% on virtually all imports to the United States and has also imposed significantly higher rates targeting to certain imports in select industries, including certain pharmaceuticals. In response, several countries have enacted retaliatory measures, and the situation remains unpredictable. Current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with active pharmaceutical ingredients (APIs), raw materials, laboratory equipment and research materials and other components used in the development and manufacturing of our product candidates which may be subject to such tariffs.

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

Based upon our common stock outstanding as of June 30, 2026, our executive officers, directors, greater than five percent shareholders and their affiliates beneficially own approximately 47.7% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, even though some of these persons or entities may have interests that are different than those of yours. For example, these stockholders, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of substantially all of our assets.

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

As a company that carries out extensive research and development activities, we sought to benefit from the U.K. research and development tax relief programs, being the Small and Medium-sized Enterprises R&D tax relief program, or SME Program, and, to the extent that our projects are grant funded or relate to work subcontracted to the company by third parties, the Research and Development Expenditure Credit program, or RDEC Program. Under the SME Program, we may be able to surrender the trading losses that arise from our qualifying research and development activities for a cash rebate of approximately 33.4% of the surrenderable losses. The majority of our research and development activities during 2021 were eligible for inclusion within these tax credit cash rebate claims. We may not be able to continue to claim payable research and development tax credits in the future if we cease to qualify as an SME, based on size criteria concerning employee headcount, turnover and gross assets or if we no longer conduct qualifying research and development activities through our wholly-owned subsidiary PepGen Limited. The U.K. Finance Act of 2021 introduced a cap on payable credit claims under the SME Program in excess of £20,000 with effect from April 2021 by reference to, broadly, three times the total PAYE and NICs liability of the company, subject to an exception which prevents the cap from applying. That exception requires the company to be creating, taking steps to create or managing intellectual property, as well as having qualifying research and development expenditure in respect of connected parties which does not exceed 15% of the total qualifying expenditure. If such exception does not apply, this could restrict the amount of credit that we are able to claim. For the six months ended June 30, 2026, our research and development tax credits from the U.K. government were not material as the intellectual property was transferred from our wholly-owned U.K. subsidiary, PepGen Limited, to the parent company, PepGen Inc. in January 2022.

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

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the second quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

PEPGEN INC.

Date: August 6, 2026	By:	/s/ James McArthur
James McArthur
Chief Executive Officer

Date: August 6, 2026	By:	/s/ Noel Donnelly
Noel Donnelly
Chief Financial Officer