Form 10-Q
period 2026-09-30
PepGen Inc.
filed 2026-11-10
CIK 1835597

4

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 4, 2026, the registrant had 69,261,282 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PEPGEN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$21,957	$60,514
Marketable securities	82,848	87,942
Prepaid expenses and other current assets	2,761	2,507
Total current assets	$107,566	$150,963
Property and equipment, net	1,102	1,903
Operating lease right-of-use asset	17,296	19,121
Restricted cash	1,548	1,548
Other assets	265	372
Total assets	$127,777	$173,907
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,906	$822
Accrued expenses	7,197	8,637
Operating lease liability	3,258	3,187
Total current liabilities	$12,361	$12,646
Operating lease liability, net of current portion	12,350	13,817
Total liabilities	$24,711	$26,463
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock	$—	$—
Common stock	7	7
Additional paid-in capital	519,305	508,544
Accumulated other comprehensive (loss) income	(162)	11
Accumulated deficit	(416,084)	(361,118)
Total stockholders’ equity	$103,066	$147,444
Total liabilities and stockholders’ equity	$127,777	$173,907

See accompanying notes to unaudited condensed consolidated financial statements.

PEPGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$14,476	$13,423	$40,002	$57,192
General and administrative	5,907	5,231	18,262	16,715
Total operating expenses	$20,383	$18,654	$58,264	$73,907
Operating loss	$(20,383)	$(18,654)	$(58,264)	$(73,907)
Other income (expense):
Interest income	1,005	634	3,348	2,598
Other expense, net	—	(6)	(6)	(6)
Total other income, net	1,005	628	3,342	2,592
Net loss before income tax	$(19,378)	$(18,026)	$(54,922)	$(71,315)
Income tax expense	(13)	—	(44)	—
Net loss	$(19,391)	$(18,026)	$(54,966)	$(71,315)
Net loss per share, basic and diluted	$(0.28)	$(0.52)	$(0.79)	$(2.14)
Weighted-average common shares outstanding, basic and diluted	69,260,353	34,362,876	69,185,230	33,268,264
Other comprehensive loss:
Cumulative translation adjustment arising during the period	$—	$—	$—	$(1)
Unrealized (loss) gain on marketable securities	(45)	18	(173)	(47)
Comprehensive loss	$(19,436)	$(18,008)	$(55,139)	$(71,363)

See accompanying notes to unaudited condensed consolidated financial statements.

PEPGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive (Loss)	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2025	68,874,944	$7	$508,544	$11	$(361,118)	$147,444
Issuance of common stock from At-the-Market Sales Agreement, net of underwriters' fees	237,500	—	1,507	—	—	1,507
Vesting of restricted stock units	52,666	—	—	—	—	—
Exercise of stock options	2,848	—	7	—	—	7
Stock-based compensation expense	—	—	2,855	—	—	2,855
Unrealized loss on marketable securities	—	—	—	(70)	—	(70)
Net loss	—	—	—	—	(17,763)	(17,763)
Balance as of March 31, 2026	69,167,958	$7	$512,913	$(59)	$(378,881)	$133,980
Issuance of stock under the employee stock purchase plan	86,114	—	110	—	—	110
Vesting of restricted stock units	5,445	—	—	—	—	—
Stock-based compensation expense	—	—	3,313	—	—	3,313
Unrealized loss on marketable securities	—	—	—	(58)	—	(58)
Net loss	—	—	—	—	(17,812)	(17,812)
Balance as of June 30, 2026	69,259,517	$7	$516,336	$(117)	$(396,693)	$119,533
Exercise of stock options	1,538	—	4	—	—	4
Stock-based compensation expense	—	—	2,965	—	—	2,965
Unrealized loss on marketable securities	—	—	—	(45)	—	(45)
Net loss	—	—	—	—	(19,391)	(19,391)
Balance as of September 30, 2026	69,261,055	$7	$519,305	$(162)	$(416,084)	$103,066

Balance as of December 31, 2024	32,619,663	$3	$390,057	$23	$(271,463)	$118,620
Vesting of restricted stock units	101,280	—	—	—	—	—
Stock-based compensation expense	—	—	3,432	—	—	3,432
Unrealized loss on marketable securities	—	—	—	(44)	—	(44)
Cumulative translation adjustment arising during the period	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(30,202)	(30,202)
Balance as of March 31, 2025	32,720,943	$3	$393,489	$(22)	$(301,665)	$91,805
Issuance of stock under the employee stock purchase plan	78,781	—	98	—	—	98
Stock-based compensation expense	—	—	2,363	—	—	2,363
Unrealized loss on marketable securities	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	(23,087)	(23,087)
Balance as of June 30, 2025	32,799,724	$3	$395,950	$(43)	$(324,752)	$71,158
Issuance of stock in public offering, net of underwriters' fees and issuance costs	35,937,500	4	107,582	—	—	107,586
Exercise of stock options	10,000	—	27	—	—	27
Stock-based compensation expense	—	—	2,377	—	—	2,377
Unrealized gain on marketable securities	—	—	—	18	—	18
Net loss	—	—	—	—	(18,026)	(18,026)
Balance as of September 30, 2025	68,747,224	$7	$505,936	$(25)	$(342,778)	$163,140

See accompanying notes to unaudited condensed consolidated financial statements.

PEPGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(54,966)	$(71,315)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	812	1,061
Stock-based compensation expense	9,133	8,172
Amortization and interest accretion related to operating lease	2,811	2,811
Amortization of premiums and accretion of discounts on marketable securities, net	(2,593)	(1,441)
Impairment of long-lived assets	—	701
Changes in operating assets and liabilities:
Prepaids and other current and non-current assets	114	1,028
Accounts payable	1,104	(971)
Accrued expenses and other non-current liabilities	(1,440)	(3,523)
Operating lease liabilities, current and non-current	(2,382)	(2,313)
Net cash used in operating activities	$(47,407)	$(65,790)
Cash flows from investing activities:
Purchases of property and equipment	(30)	(265)
Purchases of marketable securities	(100,487)	(6,726)
Maturities of marketable securities	108,000	58,000
Net cash provided by investing activities	7,483	51,009
Cash flows from financing activities:
Issuance of common stock from At-the-Market Sales Agreement, net of underwriters' fees	1,511	—
Issuance of common stock in public offering, net of underwriters' fees	—	108,100
Payment of offering costs	(265)	(75)
Proceeds from employee equity plans	121	125
Net cash provided by financing activities	$1,367	$108,150
Effect of exchange rate changes on cash	—	(15)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(38,557)	$93,354
Cash, cash equivalents and restricted cash at beginning of period	62,062	50,969
Cash, cash equivalents and restricted cash at end of period	$23,505	$144,323
Components of cash, cash equivalents and restricted cash
Cash and cash equivalents	$21,957	$142,775
Restricted cash	1,548	1,548
Total cash, cash equivalents and restricted cash at end of period	$23,505	$144,323
Supplemental disclosure of cash flow information
Cash paid for taxes	$49	$86
Deferred offering costs in accounts payable and accrued expenses	—	386

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

Liquidity

Since inception, the Company has not generated any revenue from product sales or other sources and has incurred significant operating losses and negative cash flows from operations. The Company’s primary uses of cash, cash equivalents, and marketable securities to date have been funding research and development activities, business planning, establishing and maintaining the Company’s intellectual property portfolio, hiring personnel, leasing premises and associated capital expenditures, raising capital, and providing general and administrative support for these operations. As of September 30, 2026, the Company had an accumulated deficit of $416.1 million. To date, the Company has funded operations primarily through private placements of convertible preferred stock, the sale of shares of common stock in its initial public offering, or IPO, the sale of shares of common stock under its At-the-Market Equity Offering Sales Agreement, or Sales Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, and through the sale of shares of common stock in follow-on public offerings in February 2024, referred to as the 2024 Offering, and in September 2025, referred to as the 2025 Offering. As of September 30, 2026, the Company had cash, cash equivalents, and marketable securities of $104.8 million.

The Company believes that its cash, cash equivalents, and marketable securities as of September 30, 2026, will be sufficient to fund its currently planned operations for at least the next 12 months from the issuance of these condensed consolidated financial statements.

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

The condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of September 30, 2026, and results of operations for the interim periods ended September 30, 2026 and September 30, 2025.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the years ended December 31, 2025 and 2024, and the notes thereto, included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2025.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2025 included in the Annual Report on Form 10-K for the year ended December 31, 2025. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies.

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

3. Fair Value Measurements

The following tables present information about the Company’s financial assets that have been measured at fair value as of September 30, 2026 and December 31, 2025, and indicate the fair value of the hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. All instruments held by the Company are Level 1. The following tables set forth marketable securities as of September 30, 2026 and December 31, 2025 (in thousands):

	As of September 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
U.S. Treasury notes	82,982	—	(134)	82,848
Total	$82,982	$—	$(134)	$82,848

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Total
U.S. Treasury notes	87,903	39	—	87,942
Total	$87,903	$39	$—	$87,942

The following tables set forth the fair value of the Company’s financial assets measured at fair value on a recurring basis and indicate the level within the fair value hierarchy utilized to determine such values as of September 30, 2026 and December 31, 2025 (in thousands):

	As of September 30, 2026
	Total	Level 1
Cash Equivalents:
U.S. Treasury-backed money market funds	$19,042	$19,042
Marketable Securities:
U.S. Treasury notes	82,848	82,848
Total	$101,890	$101,890

	As of December 31, 2025
	Total	Level 1
Cash Equivalents:
U.S. Treasury-backed money market funds	$58,147	$58,147
Marketable Securities:
U.S. Treasury notes	$87,942	$87,942
Total	$146,089	$146,089

Money market funds are highly liquid investments that are valued based on quoted market prices in active markets, which represent a Level 1 measurement within the fair value hierarchy. These money market funds are classified on the consolidated balance sheets under cash and cash equivalents.

The following table summarizes the scheduled maturity for the Company's marketable securities for the period presented (in thousands):

September 30, 2026
Maturing in one year or less	$82,848
Total	$82,848

4. Property and Equipment, Net

The cost and accumulated depreciation of property and equipment were as follows (in thousands):

	September 30, 2026	December 31, 2025
Lab equipment	$4,035	$4,035
Computer and office equipment	1,789	1,759
Construction in progress	—	20
Total property and equipment	5,824	5,814
Less: accumulated depreciation	(4,722)	(3,911)
Total property and equipment, net	$1,102	$1,903

Depreciation expense was $0.2 million and $0.3 million for the three months ended September 30, 2026 and September 30, 2025, respectively. Depreciation expense was $0.8 million for the nine months ended September 30, 2026 and $1.1 million for the nine months ended September 30, 2025.

During the second quarter of 2025, the Company also took $0.7 million in non-cash charges to research and development and general and administrative expense, associated with the impairment of unused lab equipment and computer and office equipment.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Employee-related expenses	$3,542	$4,663
Research and development expenses	2,225	2,993
Professional services	1,224	779
Other	206	202
Total accrued expenses	$7,197	$8,637

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

The Company could be required to make milestone payments to the Licensors upon achievement of certain patent and commercial milestones related to the patents and commercialization of certain of the Company’s product candidates. The aggregate potential milestone payments are $0.1 million. In 2024, the Company paid the Licensors a patent procurement milestone of £10,000, adjusted per the retail price index under the terms of the License Agreement. The Company also agreed to pay the Licensors low single digit royalties on net sales of any licensed products that are commercialized by the Company in excess of a threshold amount between £20 million and £30 million ($26.5 million and $39.7 million as of September 30, 2026), subject to certain adjustments. The term of the License Agreement continues until the later of (i) the date on which all the patents and patent applications covered thereunder have been abandoned or allowed to lapse or expired or been rejected or revoked or (ii) 20 years from the date of the original license agreement.

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

Oxford Science Enterprises, or OSE, which is an affiliate of OUI, owned 7.2% of the Company’s outstanding common stock as of September 30, 2026.

RA Capital Management, L.P.

Entities affiliated with RA Capital Management, L.P., or RA Capital, purchased common stock in the Company’s IPO in May 2022, the Company’s 2024 Offering in February 2024, and the Company’s 2025 Offering in September 2025. As of September 30, 2026, entities affiliated with RA Capital owned 29.0% of the Company’s outstanding common stock.

Two members of the Company’s board of directors, Dr. Joshua Resnick and Habib Dable, are affiliated with RA Capital. Pursuant to the governing legal documents of RA Capital, Dr. Resnick is obligated to transfer any cash compensation from the Company to RA Capital. Fees paid in cash for Dr. Resnick's service on the Company's board of directors were paid directly to RA Capital and are included within general and administrative expense on the consolidated statement of operations. The Company paid $10,000 and $11,000 for the three months ended September 30, 2026 and 2025, respectively, and $32,000 and $35,000 for the nine months ended September 30, 2026 and 2025, respectively, to RA Capital for Dr. Resnick’s service on the board of directors.

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

Other

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, the Company agrees to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, including in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third-party with respect to the Company’s products. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of September 30, 2026. The Company does not anticipate recognizing any significant losses relating to these arrangements. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements may be unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

8. Stockholders’ Equity

Under the Third Amended and Restated Certificate of Incorporation, dated May 10, 2022, as amended on June 20, 2024, as currently in effect, the Company has the authority to issue a total of 500,000,000 shares of common stock (par value of $0.0001 per share) and 10,000,000 shares of undesignated preferred stock (par value of $0.0001 per share). Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. The Company has never declared or paid cash dividends.

The Company has reserved shares of common stock for issuance, on an as-converted basis, as follows:

	September 30, 2026	December 31, 2025
Stock options	7,995,891	5,970,707
Restricted stock units	1,067,795	288,533
Authorized for future stock awards or option grants under the 2022 Plan	2,490,867	1,914,063
Authorized for future stock awards or option grants under the Inducement Plan	637,184	637,184
Authorized for future issuance under the ESPP	1,124,465	532,579
Total	13,316,202	9,343,066

9. Stock-Based Compensation

The Company maintains four equity compensation plans; the 2020 Stock Plan, or the 2020 Plan, the 2022 Stock Option and Incentive Plan, or the 2022 Plan, the 2022 Employee Stock Purchase Plan, or the ESPP, and the 2024 Inducement Plan, or the Inducement Plan. As of the Company's IPO in May 2022, the Company's board of directors determined that no further awards would be made under the 2020 Plan. The number of shares of common stock that may be issued under the 2022 Plan is subject to increase by the number of shares under any outstanding stock options forfeited and not exercised under the 2020 Plan. Additionally, the number of shares reserved for issuance under the 2022 Plan automatically increases on the first day of each fiscal year in an amount equal to the lower of (1) 5% of the shares of common stock outstanding on such date and (2) an amount determined by the Company’s board of directors. The 2022 Plan allows the board of directors to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, cash-based awards, and dividend equivalent rights to the Company’s officers, employees, directors and other key persons. The number of shares reserved for issuance under the ESPP automatically increases on the first day of each fiscal year in an amount equal to the lesser of (i) one percent (1%) of the number of shares of common stock issued and outstanding on the immediately preceding December 31st, (ii) 678,000 shares of common stock or (iii) such number of shares of common stock as determined by the Administrator (as defined in the ESPP). In August 2024, the Company's board of directors adopted the Inducement Plan. The Inducement Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, dividend equivalent rights and other stock-based awards with respect to an aggregate of 1,000,000 shares of common stock (subject to adjustment as provided in the Inducement Plan). Awards under the Inducement Plan may only be granted to new employees who were not previously employed by the Company or its affiliates in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4).

As of September 30, 2026, 2,490,867 shares remained available for grant under the 2022 Plan, 1,124,465 shares remained available for issuance under the ESPP, and 637,184 shares remained available for issuance under the Inducement Plan.

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

The Company recognized $0.5 million during the three months ended September 30, 2026, and $1.6 million during the nine months ended September 30, 2026 associated with the option repricing which is included in general and administrative and research and development expense in the consolidated statement of operations and comprehensive loss. There was no incremental stock-based compensation expense recognized for the three or nine months ended September 30, 2025.

Stock Option Activity

Stock option activity for the nine months ended September 30, 2026, was as follows:

	Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2025	5,970,707	$4.48
Granted	2,771,316	$5.61
Exercised	(4,386)	$2.71
Canceled/Forfeited	(741,746)	$4.59
Outstanding as of September 30, 2026	7,995,891	$4.86

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2026 was $4.63 per share. As of September 30, 2026, total unrecognized compensation cost related to stock options, inclusive of the repricing, was $17.3 million. This amount is expected to be recognized over a weighted average period of approximately 2.59 years.

Restricted Stock Units

A restricted stock unit, or RSU, represents the right to receive one share of common stock upon vesting of the RSU. In February 2024, the Company granted employees a one-time RSU award that vested in full on the one-year anniversary of the grant date, provided that the employee remained employed with the Company through the date of vesting. Certain employees, including employees who are executive officers of the Company, received a one-time RSU award that vests upon the achievement of certain performance-based clinical development milestones, or PSUs, provided that the employee remains employed with the Company through the date of vesting. Such awards could not vest in less than one year, regardless of when the performance milestone was achieved. This milestone was achieved and all PSUs vested on February 24, 2025. During the nine months ended September 30, 2025, the Company recognized $0.3 million in expense associated with the achievement of the performance milestone. No PSUs remain outstanding since March 31, 2025.

Beginning in 2025, the Company introduced RSU grants which generally vest over four years, provided the employee remains employed by the Company through the vesting dates. A summary of the Company’s RSU activity and related information for the nine months ended September 30, 2026 is as follows:

	Service-based RSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2025	288,533	$3.08
Granted	991,113	5.95
Vested	(58,111)	2.69
Forfeited	(153,740)	5.34
Outstanding as of September 30, 2026	1,067,795	$5.44

The weighted average grant date fair value of the service-based RSUs granted during the nine months ended September 30, 2026 was $5.95. During the nine months ended September 30, 2026, 58,111 RSUs vested with a total fair value of $0.3 million. As of September 30, 2026, there was $4.9 million of unrecognized compensation costs related to unvested service-based RSUs, which are expected to be recognized over a weighted-average period of 3.29 years.

Stock-Based Compensation Expense

Stock-based compensation expense associated with stock options, RSUs, PSUs, and the Company’s ESPP included in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$987	$930	$3,306	$3,449
General and administrative	1,978	1,447	5,827	4,723
Total stock-based compensation expense	$2,965	$2,377	$9,133	$8,172

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

The following table outlines the Company’s functional operating expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and Development Expenses
PGN-EDODM1 direct research and development expenses	$7,724	$5,375	$19,503	$21,771
PGN-EDO51 direct research and development expenses	2	840	34	8,838
Platform and external research and development expenses	64	105	287	539
Personnel-related (including stock-based compensation)	4,978	4,955	14,827	18,267
Facility and related expenses	1,214	1,271	3,631	3,853
Other research and development expenses	494	877	1,720	3,924
Total research and development expense	14,476	13,423	40,002	57,192
General and Administrative Expenses
Personnel-related (including stock-based compensation)	3,715	2,685	10,904	9,367
Facility and related expenses	488	519	1,495	1,511
Other general and administrative expenses	1,704	2,027	5,863	5,837
Total general and administrative expense	5,907	5,231	18,262	16,715
Loss from operations	(20,383)	(18,654)	(58,264)	(73,907)
Other income (expense):
Interest income	1,005	634	3,348	2,598
Other expense, net	—	(6)	(6)	(6)
Total other income, net	1,005	628	3,342	2,592
Income tax expense	(13)	—	(44)	—
Net loss	$(19,391)	$(18,026)	$(54,966)	$(71,315)

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

Our clinical development program for PGN-EDODM1 includes three studies: (1) FREEDOM-DM1, or FREEDOM, a multinational, randomized, double-blind, placebo-controlled Phase 1 single ascending dose, or SAD, study which was conducted in Canada, the United Kingdom and the United States, (2) FREEDOM2-DM1, or FREEDOM2, a multinational, randomized, double blind, placebo-controlled Phase 2 multiple ascending dose, or MAD, study, which is being conducted in Canada, the United Kingdom, South Korea, Australia, and New Zealand, designed to assess PGN-EDODM1’s safety and tolerability, splicing correction and functional outcome measures in DM1 patients, and (3) FREEDOM-OLE, which is an open label extension study open to participants who meet its eligibility criteria and have completed either the FREEDOM or FREEDOM2 studies. The FREEDOM2 study remains on partial clinical hold in the U.S. We are conducting, and remain actively engaged with FDA about, additional nonclinical mouse studies designed to generate data to respond to FDA feedback.

We recently reported topline results from the 10 mg/kg cohort in the FREEDOM2 study where PGN-EDODM1 was generally well-tolerated, with no serious adverse events (SAEs), all related treatment emergent adverse events (TEAEs) and non-related TEAEs reported being mild or moderate, and no signs of cumulative toxicity. At week 13, results from the 10 mg/kg cohort in the FREEDOM2 study demonstrated mean splicing correction of 46.5%. Mean splicing correction in the pooled placebo group (n=4) was 6.8% at week 13. Furthermore, in the 10 mg/kg cohort, certain functional endpoints included:

•
Video hand opening time (vHOT), an objective measure of myotonia, improved 4.3-seconds at week 13 and 3.9-seconds at week 16; placebo improved 0.2 seconds at week 16. A dose dependent splicing correction of CLCN1, a muscle chloride channel believed to be the primary driver of myotonia in DM1, was also observed;
•
Hand grip strength demonstrated a 6.3-point improvement in maximum predicted percent normal (PPN) score from baseline at week 16; placebo demonstrated a 0.9-point improvement in PPN at week 16;
•
The 10-Meter Walk/Run Test (10mWRT) improved by 0.4 seconds while placebo improved 0.2 seconds, each at week 16.
•
Patient Reported Outcomes measures were inconclusive at week 16; Patient Global Impression of Change (PGI-C) showed a favorable directional trend at 10 mg/kg versus placebo, and Myotonic Dystrophy Health Index (MDHI) total scores showed mixed results due to improvements in all groups, including the placebo arm, and differences in baseline measurements.

In the Phase 1 FREEDOM study, we enrolled adult participants to evaluate the safety and tolerability of PGN-EDODM1, as well as oligonucleotide muscle concentrations, splicing correction and functional outcome measures at day 28 and at week 16 following a single dose of PGN-EDODM1. We announced data from the three cohorts in the FREEDOM study (5 mg/kg, 10 mg/kg and 15 mg/kg) in 2025, highlighting that PGN-EDODM1 was generally well tolerated at all doses, with all drug-related adverse events mild or moderate in severity and a dose dependent mean splicing correction of 12.3%, 29.1% and 53.7% in the single 5 mg/kg, 10 mg/kg and 15 mg/kg cohorts, respectively. No meaningful improvements in any functional outcomes were observed in this single dose study.

Results from the 12.5 mg/kg cohort of FREEDOM2, which is fully enrolled, are expected in the first half of 2027. To date, 19 participants have enrolled in the open-label extension study with 100 doses given at 5 mg/kg and over 35 doses at 10 mg/kg. No serious adverse events or dose-limiting toxicities have been reported in the open-label extension study, supporting a favorable tolerability profile, with one participant discontinuing treatment due to a hypersensitivity reaction. Data from FREEDOM2 and the FREEDOM-OLE studies are expected to support an end-of-Phase 2 meeting with the FDA in the second half of 2027 pending removal of the partial clinical hold in the United States.

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

On February 5, 2024, we issued and sold 1,000,000 shares of common stock at a purchase price of $10.00 per share under our at-the-market offering program, or ATM program, pursuant to an At-the-Market Equity Offering Sales Agreement, or Sales Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, resulting in net proceeds of $9.9 million. On February 9, 2024, we issued and sold 7,530,000 shares of common stock at a purchase price of $10.635 per share, which was the closing sale price of our common stock on the Nasdaq Global Select Market on February 6, 2024, in an underwritten follow-on offering, or the 2024 Offering. The 2024 Offering resulted in net proceeds of $76.4 million after deducting underwriters' fees of $3.7 million. Net proceeds from the ATM program and 2024 Offering, after deducting underwriters’ fees and costs of the offerings, were $86.3 million. During the nine months ended September 30, 2026, the Company sold 237,500 shares of common stock under the Sales Agreement resulting in net proceeds of $1.5 million.

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

We have incurred operating losses in each year since our inception. Our net losses were $55.0 million and $71.3 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. As of September 30, 2026, we had cash, cash equivalents, and marketable securities of $104.8 million. As of September 30, 2026, we had an accumulated deficit of $416.1 million. Notwithstanding our decision to cease our research and development efforts in DMD, which we announced on May 28, 2025, we expect our expenses and operating losses will continue as we conduct our ongoing preclinical studies and current and planned clinical trials of PGN-EDODM1, continue our research and development activities, utilize third parties to manufacture our product candidates and related raw materials, hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with an exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs. In addition, we have several development, regulatory and commercial milestone payment obligations under our licensing arrangements. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, current and planned clinical trials, manufacturing campaigns and our expenditures on other research and development activities.

We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our currently planned operations into 2028. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which will not be for at least the next several years, if ever. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

The following table (in thousands) summarizes our research and development expenses for the three and nine months ended September 30, 2026 and September 30, 2025. The direct external development program expenses reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Our internal resources, personnel and infrastructure are not directly tied to any one research or drug discovery program and are deployed across multiple programs. As such, we do not track internal expenses on a program-specific basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
External expenses:
PGN-EDODM1	$7,724	$5,375	$19,503	$21,771
PGN-EDO51	2	840	34	8,838
Other programs and unallocated expenses	64	105	287	539
Total external expense	7,790	6,320	19,824	31,148
Internal expenses:
Personnel-related (including stock-based compensation)	4,978	4,955	14,827	18,267
Facilities and related costs	1,214	1,271	3,631	3,853
Other	494	877	1,720	3,924
Total research and development expenses	$14,476	$13,423	$40,002	$57,192

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

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and September 30, 2025

The following table summarizes our results of operations for the three months ended September 30, 2026 and September 30, 2025 (in thousands):

	Three Months Ended September 30,		Period-to-
	2026	2025	Period Change
Operating expenses:
Research and development	$14,476	$13,423	$1,053
General and administrative	5,907	5,231	676
Total operating expenses	$20,383	$18,654	$1,729
Operating loss	$(20,383)	$(18,654)	$(1,729)
Other income (expense):
Interest income	1,005	634	371
Other expense, net	—	(6)	6
Total other income, net	1,005	628	$377
Net loss before income tax	$(19,378)	$(18,026)	$(1,352)
Income tax expense	(13)	—	(13)
Net loss	$(19,391)	$(18,026)	$(1,365)

Research and Development Expenses

Research and development expenses increased by $1.1 million from $13.4 million for the three months ended September 30, 2025, to $14.5 million for the three months ended September 30, 2026. This was primarily attributable to a $2.2 million increase in expense for preclinical research related to ongoing studies. This increase was additionally driven by a $0.7 million increase in consulting expense and a $0.3 million increase in clinical trial expense related to the ongoing FREEDOM2 study. These increases were partially offset by a $2.0 million decrease in manufacturing costs related to the timing of manufacturing campaigns.

General and Administrative Expenses

General and administrative expenses increased by $0.7 million from $5.2 million for the three months ended September 30, 2025, to $5.9 million for the three months ended September 30, 2026. The increase was primarily driven by an increase of $1.0 million in personnel-related costs, including $0.5 million in stock-based compensation expense. This increase was partially offset by a $0.4 million decrease in consulting and legal expenses.

Other Income (Expense), Net

Other income (expense), net was $1.0 million for the three months ended September 30, 2026 and $0.6 million for the three months ended September 30, 2025. Interest income is earned on the Company's cash equivalents and marketable securities.

Income Tax Expense

Income tax expense was $13,000 for the three months ended September 30, 2026 for state taxes on interest income generated from the Company's cash equivalents and marketable securities. Income tax expense was nil for the three months ended September 30, 2025.

Comparison of the Nine Months Ended September 30, 2026 and September 30, 2025

The following table summarizes our results of operations for the nine months ended September 30, 2026 and September 30, 2025 (in thousands):

	Nine Months Ended September 30,		Period-to-
	2026	2025	Period Change
Operating expenses:
Research and development	$40,002	$57,192	$(17,190)
General and administrative	18,262	16,715	1,547
Total operating expenses	$58,264	$73,907	$(15,643)
Operating loss	$(58,264)	$(73,907)	$15,643
Other income (expense):
Interest income	3,348	2,598	750
Other expense, net	(6)	(6)	-
Total other income, net	$3,342	$2,592	$750
Net loss before income tax	$(54,922)	$(71,315)	$16,393
Income tax expense	(44)	—	(44)
Net loss	$(54,966)	$(71,315)	$16,349

Research and Development Expenses

Research and development expenses decreased by $17.2 million from $57.2 million for the nine months ended September 30, 2025, to $40.0 million for the nine months ended September 30, 2026. This was primarily attributable to a $13.8 million decrease in manufacturing costs related to the timing of manufacturing campaigns, a $3.4 million decrease in personnel-related costs, and a $0.7 million decrease related to a non-cash charge taken during the prior year associated with the impairment of unused lab equipment. The decrease was additionally driven by a $2.3 million decrease in clinical trial expense as, prior to the discontinuation of our DMD program in late May 2025, we had two programs in clinical trials during a portion of the prior year, and there was a $0.7 million charge taken during the second quarter in the prior year for estimated wind-down costs for the two clinical trials for PGN-EDO51. These decreases are partially offset by a $2.5 million increase in expense for preclinical research related to ongoing studies and a $1.2 million increase in consulting expense.

General and Administrative Expenses

General and administrative expenses increased by $1.5 million from $16.7 million for the nine months ended September 30, 2025, to $18.3 million for the nine months ended September 30, 2026. The increase was primarily driven by an increase of $1.6 million in personnel-related costs, including $1.1 million in stock-based compensation expense.

Other Income (Expense), Net

Other income (expense), net was $3.3 million for the nine months ended September 30, 2026 and $2.6 million for the nine months ended September 30, 2025. Interest income is earned on the Company's cash equivalents and marketable securities.

Income Tax Expense

Income tax expense was $44,000 for the nine months ended September 30, 2026 for state taxes on interest income generated from the Company's cash equivalents and marketable securities. Income tax expense was nil for the nine months ended September 30, 2025.

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

On August 8, 2023, we filed a prospectus supplement and entered into the Sales Agreement with Stifel, as sales agent, which provides for the issuance and sale by us of up to $100.0 million of shares of common stock from time to time under the ATM program. On February 5, 2024, we issued and sold 1,000,000 shares of common stock at a purchase price of $10.00 per share under the ATM program, resulting in net proceeds of $9.9 million. During the nine months ended September 30, 2026, the Company sold 237,500 shares of common stock under the Sales Agreement resulting in net proceeds of $1.5 million.

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

On May 18, 2026, we filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale of an amount up to $400.0 million in the aggregate of shares of our common stock, preferred stock, debt securities, warrants, and/or units or any combination thereof, which was declared effective on May 21, 2026. Also on May 18, 2026, we filed a sales agreement prospectus as part of our shelf registration statement on Form S-3 and entered into the Sales Agreement with Stifel, as sales agent, which provides for the issuance and sale by us of up to $100.0 million of shares of common stock from time to time under the ATM program.

Future Funding Requirements

As of September 30, 2026, we had cash, cash equivalents, and marketable securities of $104.8 million. We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our currently planned operations into 2028. However, our forecast for the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for the nine months ended September 30, 2026 and September 30, 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(47,407)	$(65,790)
Investing activities	7,483	51,009
Financing activities	1,367	108,150
Effect of exchange rate changes on cash	—	(15)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(38,557)	$93,354

Operating Activities

For the nine months ended September 30, 2026, net cash used in operating activities was $47.4 million resulting from our net loss of $55.0 million and changes in our operating assets and liabilities of $2.6 million, partially offset by non-cash adjustments of $10.2 million. The net changes in our operating assets and liabilities were primarily due to a decrease in operating lease liabilities of $2.4 million. The non-cash adjustments included $9.1 million of stock-based compensation, $0.8 million of depreciation expense, $2.8 million of amortization and interest accretion on our operating lease, and $2.6 million of amortization of discounts on our marketable securities.

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

Investing Activities

Net cash provided by investing activities was $7.5 million for the nine months ended September 30, 2026 compared to net cash provided by investing activities of $51.0 million for the nine months ended September 30, 2025.

Net cash provided by investing activities for both periods was primarily associated with transactions involving our marketable securities.

Financing Activities

For the nine months ended September 30, 2026, net cash provided by financing activities was $1.4 million resulting primarily from proceeds from the sale of shares of common stock under the Sales Agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of September 30, 2026, we had $104.8 million in cash, cash equivalents, and marketable securities, consisting of cash in a readily available checking account and U.S. treasury-backed money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term maturities of our investments, we believe a hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would not have had a material impact on our financial results.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and money market accounts. As of September 30, 2026, our cash and money market accounts were held by three financial institutions in the U.S. At times, our deposits held in the U.S. may exceed the respective insured limits of the Federal Deposit Insurance Corporation.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

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

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be a party to litigation or subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. As of September 30, 2026, we were not a party to any material legal proceedings.

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

Since inception, we have incurred significant operating losses. Our net losses were $55.0 million and $71.3 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $416.1 million. To date, we have financed our operations primarily with the proceeds raised from the sale of our convertible preferred stock in private placements and common stock in our IPO and our equity offerings in 2024 and 2025, described below. We have devoted substantially all of our financial resources and efforts to research and development activities, manufacturing, business planning, establishing and maintaining our intellectual property portfolio, acquiring and developing product and technology rights, hiring personnel, leasing premises and associated capital expenditures, raising capital, and providing general and administrative support for these operations. We are still in the early stages of development of our programs and currently only have one product candidate advancing into clinical development. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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
•
establish manufacturing sources for our product candidates and secure supply chain capacity to provide sufficient quantities for preclinical and clinical development and commercial supply as well as other CMC activities which support registration, particularly as we scale for an anticipated Phase 3 pivotal trial and look to secure secondary source suppliers for our drug substance;
•
seek marketing approvals for any product candidates that successfully complete pivotal clinical trials;
•
obtain, expand, maintain, defend and enforce our intellectual property portfolio;
•
hire additional personnel, including clinical, regulatory and scientific employees and consultants;

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

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we identify, continue the research and development of, continue preclinical testing and initiate clinical trials of, arrange for the manufacturing of, and potentially seek marketing approval for our product candidates that successfully complete clinical testing. To date, we have completed a Phase 1 clinical trial for PGN-EDODM1, and are conducting a Phase 2 clinical trial as well as an open label extension study for PGN-EDODM1. We will require significant additional funding to advance PGN-EDODM1 beyond the FREEDOM2 data readouts in 2026 to sustain our operations. We may be unable to raise additional funds, on favorable terms, if at all. If we are unable to raise such capital when needed, we will need to delay, reduce or terminate some or all planned activities to reduce costs and we may be required to initiate steps to cease operations and settle our liabilities. The failure to obtain sufficient additional funds on commercially acceptable terms to fund our operations and satisfy our obligations to creditors may have a material adverse effect on our business, results of operations and financial condition and jeopardize our ability to continue operations in the near-term.

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

As of September 30, 2026, we had cash, cash equivalents, and marketable securities of $104.8 million. Prior to our IPO in May 2022, we raised aggregate gross proceeds of $133.5 million from the private placement of convertible preferred stock. We raised aggregate gross proceeds of $122.9 million from our IPO. Subsequent to our IPO, in February 2024 we received net proceeds from our ATM program and 2024 Offering, after deducting underwriters' fees and costs of the offerings, of $86.3 million. In September 2025, we completed a follow-on public offering, or the 2025 Offering, which resulted in net proceeds of $107.6 million after deducting underwriters' fees and offering expenses. During the nine months ended September 30, 2026, we sold 237,500 shares of common stock under the Sales Agreement resulting in net proceeds of $1.5 million.

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

We are early in our development efforts and have invested our research efforts to date in developing our EDO platform. Until May 2025, we had two product candidates in clinical trials —PGN-EDODM1 for DM1 and PGN-EDO51 for DMD. We have since voluntarily discontinued development of PGN-EDO51 and have substantially completed the wind-down of DMD-related research and development activities. We initiated a Phase 1 clinical trial, designated FREEDOM, for our product candidate, PGN-EDODM1, in December 2023 which was completed earlier this year. We are also conducting a Phase 2 clinical trial, FREEDOM2, in Canada, the U.K., South Korea, Australia and New Zealand, which has concluded dosing of the 5 mg/kg and 10 mg/kg cohorts with all eight patients having commenced dosing in the 12.5 mg/kg cohort.

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

Commencing clinical trials in the U.S. is subject to authorization by the FDA of an IND and finalizing the trial design based on discussions with the FDA and other regulatory authorities. In the event that the FDA requires us to complete additional preclinical studies, or we are required to satisfy other FDA or other regulator requests prior to commencing clinical trials, the start of our clinical trials may be delayed. For instance, in May 2023, we announced that FDA had placed a clinical hold on our planned Phase 1 FREEDOM clinical trial of PGN-EDODM1 in the U.S. We submitted a response to the FDA and in October 2023, we announced that the FDA had lifted the clinical hold, allowing us to initiate FREEDOM in the U.S. However, in March 2026, we announced that we received notice of a partial clinical hold from the FDA based on previously submitted preclinical pharmacology and toxicology studies, and we are conducting, and remain actively engaged with FDA about, additional nonclinical mouse studies designed to generate data to respond to FDA feedback. We may not be able to resolve the issues related to such partial clinical hold in a timely manner, or at all, which may negatively impact the PGN-EDODM1 program. Furthermore, in the future, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence any clinical trial, including our FREEDOM2 study of PGN-EDODM1, or disagree with or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect. There are equivalent processes and risks applicable to CTAs in other countries, including Canada and countries in Europe. Moreover, regulatory authorities in other countries could request that we pause dosing or further enrollment in one or more of our ongoing studies based in whole or in part on a clinical hold or partial clinical hold in the U.S.

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

Our lead product candidate is currently in clinical-stage development, while other past product candidate programs were in the research or preclinical stage of development. Thus, our approach to treating muscle disease is unproven; for example past efficacy and safety results observed in the PGN-EDODM1 program may not result in a favorable safety profile or efficacy results as future clinical studies readout. In the future, our research programs may fail to identify potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates and our potential product candidates may be shown to have harmful side effects in preclinical in vitro experiments or in vivo animal model studies, or in future clinical studies. In addition, our potential product candidates may not show promising signals of therapeutic effect in such experiments or studies, as was the case with PGN-EDO51, or they may have other characteristics that may make the product candidates impractical to manufacture, unmarketable or unlikely to receive marketing approval. Further, because all of our development programs are based on our EDO platform, adverse developments with respect to one of our programs may have a significant adverse impact on the actual or perceived likelihood of success and value of our other programs. In addition, we may be negatively impacted by the decision of other companies to discontinue development of products using technology similar to our technology. For example, Avidity Biosciences, Inc. (owned by Novartis) recently announced that its DM1 candidate, del-desiran, failed to show a statistically significant improvement over placebo with respect to its primary endpoint, VHOT, in a Phase 3 pivotal trial. Moreover, during 2024, Sarepta Therapeutics, Inc., or Sarepta, announced that it was discontinuing its SRP-5051 peptide-linked phosphorodiamidate morpholino, or PMO, development program, based on the risk-benefit of the program, including some patients experiencing hypomagnesemia even after treatment with SRP-5051 was discontinued, feedback from the FDA, and the evolving therapeutic landscape for DMD.

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

Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support clearance of our INDs, CTAs and other similar regulatory filings. We cannot be certain if the outcome of our preclinical studies and clinical trials will ultimately support further development of our product candidates, as was the case with PGN-EDO51 or future programs, or future regulatory approval and commercialization. Although we have completed a Phase 1 trial and are conducting a Phase 2 clinical trial of our lead product candidate, PGN-EDODM1, we cannot be certain of the outcome of our preclinical testing, and clinical studies for PGN-EDODM1 or any of our other product candidates and cannot predict whether the FDA, or comparable foreign regulatory authorities will accept our proposed clinical program for PGN-EDODM1, or whether the outcome of our preclinical testing and clinical studies will ultimately support the further development of PGN-EDODM1 or any other product candidates we may develop. Conducting preclinical testing is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity and novelty of the program, and often can be several years or more per program. In addition, the progress and timing of our preclinical studies, including pharmacology and toxicology studies, may be impacted by the limited supply of NHPs needed for such studies. As a result, we cannot be sure that we will be able to submit INDs, CTAs and other similar regulatory filings for our programs on the timelines we expect, if at all, and we cannot be sure that submission of such regulatory filings will result in the FDA, competent authorities of the EU member states, or comparable foreign regulatory authorities allowing clinical trials to begin, including in the case of our FREEDOM2 clinical study for PGN-EDODM1. For example, in March 2026, we announced that we received notice of a partial clinical hold from the FDA based on previously submitted preclinical pharmacology and toxicology studies. We are committed to working with the FDA to address their questions; however, we may not be able to resolve the issues related to such partial clinical hold in a timely manner, or at all, which may negatively impact the PGN-EDODM1 program. Furthermore, in May 2023, we announced that we received a clinical hold notice from the FDA regarding our IND application to initiate our Phase 1 FREEDOM study, and in June 2023, we provided an update on our plans with respect to this program. In October 2023, we announced that the FDA lifted the clinical hold on our Phase 1 FREEDOM study, allowing this study to proceed in the U.S.

Furthermore, product candidates are subject to continued preclinical safety studies, which may be conducted concurrently with our clinical testing. The outcomes of these safety studies may delay the launch of, or enrollment in clinical trials and could impact our ability to continue to conduct our clinical trials.

Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome. The leadership changes at the FDA in the current administration may compound this uncertainty. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, or at all. A failure of one or more clinical trials can occur at any stage of testing, which may result from a multitude of factors, including, but not limited to, flaws in trial design, dose selection issues, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits.

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
•
failure of the FDA to remove the partial clinical hold on PGN-EDODM1 or the imposition of further clinical holds by regulatory authorities as a result of serious adverse events, manufacturing concerns, or after an inspection of our clinical trial operations or trial sites;
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

Any inability to successfully complete preclinical studies and clinical trials, including in the case of the PGN-EDODM1 program, could result in additional costs to us or impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. In addition, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions. Any such changes could cause our product candidate to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the materials manufactured using an altered process or formulation, and limit our ability to rely on data from clinical trials conducted with an earlier version of our product candidate. Clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business, financial condition, results of operations and prospects.

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

We are in the early stages of our programs and have completed a Phase 1 clinical trial and are conducting a Phase 2 clinical trial for our PGN-EDODM1 product candidate. We reported data from three cohorts of our Phase 1 trial, and from two cohorts of our Phase 2 trial of PGN-EDODM1, but we have not completed IND- or CTA-enabling activities or advanced any other product candidates (except PGN-EDO51) into clinical development. As a result, our belief in the capabilities of our platform is based on early research, preclinical studies, and early data from our early-stage studies and clinical trials. However, the results of preclinical studies may not be predictive of the results of later preclinical studies or clinical trials, and the results of any early-stage clinical trials may not be predictive of the results of later clinical trials. For example, since PGN-EDO51 did not achieve target dystrophin levels in the CONNECT1 trial, we made the decision to discontinue development of our DMD programs.

We have reported single-dose data for all of the planned cohorts (5, 10 and 15 mg/kg) in the Phase 1 FREEDOM study. While we observed robust dose-dependent mean splicing correction at the 5, 10 and 15 mg/kg dose level in the FREEDOM study, we observed limited change in functional outcomes in all cohorts of the Phase 1 FREEDOM study after a single dose as well as in the lowest dose (5 mg/kg) of the multi-dose Phase 2 FREEDOM2 study. We believe robust splicing correction with PGN-EDODM1 has the potential to lead to meaningful functional improvements with repeat dosing over time, as was the case in certain of the functional endpoints in the 10 mg/kg cohort of FREEDOM2; however, any such improvements may not be sustained or observed in future larger clinical studies or may not be considered clinically meaningful. Any determination in the future that PGN-EDODM1 may not yield sufficient functional improvement would harm our business, financial condition, results of operations and prospects.

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

For example, following the unblinding of the single-ascending dose portion of the FREEDOM trial, analysis of a kidney safety composite measure biomarker was conducted, and, at the 10 and 15 mg/kg dose levels, transient biomarkers associated with tubular insult were noted, as well as the observation of a DLT being identified at the 15 mg/kg dose level. Furthermore, we continued to observe transient increases in albuminuria in certain patients in each of the 5 mg/kg and 10 mg/kg dose cohorts of the FREEDOM2 study. Although these laboratory findings resolved without medical treatment or intervention and were not associated with clinical symptoms, the clinical significance of these findings is not yet fully understood. As we continue to dose patients in the 12.5 mg/kg cohort of the FREEDOM2 study as well as in the Open Label Extension study, we are monitoring safety results, including continuing to note transient increases in certain kidney function biomarkers as well as moderate decreases in certain electrolyte measures, with a goal of determining the optimal dose for continued development including for a future pivotal trial. Accordingly, we may observe additional renal effects, including more pronounced or persistent laboratory abnormalities, clinically symptomatic renal events, or other safety signals as the study continues. Given the stage of clinical development of PGN-EDODM1, there can be no assurance that PGN-EDODM1 will not cause undesirable side effects in patients with further dosing and dose escalation, including, for example, safety events similar to those observed in our studies with PGN-EDO51. If such events occur, we may be required to modify, suspend, or terminate clinical trials, reduce dosing, implement additional monitoring, or conduct additional preclinical studies, which could delay development, increase costs, or adversely affect the commercial prospects of PGN-EDODM1.

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

We intend to conduct clinical trials for our product candidates outside the U.S. such as FREEDOM and FREEDOM2 clinical trials, each of which had sites in multiple countries outside of the U.S. Currently, there are no U.S. sites opened in the FREEDOM2 due to the partial clinical hold of the FREEDOM2 trial in the U.S. Although the FDA may accept data from clinical trials conducted outside the U.S., acceptance of this data is subject to certain conditions imposed by the FDA. Where data from foreign clinical trials are intended to serve as the basis for marketing approval in the U.S., the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. If access to clinical trial sites or documentation is delayed or restricted, including for geopolitical reasons, the FDA may not accept such data in support of a marketing application which would adversely affect our development and approval plans. For studies that are conducted only at sites outside of the U.S. and not subject to an IND, the FDA generally does not provide advance comment on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical trial was inadequate, and require us to conduct additional clinical trials. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. There can be no assurance the FDA will accept data from clinical trials conducted outside of the U.S. Recently, the FDA has signaled increased scrutiny of foreign clinical trial data submitted in support of marketing applications, indicating plans for increased foreign site inspections and increased transparency of inspection results. If the FDA does not accept data from our clinical trials of our product candidates, we would likely need to conduct additional clinical trials, which would be costly and time consuming and delay or permanently halt our development of our product candidates. Additionally, recent policy proposals in the U.S., if enacted in the future, may make acceptance by the FDA or inclusion in a marketing application of foreign data more difficult or costly.

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

In addition, there are few CDMOs that have the capability to manufacture oligonucleotides and peptides, the key intermediates in the synthesis of the final active pharmaceutical ingredient, both of which are critical to the development and production of our product candidates. We are aware that one or more of our competitors are using either oligonucleotides, peptides, or both in their product candidates, and that they have engaged with many of these CDMOs, which may hinder our ability to also contract with those CDMOs. As a result, we may have difficulty finding and engaging sufficient third-party manufacturers to develop and manufacture our product candidates, which may affect our ability to conduct preclinical studies and clinical trials. Moreover, the BIOSECURE Act, which was enacted in December 2025 and is described in the risk factors below, could restrict U.S. government procurement from, and funding to entities that use the biotechnology equipment or services of, designated “biotechnology companies of concern,” which could include certain of our vendors. If certain of these vendors are unable to continue to provide services or we are unable to contract with such vendors, this could further constrain our ability to find and engage third-party manufacturers to develop and manufacture our product candidates, which could adversely affect our business.

We currently depend on a small number of third-party suppliers to supply the product candidates that we are evaluating in our research and development programs. The loss of these or future third-party suppliers, or their inability to provide us with sufficient supply, could harm our business.

We do not own or operate manufacturing facilities and have no current plans to develop our own clinical or commercial-scale manufacturing capabilities. We rely on a small number of third-party suppliers for the manufacture and testing of the product candidates that we are evaluating in our research and development programs, including PGN-EDODM1. We expect to continue to depend on third-party suppliers for the manufacture of any product candidates we advance into preclinical and clinical development, as well as for commercial manufacture if those product candidates receive marketing approval. The facilities used by third-party manufacturers to manufacture our product candidates must be approved by the FDA, the EMA and any comparable foreign regulatory authority pursuant to inspections that will be conducted after we submit an NDA to the FDA or any comparable filing to the EMA or other foreign regulatory authority. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP requirements for the manufacture of products. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, the EMA or any comparable foreign regulatory authority, we may incur delays in our clinical trials or regulatory submissions, and they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. FDA accepted our participation in its CMC Development and Readiness Pilot Program, or CDRP, a voluntary program intended to facilitate expedited CMC development of investigational drugs and biologics that have accelerated clinical development timelines by increasing communication with the FDA on CMC development; if we are unable to expedite CMC development through the pilot program, or if FDA modifies or terminates the pilot program with respect to PepGen, our current development plans and anticipated timelines could be adversely affected.

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

Finally, in December 2025, the National Defense Authorization Act for Fiscal Year 2026, or the NDAA, was enacted, which includes Section 851, commonly referred to as the “BIOSECURE Act.” Once the BIOSECURE Act’s prohibitions take effect, U.S. government agencies will not be permitted to procure biotechnology equipment or services from OMB-designated “biotechnology companies of concern”, or BCCs. Additionally, government agencies will be prohibited from entering into contracts with entities that provide biotechnology equipment or services from OMB-designated BCCs in the performance of their contract(s) with the government, and the same restrictions apply to federal loan or grant funds for such equipment or services. We currently rely on third-party contract manufacturing organizations and other vendors located outside the United States, including WuXi AppTec which operates in China and manufactures our active pharmaceutical ingredient, or API, for PGN-EDODM1. While none of our vendors are currently designated as BCCs, on June 8, 2026, the Department of Defense added WuXi AppTec to the Section 1260H list of Chinese military companies. Under the BIOSECURE Act, a company on the 1260H list is designated a BCC if OMB determines that it is involved in the manufacturing, distribution, provision or procurement of biotechnology equipment or services, and OMB is required to publish its initial list of BCCs by December 18, 2026. WuXi AppTec challenged its 1260H designation in the U.S. District Court for the District of Columbia, and on August 7, 2026, the court preliminarily enjoined the Department of Defense from giving effect to the designation while the litigation proceeds. The injunction is preliminary, and OMB, which is not a party to the litigation, may designate WuXi AppTec as a BCC under the BIOSECURE Act’s separate OMB designation pathway, which does not depend on the 1260H list. We therefore cannot predict whether or when OMB will designate WuXi AppTec as a BCC, or the outcome of the litigation. If Wuxi AppTec or one of our other current or future vendors with which we work is designated as a BCC, or if any of our collaborators, customers, investors, or future commercial partners become subject to BIOSECURE-related restrictions as a result of their relationships with such vendors, we could be required to terminate or restructure existing arrangements, transition manufacturing or other services to alternative suppliers, or delay or suspend development activities, subject to a grace period of 5 years during which time a company may be able to continue to work with such a restricted vendor, depending on timing and how BIOSECURE will be implemented. Although we currently have ongoing workstreams to secure a secondary source supplier of our API, any such transition could involve significant cost, operational complexity, regulatory risk, and delays, and alternative suppliers may not be available on acceptable terms or at all.

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

Based on our initial observations of the preclinical and early clinical data with respect to PGN-EDODM1, we believe PGN-EDODM1 has the potential to lead to meaningful functional improvements with repeat dosing at 10 mg/kg or higher levels over time. However, our belief based on this data may be erroneous. There can be no assurance that our expectations of robust splicing correction and improved functional outcomes will be reflected in continued clinical evaluation of PGN-EDODM1 in DM1 patients, including in our ongoing FREEDOM2 study.

Although we completed a Phase 1 clinical trial for PGN-EDO51, completed a Phase 1 clinical trial for PGN-EDODM1, and have a Phase 2 clinical trial ongoing for PGN-EDODM1, we have not completed any additional clinical trials, and have limited experience as a company in preparing, submitting and prosecuting regulatory filings. In addition, we have had limited interactions with the FDA, the EMA and comparable foreign regulatory authorities and cannot be certain how many clinical trials of PGN-EDODM1, or any other product candidates will be required or how such trials should be designed. The FDA has previously provided feedback on our clinical trials for PGN-EDODM1. We may be unable to efficiently execute and complete necessary clinical trials for our product candidates in a way that leads to regulatory submission and approval of any of our product candidates, including potentially any accelerated approval. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our current or planned clinical trials, could prevent us from or delay us in submitting NDAs for and commercializing our product candidates.

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

Prior to seeking accelerated approval for PGN-EDODM1, we intend to seek feedback from the FDA or similar foreign regulatory authorities and will otherwise evaluate our ability to seek and receive accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA or similar application for accelerated approval or any other form of expedited development or review. Similarly, there can be no assurance that after subsequent FDA or similar foreign regulatory authorities feedback we will continue to pursue or apply for accelerated approval or any other form of expedited development or review, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or other expedited development or review, there can be no assurance that such submission or application will be accepted or that any expedited development or review will be granted on a timely basis, or at all, depending upon the adequacy of surrogate endpoint data, the strength of evidence supporting clinical benefit, safety finds, dose optimization and overall benefit-risk assessment which may be further compromised by the fact that there may be newly approved therapeutic products on the market addressing DM1 at the time of submission of our application. The FDA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development or review for PGN-EDODM1 or any other product candidates would result in a longer time period to commercialization of such product candidate, would increase the cost of development of such product candidate, and would harm our competitive position in the marketplace.

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

The FDA, the EMA or a comparable foreign regulatory authority may not approve our current product candidate or any new product candidates derived from our platform. However, if the FDA, EMA or comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and record keeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, conformance with applicable product tracking and tracing requirements, establishment registration and listing, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing studies, and surveillance to monitor the safety and efficacy of the product. Additionally, sponsors of approved drugs and biologics must provide six months’ notice to the FDA of any changes in marketing status, or for discontinuing or interrupting supply of certain drugs, including the withdrawal of a drug, and failure to do so could result in a letter citing such failure to comply and public posting of such letter and redacted company response which could damage the company’s reputation. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

Shutdowns or disruptions at the FDA and other government agencies caused by funding shortages, leadership changes or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The current U.S. administration is focused on reducing costs of the federal government generally, including significantly reducing the number of government employees. Without appropriate staffing levels or the appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and approve proposed clinical studies and new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, leadership, and policy changes, the FDA’s ability to hire and retain leadership and key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

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

In addition, the Trump Administration and Congress are pursuing a multi-pronged strategy to reduce U.S. drug prices through most-favored-nation (“MFN”) pricing, which would tie U.S. drug prices to the lowest prices paid in comparable developed countries. This includes the May 12, 2025 Executive Order directing HHS to communicate MFN price targets to manufacturers, voluntary MFN pricing agreements entered into between the Administration and all 17 targeted manufacturers (which include commitments to Medicaid price parity, MFN pricing on new product launches, and participation in TrumpRx.gov in exchange for tariff relief and regulatory benefits), CMS’s proposed mandatory GLOBE (Medicare Part B) and GUARD (Medicare Part D) payment models that would impose incremental rebate obligations on manufacturers of qualifying single-source drugs, and a voluntary Medicaid MFN model (GENEROUS). As finalized, GLOBE is narrower than proposed, including by excluding drugs that have orphan designation and whose approved indications are all for rare diseases or conditions, plasma-derived products and certain cell and gene therapies, and CMS has stated that it intends to waive mandatory participation for any calendar quarter in which a manufacturer participates in GENEROUS. On October 7, 2026, the Pharmaceutical Research and Manufacturers of America filed suit in the U.S. District Court for the District of Columbia challenging GLOBE as unlawful, beyond CMS’s statutory authority and unconstitutional, and we cannot predict the outcome of that litigation or whether GLOBE will take effect on its current timeline. Legislative proposals, including the Most Favored Patient Act introduced in March 2026, seek to codify these initiatives into federal law. It is unclear whether and to what extent these initiatives will be implemented or survive legal challenge, and a similar MFN model finalized during the first Trump Administration was halted by federal courts and subsequently rescinded for procedural reasons; however, MFN pricing policy represents a significant and evolving uncertainty that could materially adversely affect our pricing strategy, revenue, and ability to commercialize our product candidates, if approved.

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

We expect to face competition from existing products and product candidates in development for our programs. For our sole clinical-stage product candidate, PGN-EDODM1, there are currently no approved therapies to treat the underlying cause of the disease. Pipeline candidates currently in development to treat DM1 include several approaches that target DMPK RNA. These include DYNE-101, an antibody conjugated antisense oligonucleotide in Phase 2 clinical development by Dyne, with an ongoing registrational expansion cohort reportedly intended to support a potential submission for accelerated approval in the U.S. and a confirmatory Phase 3 clinical trial; AOC 1001, an antibody linked siRNA in Phase 3 clinical development by Avidity Biosciences, Inc., or Avidity, which has been acquired by Novartis; VX-670, a peptide conjugated PMO in Phase 2 originally developed by Entrada Therapeutics, Inc., or Entrada, and Vertex; and ARO-DM1/SRP-1003, a conjugated siRNA in Phase 1/2 clinical development by Sarepta, originally developed by Arrowhead Pharmaceuticals, Inc., or Arrowhead. There are additional approaches under development such as ATX-01, a microRNA that modulates expression of MBNL1 by Arthex Biotech S.L., that is in Phase 1/2a clinical development. Another small molecule, tideglusib, which is a GSK3-ß inhibitor is in clinical development by AMO for the congenital phenotype of DM1.

Several gene editing and gene delivery treatments are in discovery or preclinical development by Vertex, Sanofi, and EditForce. In addition, Design Therapeutics, Inc. is developing an approach to prevent formation of CUG hairpins; and Expansion Therapeutics, Inc. and Arrakis Therapeutics are developing an approach utilizing the interaction of small molecules with RNA in preclinical development.

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

Our success depends in large part on our and our licensors’ ability to obtain and maintain patent and other intellectual property protection in the U.S. and other jurisdictions. We and our licensors have sought, and will seek, to protect our proprietary position by filing additional patent applications in the U.S. and abroad related to certain technologies and our platform that are important to our business. However, our patent portfolio is at a somewhat early stage; we do not own any patents and there are 41 issued patents, which we in-licensed from Oxford University Innovation Limited, or OUI, and the Medical Research Council of United Kingdom Research and Innovation, or MRC, and substantive examination of many of the currently pending patent applications we own or license has yet to begin or is in early stage prosecution. In addition, there can be no assurance as to whether or when our patent applications will issue as granted patents. Our ability to stop third parties from making, using, selling, marketing, offering to sell, importing and commercializing our product candidates and our technology is dependent upon the extent to which we have rights under valid and enforceable patents and other intellectual property that cover our platform and technology. If we are unable to secure, maintain, defend and enforce patents and other intellectual property with respect to our product candidates and our technology, it would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

As of September 30, 2026, we had 53 full-time employees. As our development progresses including commencing a pivotal Phase 3 clinical study and related NDA filing for PGN-EDODM1, we expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs and, if any product candidate receives marketing approval, sales, marketing, distribution and coverage and reimbursement capabilities. To manage our potential future growth, we must continue to implement and improve our managerial, operational and financial systems, and continue to recruit and train necessary qualified personnel and longer-term, may need to expand our facilities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

In July 2026, the United States imposed significant tariffs ranging from 10% to 12.5% on virtually all imports to the United States and has also imposed significantly higher rates targeting certain imports in select industries, including certain pharmaceuticals. U.S. tariffs on Chinese-origin products remain higher than tariffs on products from other countries. The United States is conducting, or has recently completed, investigations that could result in additional broad-based or sector-specific tariffs. In response, several countries have enacted retaliatory measures, and the situation remains unpredictable. Current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with active pharmaceutical ingredients (APIs), raw materials, laboratory equipment and research materials and other components used in the development and manufacturing of our product candidates which may be subject to such tariffs.

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

Public health crises such as pandemics could adversely impact our business. For example, we and our CDMOs and CROs in the past experienced a reduction in the capacity to undertake research-scale production and to execute some preclinical studies, and we may face future similar disruptions that affect our ability to initiate and complete preclinical studies or clinical trials. We may also encounter disruptions in procuring items that are essential for our research and development activities, such as raw materials used in the manufacture of any product candidates, laboratory supplies used in our preclinical and clinical studies, or animals that are used for preclinical testing for which there are or may be shortages because of efforts to address a future health pandemic. The ultimate extent to which a future outbreak of highly infectious or contagious diseases, impacts our operations or those of our third-party partners, including our preclinical studies or clinical trial operations, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of an outbreak, actions taken to contain an outbreak or mitigate its impact, and the direct and indirect economic effects of an outbreak and containment measures, among other developments.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the 2008 global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn resulting from the effects of tariffs recently imposed by the United States, which have resulted in other countries imposing additional tariffs on imports from the U.S., including substantial tariffs on imports from the U.S. announced by China, and are likely to continue to result in more retaliatory tariffs and a reduction in global trade could result in a variety of risks to our business, including weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. In addition, the current geopolitical conflicts could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, import/export controls or other actions that have been or may be initiated by nations, including the U.S. or the EU, including recent legislation – the BIOSECURE Act – in the U.S. relating to China and certain biotechnology companies of concern, or actions taken by Russia (e.g., potential cyberattacks, disruption of energy flows, etc.) could adversely affect our business and/or our supply chain, our CROs, CDMOs and other third parties with which we conduct business. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could impair our ability to achieve our growth strategy, could harm our financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that our current or future service providers, manufacturers or other collaborators may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. We cannot anticipate all of the ways in which the current economic climate, including increasing interest rates and high inflation, and financial market conditions could adversely impact our business.

Our executive officers, directors and principal shareholders, if they choose to act together, will continue to have the ability to significantly influence all matters submitted to stockholders for approval.

Based upon our common stock outstanding as of September 30, 2026, our executive officers, directors, greater than five percent shareholders and their affiliates beneficially own approximately 47.7% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, even though some of these persons or entities may have interests that are different than those of yours. For example, these stockholders, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of substantially all of our assets.

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

Pursuant to Section 404, we were required to furnish a report by our management on our internal control over financial reporting beginning with the Form 10-K for the year ended December 31, 2023. However, while we remain an EGC or a smaller reporting company with less than $100 million in annual revenue, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, engaging outside consultants and adopting a detailed work plan to assess and document the adequacy of internal control over financial reporting, continuing steps to improve control processes as appropriate, validating through testing that controls are functioning as documented and implementing a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, particularly if such material weakness results in the necessity of a restatement of our historical financial statements.

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

Our common stock is listed on the Nasdaq Global Select Market. We must meet certain financial and liquidity criteria to maintain such listing, including a minimum bid price of $1.00 per share. If we violate or fail to meet any of the Nasdaq Global Select Market’s listing standards, our common stock may be delisted. In addition, our board of directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from the Nasdaq Global Select Market may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. The delisting of our common stock could significantly impair our ability to raise capital and the value of your investment.

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

As a company that carries out extensive research and development activities, we sought to benefit from the U.K. research and development tax relief programs, being the Small and Medium-sized Enterprises R&D tax relief program, or SME Program, and, to the extent that our projects are grant funded or relate to work subcontracted to the company by third parties, the Research and Development Expenditure Credit program, or RDEC Program. Under the SME Program, we may be able to surrender the trading losses that arise from our qualifying research and development activities for a cash rebate of approximately 33.4% of the surrenderable losses. The majority of our research and development activities during 2021 were eligible for inclusion within these tax credit cash rebate claims. We may not be able to continue to claim payable research and development tax credits in the future if we cease to qualify as an SME, based on size criteria concerning employee headcount, turnover and gross assets or if we no longer conduct qualifying research and development activities through our wholly-owned subsidiary PepGen Limited. The U.K. Finance Act of 2021 introduced a cap on payable credit claims under the SME Program in excess of £20,000 with effect from April 2021 by reference to, broadly, three times the total PAYE and NICs liability of the company, subject to an exception which prevents the cap from applying. That exception requires the company to be creating, taking steps to create or managing intellectual property, as well as having qualifying research and development expenditure in respect of connected parties which does not exceed 15% of the total qualifying expenditure. If such exception does not apply, this could restrict the amount of credit that we are able to claim. For the nine months ended September 30, 2026, our research and development tax credits from the U.K. government were not material as the intellectual property was transferred from our wholly-owned U.K. subsidiary, PepGen Limited, to the parent company, PepGen Inc. in January 2022.

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

Historically, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant stock price volatility in recent years. For example, a putative class action complaint was filed on June 9, 2025 in the United States District Court for the Eastern District of New York, entitled Johnny Karam v. PepGen Inc., et al., which was subsequently voluntarily dismissed in November 2025. However, whether or not plaintiff’s claims are successful, this type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operation of our business. If we are ultimately required to pay significant defense costs, damages or settlement amounts, such payments could adversely affect our operations.

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

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the third quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

PEPGEN INC.

Date: November 10, 2026	By:	/s/ James McArthur
James McArthur
Chief Executive Officer

Date: November 10, 2026	By:	/s/ Noel Donnelly
Noel Donnelly
Chief Financial Officer